Form 10-Q
period 1998-09-30
UCBH HOLDINGS INC
filed 1998-11-24
CIK 1061580

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1998
                                ------------------------------------

                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ____________________  to  ____________________

Commission file number        0-24947
                       ----------------------


                               UCBH Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                        94-3072450
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                or organization)                             Identification No.)


              711 Van Ness Avenue, San Francisco, California 94102
              ----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (415) 929-6026
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes           No   X
                                              -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of November 23, 1998, the Registrant had 9,333,333 shares of common stock outstanding.

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................................................1-3
     Item 1.  Financial Statements...........................................................................1-3
                   Notes to Condensed Consolidated Financial Statements......................................4-6
     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................................7-20
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................20

PART II - OTHER INFORMATION...................................................................................20
     Item 1.  Legal Proceedings...............................................................................20
     Item 2.  Changes in Securities...........................................................................21
     Item 3.  Defaults upon Senior Securities.................................................................21
     Item 4.  Submission of Matters to a Vote of Security Holders.............................................21
     Item 5.  Other Information...............................................................................21
     Item 6.  Exhibits and Reports on Form 8-K................................................................21

SIGNATURES....................................................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               UCBH Holdings, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                   (Unaudited)
                                                                                 At September 30,       At December 31,
                                                                                        1998                 1997
                                                                                    -----------          -----------
Assets:
Cash and due from banks                                                             $     5,366          $    13,853
Federal funds sold                                                                            -               21,000
Investment securities available for sale, at fair value                                 124,544                    -
Investment securities, at cost (fair value $2,320 at September 30, 1998
   and $3,998 at December 1997)                                                           2,320                4,000
Mortgage-backed securities available for sale, at fair value                            300,904               84,308
Mortgage-backed securities, at cost (fair value $161,488 at September 30,
   1998 and $174,972 at December 31, 1997)                                              166,214              181,795
Federal Home Loan Bank Stock                                                             16,467               13,914
Loans                                                                                 1,391,196            1,214,237
Allowance for loan losses                                                               (13,912)             (12,142)
                                                                                    -----------          -----------
Net loans                                                                             1,377,284            1,202,095
                                                                                    -----------          -----------
Accrued interest receivable                                                              12,628                8,594
Premises and equipment, net                                                              23,679               23,931
Other assets                                                                             10,676                8,160
                                                                                    -----------          -----------
   Total assets                                                                     $ 2,040,082          $ 1,561,650
                                                                                    ===========          ===========
Liabilities:

Deposits                                                                            $ 1,562,652          $ 1,468,987
Federal funds purchased                                                                   4,100                    -
Other borrowings                                                                        325,212                    -
Long-term debt to affiliates                                                                  -               20,060
Accrued interest payable                                                                  3,749                  452
Guaranteed preferred beneficial interests in                                             30,000                    -
   junior subordinated debentures
Other liabilities                                                                        12,261                9,599
                                                                                    -----------          -----------
   Total liabilities                                                                  1,937,974            1,499,098
                                                                                    -----------          -----------
Stockholders' Equity:

Common stock, $0.01 par value, authorized 25,000,000 shares. 9,333,333 shares issued and outstanding at September 30, 1998; $0.00167 par value, 18,000,000
   shares authorized, 6,000,000 shares issued and outstanding at December 31, 1997           93                   10
Additional paid-in capital                                                               59,755               30,278
Accumulated other comprehensive income                                                      741               (1,728)
Retained earnings-substantially restricted                                               41,519               33,992
                                                                                    -----------          -----------
   Total stockholders' equity                                                           102,108               62,552
                                                                                    -----------          -----------
   Total liabilities and stockholders' equity                                       $ 2,040,082          $ 1,561,650
                                                                                    ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Operations
          (Unaudited: Dollars in thousands, except for per share data)

                                                        Quarter Ended       Quarter Ended      Nine Months Ended  Nine Months Ended
                                                      September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997
                                                      ------------------  ------------------  ------------------  ------------------
Interest income:
  Loans                                                  $   25,903           $   21,829          $    73,857         $   63,026
  Funds sold and securities purchased under
     agreements to resell                                        12                1,012                  483              2,093
  Investment and mortgage-backed securities                   9,350                4,616               19,116             14,444
                                                        -----------           ----------           ----------         ----------
      Total interest income                                  35,265               27,457               93,456             79,563
                                                        -----------           ----------           ----------         ----------

Interest expense:
  Deposits                                                   16,621               16,272               47,875             45,271
  Short-term borrowings                                       1,392                    2                1,458                800
  Guaranteed preferred beneficial interests in junior
      subordinated debentures                                   703                    -                1,273                  -
  Long-term borrowings                                        3,104                    -                4,374                  -
  Long-term debt to affiliates                                    -                  465                  599              1,358
                                                        -----------           ----------           ----------         ----------
  Total interest expense                                     21,820               16,739               55,579             47,429
                                                        -----------           ----------           ----------         ----------
      Net interest income                                    13,445               10,718               37,877             32,134
Provision for loan losses                                       782                  603                2,183                735
                                                        -----------           ----------           ----------         ----------
  Net interest income after provision for loan losses        12,663               10,115               35,694             31,399
                                                        -----------           ----------           ----------         ----------
Noninterest income:
  Commercial banking fees                                       318                  251                  883                680
  Service charges on deposit accounts                           278                  198                  822                680
  Gain on sale of loans, securities and servicing rights        119                  610                  426                 80
  Loan servicing fees                                            62                   72                  354                598
  Miscellaneous                                                 (23)                  79                    1                337
                                                        -----------           ----------           ----------         ----------
      Total noninterest income                                  754                1,210                2,486              2,375
                                                        -----------           ----------           ----------         ----------
Noninterest expense:
  Personnel                                                   3,528                3,326               11,775             10,495
  Occupancy                                                   1,290                1,242                3,737              3,548
  Data processing                                               421                  466                1,601              1,445
  Furniture and equipment                                       574                  512                1,744              1,364
  Deposit insurance                                             220                  319                  677              1,461
  Communication                                                 106                   81                  307                253
  Professional fees and contracted services                     525                  406                1,427              1,288
  Foreclosed assets                                              69                   62                   66                455
  Miscellaneous                                               1,217                1,074                3,910              3,124
                                                        -----------           ----------           ----------         ----------
      Total noninterest expense                               7,950                7,488               25,244             23,433
                                                        -----------           ----------           ----------         ----------
Income before taxes                                           5,467                3,837               12,936             10,341
Income tax expense                                            2,339                1,706                5,409              4,383
                                                        -----------           ----------           ----------         ----------
  Net income                                            $     3,128           $    2,131           $    7,527         $    5,958
                                                        -----------           ----------           ----------         ----------
Average common outstanding, basic
                                                          9,333,333            6,000,000            8,024,691          6,000,000
Average common and common equivalent shares
  outstanding, diluted                                    9,333,333            7,974,000            8,799,669          7,974,000

Basic earnings per share                                $      0.34           $     0.36           $     0.94         $     0.99
Diluted earnings per share                                     0.34                 0.30                 0.89               0.85

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                           For the Nine Months
                                                                                                            Ended September 30,
                                                                                                                unaudited
                                                                                                         1998               1997
                                                                                                      ---------           ---------
Operating activities
 Net income                                                                                           $   7,527           $   5,958
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Amortization of investment and mortgage-backed securities premium                                       20                 122
     Amortization of net deferred loan origination costs                                                    571                (354)
     Provision for loan losses                                                                            2,183                 735
     Increase in accrued interest receivable                                                             (4,034)               (568)
     Depreciation and amortization of premises and equipment                                              2,010               1,658
     Amortization of servicing assets                                                                       189                 341
     (Increase) decrease in other assets                                                                 (2,974)                873
     Increase in accrued interest payable                                                                 3,297               1,814
     Increase (decrease) in other liabilities                                                             2,146              (1,216)
     Gain on sale of servicing rights                                                                         -              (1,100)
     Gain on sale of OREO                                                                                  (162)               (279)
     (Gain) loss on sale of loans                                                                          (426)                205
     Loss on sale of securities                                                                               -                 815
                                                                                                      ---------           ---------
     Net cash provided by operating activities                                                        $  10,347           $   9,004
                                                                                                      ---------           ---------

Investing activities
  Investments and mortgage-backed securities held to maturity:
    Principal payments and maturities                                                                    19,182              23,357
    Purchases                                                                                            (4,289)               (200)
  Investments and mortgage-backed securities, available for sale:
    Principal payments and maturities                                                                     8,936              10,482
    Purchases                                                                                          (346,096)                  -
    Sale of securities                                                                                        -              20,945
  Loans purchased                                                                                       (43,851)            (43,557)
  Loans originated net of principal collections                                                        (150,641)            (99,708)
  Proceeds from sale of loans                                                                            15,294              26,844
  Purchases of premises and equipment                                                                    (1,971)             (1,532)
  Proceeds from sale of premises and equipment                                                              214                  97
  Proceeds from sale of servicing rights                                                                      -               3,095
  Proceeds from sale of OREO                                                                                911               3,192
                                                                                                      ---------           ---------
      Net cash used in investing activities                                                            (502,311)            (56,985)
                                                                                                      ---------           ---------
Financing activities
    Net increase in NOW accounts, money market accounts and passbook accounts                            27,560               4,858
    Net increase in time deposits                                                                        66,105              91,816
    Net increase in short-term borrowings                                                                96,312                   -
    Net increase in long-term borrowings                                                                233,000                   -
    Net (decrease) increase in long-term debt to affiliates                                             (20,060)              1,500
    Proceeds from issuance of common stock                                                               29,560                   -
    Proceeds from issuance of guaranteed preferred beneficial interests in
     subordinated debentures                                                                             30,000                   -
                                                                                                      ---------           ---------
      Net cash provided by financing activities                                                         462,477              98,174
                                                                                                      ---------           ---------
(Decrease) increase in cash and cash equivalents                                                        (29,487)             50,193
Cash and cash equivalents at beginning of period                                                         34,853              18,394
                                                                                                      ---------           ---------
Cash and cash equivalents at end of period                                                            $   5,366           $  68,587
                                                                                                      =========           =========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                                                               52,282              45,615
  Cash paid during the period for income taxes                                                            2,593               1,954
Supplemental schedule of noncash investing and financing activities
  Receivable resulting from sale of servicing rights                                                          -                 371
  Real estate acquired through foreclosure                                                                1,834               3,858

Conversion of affiliated party debt to common stock                                                      20,600                   -

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

   Basis of Presentation

      The Consolidated Balance Sheet as of September 30, 1998, the Consolidated Statements of Operations for the three months and the nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 have been prepared by UCBH Holdings, Inc. (the Company) and are not audited.

      The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1997. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

      On April 17, 1998, the Company completed a 6,000-for-1 stock split. Accordingly, the financial statements for all periods presented have been restated to reflect the impact of the stock split. On April 17, 1998, the Company's long-term debt to affiliates was converted to 1,974,000 shares of common stock, as adjusted for the aforementioned stock split. Given the occurrence of this conversion, management has considered this long-term debt to affiliates as convertible debt for purposes of its calculation of diluted earnings per share.

   Principles of Consolidation and Presentation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

      The provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that were deferred by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125-An Amendment of FASB Statement No. 125," became effective as to repurchase agreements, dollar rolls, securities lending and certain other transactions after December 31, 1997. Implementation of such provisions did not have a significant effect on the Company's financial position, results of operations, or capital.

      As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). Basic EPS is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS considers the possible dilutive effect of instruments such as convertible debt, convertible preferred stock, and stock options. Prior period EPS has been restated to comply with the provisions of SFAS No. 128.

      SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the nine months ended September 30, 1998 and 1997, total comprehensive income was $10.0 million and $6.5 million, respectively. Net income was $7.5 million and the change in unrealized gains and losses on available-for-sale securities was $2.5 million for the nine months ended September 30, 1998. For the corresponding period of 1997, net income was $6.0 million and the change in unrealized gains and losses on available-for-sale securities was $544,000.

                               UCBH HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 does not affect existing recognition or measurement standards. The provisions of SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Accordingly, such disclosures have not been presented herein.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will become effective for fiscal years beginning after June 15, 1999. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has not yet quantified the impact that SFAS No. 133 will have on the financial statements of the Company, if any.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization" will become effective for fiscal years beginning after December 15, 1998. SFAS No. 134 specifies the requirements for classification of securities which are retained following the securitization of mortgages previously held for resale. The Company does not have securitized mortgage loans. Accordingly, management does not expect SFAS No. 134 to affect financial statements of the Company.

2. Earnings Per Share

                   The following is a reconciliation of the numerators and denominator of the basic and diluted earnings per share (Dollars in thousands, except for per share data):


                                                                      Nine Months Ended September 30, 1998
                                                                   ------------------------------------------
                                                                      Income          Shares        Per Share
                                                                   (Numerator)     (Denominator)      Amount
                                                                   -----------     -------------      ------
Basic:
   Net income...............................................           $7,527         8,024,691        $0.94
Effect of long-term debt to affiliates......................              347           774,978
                                                                       ------         ---------
Diluted:
   Net income and assumed conversion........................           $7,874         8,799,699        $0.89
                                                                       ======         =========

                                                                      Nine Months Ended September 30, 1997
                                                                   ------------------------------------------
                                                                      Income          Shares        Per Share
                                                                   (Numerator)     (Denominator)      Amount
                                                                   -----------     -------------      ------
Basic:
   Net income...............................................           $5,958         6,000,000        $0.99
Effect of long-term debt to affiliates......................              801         1,974,000
                                                                       ------         ---------
Diluted:
   Net income and assumed conversion........................           $6,759         7,974,000        $0.85
                                                                       ======         =========

                               UCBH HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

3. Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

      Contract or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of September 30, 1998 and December 31, 1997 are as follows (dollars in millions):

                                                                           September 30, 1998      December 31, 1997
                                                                           ------------------      -----------------
Financial instruments whose contract amounts represent credit risk:
    Commitments to extend credit:
      Consumer..........................................................        $ 79.4                   $65.0
      Commercial (excluding construction)...............................          49.9                    10.8
      Construction......................................................         142.7                    78.7
    Commitments to purchase loans.......................................             -                     0.1
    Letters of credit...................................................           6.1                     1.9

Financial instruments whose notional or contract amounts exceed the amount of credit risk:

    Interest-rate swap and cap agreements...............................         200.0                       -
    Forward commitments to sell loans...................................             -                     3.5

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.

      Commitments to purchase loans are agreements to buy loans from a primary broker/dealer as long as there are no violations of any condition established in the contract. Commitments terminate on the final closing date mutually agreed upon by the purchaser and seller as defined in the contract. The Company evaluates each loan's worthiness on a loan-by-loan basis. Each loan is collateralized by residential real estate.

      Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by inventories or by deposits held at the Company.

      Interest rate swap transactions generally involve the exchange of fixed- and floating-rate interest payment obligations without the exchange of the underlying principal amounts. Interest-rate swaps are entered into to reduce the Company's exposure to interest rate movements and are used as part of asset/liability management. The Company typically becomes a principal in the exchange of fixed- and floating-rate interest payment obligations with another party and, therefore, is exposed to loss if the other party defaults. The Company minimizes this risk by performing normal credit reviews on its swap counterparties.

      Interest rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and agreed-upon rate applied to a notional principal amount. The Company is a purchaser of interest rate caps.

      Entering into interest-rate swap agreements involves not only the risk of dealing with counterparties and their ability to meet the terms of the contracts, but also the interest-rate risk associated with unmatched positions. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller.

      Forward contracts are contracts for delayed delivery of securities or loans in which the seller agrees to make delivery at a specified future date of a specified instrument at a specified price or yield.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In addition to historical information, this Form 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Risk Factors of the Company's Prospectus dated October 13, 1998.

    The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months and nine months ended September 30, 1998 and 1997 and financial condition at September 30, 1998 and at December 31, 1997. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company's primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities such as deposits and other borrowings used to fund those assets. The Company's net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company's noninterest expenses consist primarily of personnel, occupancy, and furniture and equipment expenses and other operating expenses. The Company's results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the quarter ended September 30, 1998 increased by $1.0 million, or 46.8%, to $3.1 million, compared to $2.1 million for the corresponding quarter of the prior year. The increase resulted primarily from an increase in interest income on loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the quarter ended September 30, 1998 were 12.97% and 0.63%, respectively. This compares with annualized ROE and ROA ratios of 14.36% and 0.54%, respectively, for the quarter ended September 30, 1997. The resulting efficiency ratios were 56.0% for the quarter ended September 30, 1998 and 62.8% for the corresponding quarter of the prior year. Diluted earnings per share were $0.34 for the quarter ended September 30, 1998 compared with $0.30 for the comparable quarter of the preceding year.

    For the nine months ended September 30, 1998, net income was $7.5 million, an increase of $1.6 million, or 26.3% from the nine months ended September 30, 1997. The increase in earnings during the nine months ended September 30, 1998 resulted primarily from the increased net interest income which resulted primarily from a larger average loan portfolio combined with the improved loan yield. Partially offsetting the improvement in net income was the increased provision for loan losses which was made as a result of the growth in the loan portfolio and the increase in personnel expenses primarily related to the expansion of the commercial banking division and incentive accruals recorded during the first nine months of 1998 and nonrecurring expenses related to the computer system conversion. The Company's annualized return on average assets was 0.58% for the nine months ended September 30,1998, compared with 0.52% for the nine months ended September 30, 1997. The Company's annualized return on average equity was 12.07% and 13.56% for the nine months ended September 30, 1998 and 1997, respectively. The efficiency ratio was 62.5% for the nine months ended September 30, 1998 as compared with 67.9% for the corresponding period of the preceding year.

    The increase in net income for the three months ended September 30, 1998 from the three months ended September 30 1997 was due to the increase in the average loans outstanding and an increase in the average yield on loans resulting from the growth in the commercial loan portfolio and an increase in the average investment and mortgage-backed securities outstanding due to the securities purchased to leverage the capital raised during the second quarter of 1998. Partially offsetting the increases to net interest income resulting from the foregoing was an decrease in noninterest income and an increase in noninterest expense. The noninterest income for the three months ended September 30, 1997 included a gain of $886,000 resulting from the disposition of the loan servicing portfolio. The noninterest expense decreased partially resulting from the increase in personnel expense resulting from the additional staffing of the commercial banking division.

     The increase in net income for the nine months ended September 30, 1998 from the nine months ended September 30, 1997 was due to the increase in net interest income which resulted from an increase in the average loans outstanding, an increase in the average yield on loans resulting from the growth in the commercial loan portfolio, and an increase in the average securities portfolio due to the securities purchased to leverage the capital raised during the second quarter of 1998. Partially offsetting the increases to net income resulting from the foregoing were increase in the provision for loan losses and increases in noninterest expense.

    The provision for loan losses increased from $735,000 in the nine months ended September 30, 1997 to $2.2 million in the corresponding period of 1998. The increased provision in 1998 related to the increased growth in the loan portfolio during the nine months ended September 30, 1998 and the increase in the commercial loan portfolio during this period. As of September 30, 1998, the $13.9 million allowance for loan losses represented 1.00% of gross loans. Noninterest expenses were $25.2 million for the nine months ended September 30, 1998, an increase of $1.8 million, or 7.7%, from the corresponding period of the prior year. Personnel expenses increased to $11.8 million during the nine months ended September 30, 1998 compared with $10.5 million for the corresponding period of the previous year due to the addition of commercial banking personnel and incentive accruals recorded during 1998.

     Net Interest Income and Net Interest Margin. Net interest income of $13.4 million for the quarter ended September 30, 1998 represented a $2.7 million, or 25.4%, increase from the corresponding period of the prior year. This growth resulted primarily from an increase in average outstanding loans which increased from $1.13 billion for the quarter ended September 30, 1997 to $1.32 billion for the corresponding period of 1998, an increase of $188.9 million, or 16.7%.

    The net interest margin improved to 3.00% for the nine months ended September 30, 1998 as compared to 2.89% for the nine months ended September 30, 1997. At September 30, 1998, the net interest margin was 2.85%, reflecting the impact of the new assets acquired in conjunction with the leverage strategy. While the leverage strategy reduces this ratio, the strategy is accretive to net income and earnings per share. For the nine months ended September 30, 1998, net interest income was $37.9 million, an increase of $5.7 million, or 17.9%, from $32.1 million for the nine months ended September 30, 1997.

     Net interest income increased in the nine months ended September 30, 1998 primarily as a result of (i) the increase in average loans outstanding to $1.26 billion from $1.09 billion, (ii) the increase in the average yield on loans to 7.81% in the first nine months of 1998 from 7.68% for the same period in the preceding year, (iii) the reduction in the average balance of lower yielding COFI securities to $257.1 million from $304.8 million and their replacement with higher yielding loans, and (iv) the purchase of $346 million of securities in conjunction with the leveraging strategy with an average yield of 6.68%.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated.


                                                  At
                                             September 30,           For the Nine Months Ended        For the Nine Months Ended
                                                 1998                   September 30, 1998                September 30, 1997
                                                 ----                -------------------------        -------------------------
                                                                       (Dollars in thousands)

                                                                        Interest                             Interest
                                                 Yield/     Average      Income     Average      Average      Income       Average
                                                  Rate      Balance    or Expense  Yield/Rate    Balance    or Expense    Yield/Rate
                                                  ----      -------    ----------  ----------    -------    ----------    ----------
Interest-earning assets:
  Loans                                           7.86%    $1,260,115   $ 73,857      7.81%     $1,094,804     63,026         7.68%
  Securities                                      6.18        410,501     19,116      6.21         337,467     14,444         5.71
  Other                                              -         11,508        483      5.59          49,658      2,093         5.62
                                                           ----------   --------                ----------    -------
Total interest-earning assets                     7.35      1,682,124     93,456      7.41       1,481,929     79,563         7.16
Noninterest-earning assets                           -         56,945          -         -          49,611          -            -
                                                           ----------   --------                ----------    -------
Total assets                                      7.21     $1,739,069   $ 93,456      7.17      $1,531,540     79,563         6.93
                                                           ==========   --------                ==========    -------
Interest-bearing liabilities
Deposits:
  NOW and checking                                1.09     $   80,497        667      1.10      $   77,567        636         1.09
  Money market accounts                           3.35         22,652        496      2.92          21,562        387         2.39
  Passbook accounts                               2.24        214,010      3,657      2.28         213,725      3,658         2.28
  Time deposits                                   5.13      1,125,234     43,055      5.10       1,076,528     40,590         5.03
                                                           ----------   --------                ----------    -------
Total deposits                                    4.46      1,442,393     47,875      4.43       1,389,382     45,271         4.34
                                                           ----------   --------                ----------    -------
Borrowings                                        5.93        133,200      5,832      5.84          19,461        800         5.48
Guaranteed preferred beneficial interests
      in junior subordinated debentures           9.38         18,107      1,273      9.38               -          -
Long-term debt to affiliates                         -          7,980        599     10.00          18,111      1,358        10.00
                                                           ----------   --------                ----------    -------
Total interest-bearing liabilities                4.80      1,601,680     55,579      4.63       1,426,954     47,429         4.43
                                                                        --------                              -------
Noninterest-bearing deposits                                   38,623                               33,253
Other noninterest-bearing liabilities                          15,618                               12,746
Stockholders' equity                                           83,148                               58,587
                                                           ----------                           ----------
Total liabilities and stockholder's equity                 $1,739,069                           $1,531,540
                                                           ==========                           ==========
Net interest income/interest rate
   spread                                         2.55%                 $ 37,877      2.78%                   $32,134         2.73%
                                                  ====                  ========     =====                    =======         ====
Net interest-earning assets/net
   interest margin                                2.85%    $   80,444                 3.00%     $   54,975                    2.89%
                                                  ====     ==========                =====      ==========                    ====
Ratio of interest-earning assets to interest-     1.07x          1.05x                                1.04x
   bearing liabilities                            ====     ==========                           ==========


     Provision For Loan Losses. The provision for loan losses reflects management's judgment of the current period cost associated with credit risk inherent in the Company's loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in the Company's loan portfolio.

    The provision for loan losses of $782,000 in the third quarter of 1998 represented an increase of $179,000, as compared to a provision of $603,000 in the corresponding period of the prior year. At September 30, 1998, the allowance for loan losses was 1.00% of total loans. No loans were charged off in the quarter ended September 30, 1998.

    For the nine months ended September 30, 1998, the provision for loan losses was $2.2 million, an increase of $1.4 million from the $735,000 provision for the nine months ended September 30, 1997. The allowance for loan losses as a percentage of total gross loan as of September 30, 1998 was 1.00%, consistent with December 31, 1997. The allowance for loan losses as a percentage of non-performing loans as of September 30, 1998 was 185.25%, compared with 123.22% as of December 31, 1997.

    The Bank experienced a significant improvement in asset quality during 1997 as improvements in the California economy occurred. For example, the Bank experienced a 50% reduction in nonaccrual loans in 1997. As management monitors the Bank's loan portfolio on a continuous basis, the provisions for loan losses in the 1997 periods reflected this portfolio improvement as it occurred and was identified. In 1998, provisions for loan losses were increased to keep pace with the growth in the Bank's loan portfolio, and in particular, growth in commercial loan products. The Bank's allowance methodology provides higher loss factors for commercial loan products than for residential mortgage (1-4 family) loans. Total loan charge-offs for the nine months ended September 30, 1998 were $458,000, as compared with $989,000 for the nine months ended September 30, 1997.

    Noninterest Income. Noninterest income of $754,000 for the quarter ended September 30, 1998 was $456,000, or 37.7% less than noninterest income for the corresponding period of 1997. Increases were made in commercial banking fees and service charges on deposit accounts. Commercial banking fees increased to $318,000 for the quarter ended September 30, 1998 from $251,000, or 26.7%, from the corresponding period of the previous year. Service charges on deposit accounts increased to $278,000, or 40.4%, from the corresponding period of the previous year due to an increased volume of commercial accounts. Gain on sale of loans, securities and servicing rights decreased $491,000, or 80.5%, to $119,000 from $610,000 for the quarter ended September 30, 1997. The 1997 period included the gain on sale of a mortgage servicing portfolio which was sold in conjunction with the Bank's transition from a mortgage banking thrift to a commercial bank.

     For the nine months ended September 30, 1998, noninterest income was $2.5 million, an increase of $111,000, or 4.7% from $2.4 million for the corresponding period of the preceding year. The increase in noninterest income for the first nine months of 1998 partially resulted from the growth in commercial banking fees and deposit account service charges. For the nine months ended September 30, 1998, commercial banking fees were $883,000, an increase of $203,000, or 29.9%, from $680,000 for the corresponding period of the preceding year. Deposit account fees for the first nine months of 1998 totaled $822,000, an increase of $142,000, or 20.9%, from the corresponding period of the preceding year.

    Noninterest Expense. Noninterest expenses of $8.0 million for the quarter ended September 30, 1998 were 6.2% greater than the $7.5 million of noninterest expenses for the same period of the preceding year. Personnel expenses increased to $3.5 million in the quarter ended September 30, 1998 from $3.3 million in the corresponding quarter of the preceding year, due to additional staffing of the commercial banking division and the accrual of incentive compensation. The increase in personnel expenses was partially offset by savings on deposit insurance premiums, which decreased to $220,000 in the quarter ended September 30, 1998 from $319,000 in the quarter ended September 30, 1997, due to an assessment rate reduction.

     Noninterest expense increased by $1.8 million, or 7.7%, to $25.2 million for the nine months ended September 30, 1998 from $23.4 million for the nine months ended September 30, 1997, primarily as a result of increases in the Commercial Banking Division staffing level, incentive compensation accruals, and the expenses associated with the computer conversion and the name change of the Bank. Personnel expenses of $11.8 million for the first nine months of 1998 are $1.3 million, or 12.2% higher than the $10.5 million of personnel expenses for the first nine months of 1997. This increase resulted primarily from the additional staff which was hired to execute the commercial banking business plan and incentive compensation accruals.

     During the first half of 1998, the Bank successfully completed a core computer conversion to a system which was implemented to support the Company's commercial banking activities. Total nonrecurring conversion expenses for the nine months ended September 30, 1998 were $336,000.

     Provision for Income Taxes. The provision for income taxes of $2.3 million and $1.7 million on the income before taxes of $5.5 million and $3.8 million for the three months ended September 30, 1988 and 1997, respectively, represents effective tax rates of 42.8% and 44.5%, respectively. The provision for income taxes of $5.4 million and $4.4 million on the income before taxes of $12.9 million and $10.3 million for the nine months ended September 30, 1998 and 1997, respectively, represents an effective tax rates of 41.8% and 42.4%, respectively.


FINANCIAL CONDITION

    The Company experienced significant asset growth during the nine months ended September 30, 1998. Total assets increased by $478.4 million, or 30.6%, to $2.04 billion at September 30, 1998. The growth related primarily to new securities purchases made in accordance with the leverage strategy adopted in conjunction with the new capital raised in the private placement in the early part of the second quarter. Securities increased by $323.9 million during this period.

    During the nine months ended September 30, 1998, loans increased by $177.0 million, or 14.6%, to $1.39 billion. The increase in gross loans was the result of increases in residential (1-4 family) loan production for portfolio retention and commercial business loan generation resulting from the creation of the Bank's commercial banking division in 1996. The Company originated $482.2 million of loans during the nine months ended September 30, 1998. Included in these originations were $125.1 million of commercial business loans and commercial real estate loans, and $218.1 million of residential 1-4 family loans. Additionally, the Company originated $96.2 million of new construction commitments. Loan runoff was high during the nine months ended September 30, 1998 in the residential 1-4 family loan portfolio. The annualized runoff rate of 31.0% reflected the low market interest rates and increased property values. The Company has responded to this runoff by increasing loan production and by purchasing loans.

    The quality of loans continued to be strong, with total delinquent loans decreasing to 0.88% of total loans at September 30, 1998. This marked a significant decrease from the 1.42% delinquency level at December 31, 1997. Nonperforming assets of $8.9 million, or 0.44% of total assets at September 30, 1998, also reflected a reduction from the $10.3 million level at December 31, 1997.

    The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                                      At September 30,                      At December 31,
                                                                  1998                                 1997
                                                                Amount               %               Amount              %
                                                      ----------------         -------      ---------------        -------
                                                 (Dollars in thousands)
Consumer
  Residential mortgage (1 - 4 family)                      $  762,874           54.86%           $  691,167         56.98%
  Home equity                                                  15,050            1.08%               16,743          1.38%
  Other                                                         2,498            0.18%                2,732          0.23%
                                                           ----------          ------            ----------        ------
                                                              780,422           56.12%              710,642         58.59%
                                                           ----------          ------            ----------        ------
Commercial
  Secured by real estate - multifamily                        337,542           24.27%              339,257         27.97%
  Secured by real estate - nonresidential                     186,642           13.42%              115,366          9.51%
  Construction                                                 47,402            3.41%               26,603          2.19%
  Commercial business                                          38,535            2.77%               21,146          1.74%
                                                           ----------          ------            ----------        ------
                                                              610,121           43.88%              502,372         41.41%
                                                           ----------          ------            ----------        ------

Total gross loans                                           1,390,543          100.00%            1,213,014        100.00%
                                                                               ======                              ======
Net deferred loan origination costs                               653                                 1,223
Allowance for loan losses                                     (13,912)                              (12,142)
                                                           ----------                            ----------
Net Loans                                                  $1,377,284                            $1,202,095
                                                           ==========                            ==========

      The following table shows the Bank's loan originations during the periods indicated.


                                                       For the Nine Months Ended
                                                              September 30,
                                                        1998             1997
                                                      --------         --------
                                                        (Dollars in thousands)
Consumer
  Residential mortgage (1 - 4 family)
      For resale:
          GNMA                                        $      -         $    759
          FHLMC and FNMA                                 7,704           15,511
      For portfolio:
          Fully documented loans                        17,562            6,048
          Limited documentation loans                  192,792          147,893
  Home equity                                            4,151           11,739
  Other                                                  2,598                -
                                                      --------         --------
                   Total consumer                     $224,807         $181,950
                                                      ========         ========
Commercial
  Secured by real estate - multifamily                $ 36,082         $  6,902
  Secured by real estate - nonresidential               82,291           17,626
  Construction                                          96,234           44,378
  Commercial business                                   42,796           22,645
                                                     ---------         --------
                   Total commercial                    257,403           91,551
                   Total loan originations            $482,210         $273,501
                                                      ========         ========

       During the nine months ended September 30, 1998, loan prepayments totaled $313.1 million, representing a 34.4% annualized prepayment rate. This compares with loan prepayments of $174.4 million, representing a 21.8% annualized prepayment rate for the corresponding period of the preceding year. During the first nine months of 1998, loan prepayments accelerated significantly as a result of the low market interest rate environment. In response to the increased prepayments, especially in the Residential mortgage (1-4 family) portfolio, the Bank increased its loan origination goals, and purchased whole loans and participations. These participation loans conform with the bank's internal origination guidelines.

     In 1996, management made a strategic decision to reduce its concentration of assets with interest rates based on the Eleventh District Cost of Funds Index
(COFI). COFI generally lags market interest rate changes and assets tied to COFI can suppress net interest margins during periods of rapidly escalating interest rates. In addition, the Bank began to reduce its COFI-based loan portfolio through amortization and sales and replace it with current-index products including adjustable-rate mortgage loans and loans with an initial rate of interest for a fixed term (generally 3 to 5 years), the interest rates on which adjust annually thereafter ('intermediate fixed-rate loans'). As a result of this initiative, the Bank's COFI-based loans declined to $476.6 million at September 30, 1998 from $554.4 million at December 31, 1997.

     At September 30, 1998, total gross loans included $306.7 million of intermediate fixed-rate loans compared with $291.5 million at December 31, 1997, an increase of $15.2 million or 5.2% which was the result of the Bank continuing to emphasize the origination of intermediate fixed-rate mortgages (1-4 family). Fixed-rate loans at September 30, 1998 were $393.1 million compared with $241.5 million at December 31, 1997, an increase of $151.6 million, or 62.8%, which resulted from the origination of 15-year and 30-year fixed-rate mortgages.

     Non-Performing Assets and OREO. Management generally places loans on non-accrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on non-accrual status, any interest previously accrued but not collected is reversed from income. Other real estate owned (OREO) consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

     The following table sets forth information regarding non-performing assets at the dates indicated.


                                                                                September 30,         December 31,
                                                                                    1998                  1997
                                                                                ------------          -----------
                                                                                       (Dollars in thousands)
Non-accrual loans
Consumer
  Residential mortgage (1- 4 family)                                            $    4,367               $    6,131
  Home equity                                                                            -                       15
  Other                                                                                  -                        -
                                                                                ----------               ----------
      Total consumer                                                                 4,367                    6,146
                                                                                ==========               ==========
Commercial
  Secured by real estate - multifamily                                                 164                      904
  Secured by real estate - nonresidential                                            2,875                    2,804
  Construction loans                                                                   104                        -
  Commercial business                                                                    -                        -
                                                                                ----------               ----------
      Total commercial                                                               3,143                    3,708
                                                                                ==========               ==========
Total non-accrual loans                                                         $    7,510               $    9,854
 OREO                                                                                1,369                      412
                                                                                ----------               ----------
Total non-performing assets                                                     $    8,879               $   10,266
                                                                                ==========               ==========
Non-performing assets to total assets                                                 0.44%                    0.66%
Non-accrual loans to total loans                                                      0.54%                    0.81%
Non-performing assets to total loans and OREO                                         0.64%                    0.85%
Total gross loans                                                               $1,390,543               $1,213,014
                                                                                ==========               ==========
Gross income not recognized on non-accrual loans for the nine months ended
  September 30, 1998 and the year ended December 31, 1997                       $       77               $       65
Accruing loans contractually past due 90 days or more                                    -                        -
Troubled debt restructurings not included above                                 $    1,251               $    1,251
                                                                                ==========               ==========

     The Bank records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     During the nine months ended September 30, 1998, the Bank reduced total non-performing assets to $8.9 million from $10.3 million at December 31, 1997, a decrease of $1.4 million or 13.6%. The reduction was the result of the sale of non-performing loans and the reclassification of other loans which became current and were reclassified to performing status. During the nine months ended September 30, 1998, the Bank increased OREO from $412,000 to $1.4 million. Foreclosures are a normal part of the credit process. At September 30, 1998, OREO consisted of six properties acquired through foreclosure with a carrying value of $1.4 million.

     The policy of the Bank is to review each loan in the portfolio to identify problem credits. There are four classifications for problem loans 'special mention,' 'substandard,' 'doubtful' and 'loss.' Special mention loans do not yet warrant adverse classification, but possess credit deficiencies or potential weaknesses requiring the Bank's attention. Substandard loans have one or more well-defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as 'loss' is considered uncollectible and its continuance as an asset is not warranted.

     The following table sets forth criticized loans at the dates indicated.


                                                                         At September 30,       At December 31,
                                                                                     1998                  1997
                                                                         ----------------       ---------------
                                                                                 (Dollars in thousands)
Special mention loans                                                             $ 7,718               $ 7,182
Substandard and doubtful loans                                                     13,108                16,822
                                                                                  -------               -------
Total criticized loans                                                            $20,826               $24,004
                                                                                  =======               =======
Total allowance for loan losses                                                   $13,912               $12,142
                                                                                  =======               =======
Special mention loans to total loans                                                 0.55%                 0.59%
Substandard and doubtful loans to total loans                                        0.94                  1.39
Criticized loans to total loans                                                      1.50                  1.98
Allowance for loan losses to substandard and doubtful loans                        106.13                 72.18
Allowance for loan losses to criticized loans                                       66.80                 50.58


    With the exception of the criticized loans described above, management is not aware of any other loans as of September 30, 1998 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their present loan repayment terms or that would result in such loans being included in the non-performing asset table above at some future date.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status or become impaired or restructured loans or OREO in the future.

     During the nine months ended September 30, 1998, delinquent residential mortgages (1-4 family) decreased to $1.2 million or 0.16% of gross residential mortgages (1-4 family) from $4.3 million or 0.62% of gross residential mortgages (1-4 family) at December 31, 1997. Management attributes the reduction in delinquent loans to good economic conditions in the Bank's market and continued focus by management on the reduction of delinquent loans.

     Delinquent mortgage loans secured by nonresidential real estate were $3.4 million at September 30, 1998, an increase of $1.0 million, or 41.7%, from the $2.4 million delinquent at December 31, 1997. The increase in the delinquent nonresidential real estate mortgage loans results primarily from one recent nonresidential delinquency which for which the Bank is in the process of placing a receiver and for which management anticipates no losses on the disposition of this property, should foreclosure actions ultimately result.

     Allowance For Loan Losses. The Bank has established a formalized process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans on a pool basis. For loans that are analyzed individually, third party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (1-4 family), management's analysis consists of reviewing delinquency trends, charge-off experience, economic conditions, current composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subject to an internal asset review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

     The allowance for loan losses is increased by provisions for loan losses and reduced by charge-offs, net of recoveries. Loans are charged off to the extent they are classified as loss either internally or by the Bank's regulators. For any loan that is past due for more than 90 days, management will generally charge off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well-secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

     While management uses available evidence in assessing the adequacy of the allowance for loan losses, future additions to the allowance for loan losses will be subject to continuing evaluations of the inherent risk in the portfolio. If the economy declines or asset quality deteriorates, additional provisions for loan losses could be required. Additionally, the Bank's regulators review the adequacy of the allowance for loan losses as part of their examination process and may require the Bank to record additional provisions for loan losses based on their judgment or information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to provide for estimated losses inherent in the Bank's loan portfolio.

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:


                                         For the Nine Months Ended September 30,
                                         ---------------------------------------
                                                 (Dollars in thousands)
                                                1998                 1997
                                              -------              -------
Allowance for loan losses:

Balance beginning of period                   $12,142              $11,682
Provision for loan losses                       2,183                  735
Charge-offs                                      (458)                (989)
Recoveries                                         45                  363
                                              -------              -------
Balance at end of period                      $13,912              $11,791
                                              =======              =======

Allowance for loan losses to loans               1.00%                1.00%

Net charge-offs to average loans                 0.03%                0.06%

     Securities. Securities (including available-for-sale and held-to-maturity) increased by $323.9 million, or 120.0%, to $594.0 million at September 30, 1998, reflecting the Company's substantial completion of the leverage strategy for the capital raised in the private placement. All of the new securities purchased were classified as available-for-sale. The Bank historically maintained a securities portfolio comprised primarily of COFI-based FHLMC and FNMA securities which reprice on a monthly basis. As a result of the proceeds the Company received and made available to the Bank from the capital raised, the Bank purchased U.S. Government agency mortgage-backed securities, investment grade securities, investment grade municipal bonds, and investment grade residential 1-4 family mortgage-backed securities.

     The following table sets forth the Bank's securities portfolio on the date indicated.

                                                         At September 30, 1998                   At December 31, 1997
                                                    ------------------------------             ------------------------
                                                     Amortized             Fair                Amortized        Fair
                                                       Cost                Value                  Cost          Value
                                                    ----------             -----               ---------        -----
                                                                           (Dollars in thousands)
Investment securities held to maturity
  FHLB Note                                         $       -             $      -             $  2,000        $  1,998
  FNMA Note                                                 -                    -                2,000           2,000
  Other                                                 2,320                2,320                    -               -
                                                    ---------             --------             --------        --------
      Total                                         $   2,320             $  2,320             $  4,000        $  3,998
                                                    =========             ========             ========        ========
Investment securities available for sale
  Municipals                                        $  43,614             $ 45,263             $      -        $      -
  Trust Preferred Securities                           82,139               79,281                    -               -
                                                    ---------             --------             --------        --------
      Total                                         $ 125,753             $124,544             $      -        $      -
                                                    =========             ========             ========        ========
Mortgage-backed securities held to maturity
  FHLMC                                             $  45,585             $ 44,090             $ 48,536        $ 46,618
  FNMA                                                110,060              107,086              117,184         112,788
  Other                                                10,569               10,312               16,075          15,566
                                                    ---------             --------             --------        --------
      Total                                         $ 166,214             $161,488             $181,795        $174,972
                                                    =========             ========             ========        ========
Mortgage-backed securities available for sale
  FNMA                                              $  82,287             $ 80,446             $ 87,237        $ 84,308
  GNMA                                                118,992              122,211                    -               -
  Other                                                97,162               98,247                    -               -
                                                    ---------             --------             --------        --------
      Total                                         $ 298,441             $300,904             $ 87,237        $ 84,308
                                                    =========             ========             ========        ========

     As of September 30, 1998, the aggregate amortized cost of the securities was $592.7 million and the fair value was $589.3 million. Of the total $3.5 million unrealized loss on these securities, $4.7 million of unrealized losses relate to securities which are held to maturity, and $1.3 million of unrealized gain relate to securities which are held as available for sale. Such unrealized gains, net of the related tax benefit of $515,000, is reflected as an increase of stockholders' equity. The $4.7 million unrealized loss relating to the $168.5 million of securities held to maturity has not been recognized in the financial statements.

     Deposits. Deposit balances were $1.56 billion at September 30, 1998, which represented an increase of $93.7 million, or 6.38% from December 31, 1997. The core deposit balances increased by $27.6 million during this period, and time deposits increased by $66.1 million. Through careful management of interest rate negotiations by the retail branch managers, the Company was able to reduce the higher cost time deposits and thereby reduced its overall cost of deposits from 4.38% at December 31, 1997 to 4.33% at September 30, 1998. Deposits are the Bank's primary source of funding. At September 30,1998, the Bank had a deposit mix of 76.2% in time deposits, 1.6% in money market accounts, 14.0% in passbook accounts and 8.2% in NOW and checking accounts. This compares with a deposit mix of 76.5%, 1.4%, 14.4% and 7.7% at December 31, 1997, respectively.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits have been obtained from or are dependent on anyone person or industry. At September 30, 1998, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. In addition, as of such date, the 100 depositors with the largest aggregate average deposit balances comprised less than 10% of the Bank's total deposits. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 1998, is $315.2 million, or 20.2% of total deposits, of deposits of $100,000 or greater. At September 30, 1998, the Bank had no brokered deposits. Substantially all of the time deposits as of September 30, 1998 matured in one year or less.

     The following table sets forth the balances and rates paid for the major categories of deposits at the dates indicated:


                                                At September 30,                         At December 31,
                                                      1998                                    1997
                                         ----------------------------            -------------------------------
                                            Amount      Interest Rate              Amount          Interest Rate
                                         -----------    -------------            ----------        -------------
                                                                (Dollars in Thousands)
NOW and checking accounts                $   128,175         0.70%               $  111,984            0.80%
Money market accounts                         25,643         3.35%                   20,986            2.48%
Passbook accounts                            218,725         2.24%                  212,013            2.11%
Time deposits                              1,190,109         5.13%                1,124,004            5.20%
                                          ----------                             ----------
Total                                     $1,562,652         4.33%               $1,468,987            4.38%
                                          ==========                             ==========

     The average cost of deposits during the nine months ended September 30, 1998 was 4.43% as compared to 4.34% for the same period in the previous year. At September 30, 1998, the Bank's average rate paid on deposits was 55 basis points lower than the COFI index.

     Other Borrowings. Borrowings increased by $329.3 million during the nine months ended September 30, 1998, as the Company substantially completed the strategy adopted to leverage the new capital raised in the private placement. At September 30, 1998, the Bank had $324 million of advances outstanding. At December 31, 1997, there were no advances outstanding. At September 30, 1998, credit availability under this facility was approximately $292.2 million. Although the Bank eliminated its outside borrowings in 1996, the Bank has utilized borrowings as a funding source in conjunction with its strategy of leveraging the proceeds from the capital raised, consistent with its asset and liability objectives and the maintenance of its status as a 'well capitalized' institution for regulatory capital purposes. As of September 30, 1998, the Bank had borrowed $324 million from the FHLB in conjunction with the leverage strategy, of which $233 million were long-term and $91 million were overnight borrowings. Included in the long-term advances of $233 million were $17 million which were fixed-rate for ten years and $216 million which were for ten years but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates. Affiliated-party debt of $20.1 million at December 31, 1997 was converted to common stock, which was ultimately retired in conjunction with the private placement that closed in April 1998.

    The following table sets forth certain information regarding the short-term borrowings of the Bank at or for the dates indicated.


                                                                  At or For the Nine Months Ended     At or For the Year Ended
                                                                         September 30, 1998               December 31, 1997
                                                                  -------------------------------     ------------------------
                                                                                      (Dollars in Thousands)
FHLB of SF advances
  Average balance outstanding                                               $133,067                            $11,176
  Maximum amount outstanding at any month end                                324,000                             24,000
  Balance outstanding at end of period                                       324,000                                  -
  Weighted average interest rate during the period                              5.57%                              5.55%
  Weighted average interest rate at end of period                               5.49%                                 -
  Weighted average remaining term to maturity at end of period               7 years                                  -

Other short term borrowings
  Average balance outstanding                                               $    133                            $ 5,375
  Maximum amount outstanding at any month end                                  4,100                                  -
  Balance outstanding at end of period                                         4,100                                  -
  Weighted average interest rate during the period                              8.44%                              5.47%
  Weighted average interest rate at end of period                               6.59%                                 -
  Weighted average remaining term to maturity at end of period                     -                                  -

     The Bank maintains a secured credit facility with the FHLB of San Francisco against which advances may be made. The terms of this credit facility require the Bank to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances.

     Regulatory capital. The total risk-based capital ratio of the Bank at September 30, 1998 was 12.7%, as compared with 11.2% at December 31, 1997. The ratio of Tier 1 capital to total assets of the Bank at September 30, 1998 was 6.3%, as compared with 5.4% at December 31, 1997. The Bank's capital ratios exceeded the regulatory requirements, and the Bank continues to be categorized as "Well Capitalized." The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."


YEAR 2000 COMPLIANCE

     Introduction. Similar to other financial institutions, the operations of the Bank are particularly sensitive to potential problems arising from the inability of many existing computer hardware and software systems and associated applications to process accurately information relating to any two-digit 'date field' entries referring to the year 2000 and beyond. Many existing systems are constructed to read such entries as referring to dates beginning with '19,' rather than '20.' This set of issues is generally referred to as the 'Year 2000' problem. The Federal Financial Institutions Examination Council (the 'FFIEC'), through the bank regulatory agencies, has issued compliance guidelines requiring financial institutions to develop and implement plans for addressing Year 2000 issues relevant to their operations.

     State of Readiness. The Bank has implemented a detailed Year 2000 plan, as required by the FFIEC guidelines, to evaluate Year 2000 compliance of its computer systems and the equipment which supports the operations of the Bank. Also included in this Year 2000 plan is a detailed review of the readiness of the Bank's service providers, vendors, major fund providers, major borrowers and companies with which the Bank has material investments. As of September 13, 1998, the Bank has met all current target objectives of the Year 2000 plan, and management believes that it will continue to meet all future target objectives in accordance with the terms of the plan.

     Like many financial institutions, the Bank relies upon computers for the daily conduct of its business and for data processing generally. In conjunction with its conversion to a commercial banking charter, the Bank installed a new core computer system which was compatible with the Bank's commercial banking business needs. This commercial banking data processing system is run in a service bureau environment by one of the leading national vendors of data processing services for banks. The vendor of the new core system is executing its Year 2000 readiness plan in cooperation with the Bank. Management expects the new core banking system to be Year 2000 compliant.

     In addition to its core computer system, the Bank is reliant on financial accounting and mortgage loan origination systems that are computer-based, and thus vulnerable to the Year 2000 issues. The Bank has installed a new financial accounting system and is in the process of installing a new mortgage loan origination system which are Year 2000 compliant. The Bank's mortgage loan servicing system is run in a service bureau environment by a large national vendor of data processing services. The Bank has renewed its contract with the vendor. The renewal contract obligates the vendor to have its system Year 2000 compliant by the end of 1998.

     As a result of the new core computer system and the new financial accounting and mortgage loan origination systems, management believes that it has resolved the Year 2000 issues with respect to the most critical computer systems and applications. Management is in the testing or remediation phase with respect to equipment that is Year 2000 sensitive, which includes equipment containing embedded microprocessors or other technology related to the recognition of dates. The Bank expects to complete its Year 2000 conversion by June 30, 1999.

     Because of the substantial progress made by the Bank towards its Year 2000 conversion, the Bank does not anticipate that any additional significant changes will be required or that the Year 2000 issue will pose significant operational problems for the Bank. However, if the necessary changes are not made or completed in a timely fashion or unanticipated problems arise, the Year 2000 issue may take longer for the Bank to address and may have a material impact on the Bank's financial condition and results of operations.

     In addition to its extensive interaction with major service providers, the Bank has had initial communications with other vendors, major fund providers, major borrowers and companies with which the Bank has material investments, to evaluate their Year 2000 compliance plans and state of readiness and to determine the extent to which the Bank's systems may be affected by the failure of others to remediate their own Year 2000 issues. To date, however, the Bank has received only preliminary feedback from such parties and has not independently confirmed any information received from other parties with respect to Year 2000 issues. As such, there can be no assurance that such other parties will complete their Year 2000 conversion in a timely fashion or will not suffer a Year 2000 business disruption that may adversely affect the Bank's financial condition and results of operations.

     Costs to Address the Year 2000 Issue. The Bank implemented its new core banking system because of the change in its business focus to commercial banking. The commercial banking products offered by the Bank were not supported by the software applications offered as part of the Bank's prior data processing platform. Additionally, the vendor that ran the Bank's prior data processing platform indicated that it would not support that data processing platform beyond 1998, and in fact service quality had begun to deteriorate in 1997. The new financial accounting system was installed as a result of the vendor for the former system notifying the Bank of its intention to cease supporting the software beyond 1998. The new mortgage loan origination system was purchased to replace the existing system with a lower cost software solution.

     The implementation of these new systems is consistent with the closure of the Bank's mortgage banking division, its emphasis on portfolio lending within its niche market, and its commercial banking focus. In each case, the system conversions were being made for business reasons that were unrelated to the Year 2000 issues and did not contribute to the direct cost of Year 2000 compliance. Nevertheless, these system replacements are all Year 2000 compliant and therefore automatically address that issue. The additional costs to achieve Year 2000 compliance are currently estimated to be $500,000, and are not expected to have a material financial impact on the Bank. The Bank intends to fund such costs from its operations. However, as the Bank progresses with its Year 2000 conversion and implements the necessary changes to its systems, certain additional costs may be identified. There can be no assurance that such additional costs will not have a material adverse effect on the Bank's financial condition and results of operations.

     Risks of Year 2000 Issues. To date, the Bank has not identified any system which presents a material risk of not being Year 2000 ready in a timely fashion or for which a suitable alternative cannot be implemented. However, as the Bank progresses with its Year 2000 conversion, the Bank may identify systems which do present a material risk of Year 2000 disruption. Such disruption may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if the Bank's commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to the Bank could be adversely affected. The failure of the Bank to identify systems which require Year 2000 conversion that are critical to the Bank's operations or the failure of the Bank or others with which the Bank does business to become Year 2000 ready in a timely manner could have a material adverse impact on the Bank's financial condition and results of operations. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Bank cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems.

     Contingency Plans. The Bank has two types of contingency plans: Remediation and Business Interruption. Remediation Plans are designed to mitigate the risks associated with the failure to successfully complete renovation, validation and implementation of mission-critical systems. Business Interruption Plans are plans of action to ensure the ability of the Bank to continue functioning as a business entity in the event of unanticipated systems failures at critical dates prior to, on, and after the Year 2000.

     Remediation Plan. The Bank's Year 2000 conversion is expected to be completed prior to any potential disruption to the Bank's business. However, the Bank is developing Year 2000 remediation contingency plans for mission-critical systems. These plans would be invoked in the event of anticipated failures of particular Year 2000 projects or sub-projects. Such plans may involve the designation of alternate vendors and would essentially constitute replacement of the current Year 2000 remediation path with an alternate one. Remediation plans will be built in succeeding stages of detail and this process may, if management deems appropriate, be halted at any point where the success of the base project is clearly predictable. If the results of testing of the Bank's systems are not satisfactory, remediation contingency plans will be invoked for mission-critical systems, no later than the conclusion of testing, which is expected to be April 9, 1999.

     Business Interruption Plan. These plans would be invoked if unanticipated Year 2000 problems occur in production, similar to scenarios in Disaster Recovery Plans. 'Swat Teams' will be established for mobilization in case of emergencies that threaten the viability of the Bank, and require that certain resources be available immediately for utilization. The Bank has begun preparation of these plans, will continue to fine-tune them, train staff to carry them out, and test them.

     The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which the Bank has set to complete such conversion and the possible risks associated with the Year 2000 issue are based on the Bank's current estimates and are subject to various uncertainties that could cause the actual results to differ materially from the Bank's expectations. Such uncertainties include, among others, the success of the Bank in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the Year 2000 conversion efforts of others.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There has been no material change in the Company's exposure to market risk since the information disclosed in the Company's Prospectus dated October 13, 1998 on file with the Securities and Exchange Commission (SEC File No. 333-58325).


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

    The Company's wholly-owned subsidiary, United Commercial Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

Management is not currently aware of any litigation that will have a material adverse impact on the Company's consolidated financial condition, or the results of operations.

Item 2. Change in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    A Special Meeting of the Stockholders was held on July 30, 1998. At the meeting, the stockholders approved the Company's 1998 Stock Option Plan.

    The number of votes cast for or withheld

    For            6,631,299 votes
    Against          711,668 votes
    Abstain           44,334 votes

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits (File herewith unless otherwise noted)

 3.1  Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*
 3.2  Bylaws of UCBH Holdings, Inc.*
 4.0  Form of Stock Certificate of UCBH Holdings, Inc.*
10.1  Employment Agreement between United Commercial Bank and Thomas S. Wu*
10.2  Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*
10.3 Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
10.4 Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
10.5  UCBH Holdings, Inc. 1998 Stock Option Plan*
27.0  Financial Data Schedule

(b)  Reports on Form 8-K

     None.


----------------------
* Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC No. 333-58325).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UCBH HOLDINGS, INC.

                                          /s/ Thomas S. Wu
Date:    November 23, 1998                -------------------------------------
                                          Thomas S. Wu
                                          President and Chief Executive Officer
                                          (principal executive officer)




                                          /s/ Jonathan H. Downing
Date:    November 23, 1998                -------------------------------------
                                          Jonathan H. Downing
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)