Form 10-K405
period 1998-12-31
UCBH HOLDINGS INC
filed 1999-03-23
CIK 1061580

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                          Commission File No.: 0-24947

                               UCBH HOLDINGS, INC.
             (exact name of registrant as specified in its charter)

          DELAWARE                                              94-3072450
---------------------------------                          --------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

711 Van Ness Avenue, San Francisco, California                   94102
----------------------------------------------                ------------
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (415) 928-0700

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $128,380,000 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 9, 1999.

         As of March 9, 1999, the Registrant had 9,333,333 shares outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Part II of this Form 10-K.

         Portions of the Proxy Statement for the April 29,1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.


===============================================================================

Form 10-K


-------------------------------------------------------------------------------------------------------------


Part I      Item 1.    Business.............................................................................1
                       Our Market Area......................................................................1
                       Our Current Banking Services.........................................................1
                       Our Lending Activities...............................................................2
                       Deposits.............................................................................6
                       Competition..........................................................................7
                       Our Historical Operations............................................................7
                       Supervision and Regulation...........................................................8
                       Employees...........................................................................12
                       Executive Officers of the Registrant................................................12
            Item 2.    Properties..........................................................................12
            Item 3.    Legal Proceedings...................................................................13
            Item 4.    Submission of Matters to a Vote of Security Holders.................................13

-------------------------------------------------------------------------------------------------------------


Part II     Item 5.    Market for Registrant's Common Equity and
                       Related Stockholder Matters.........................................................13
            Item 6.    Selected Financial Data.............................................................13
            Item 7.    Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................................13
            Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........................13
            Item 8.    Financial Statements and Supplementary Data.........................................13
            Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................13

-------------------------------------------------------------------------------------------------------------


Part III    Item 10.   Directors and Executive Officers of the Registrant..................................14
            Item 11.   Executive Compensation..............................................................14
            Item 12.   Security Ownership of Certain Beneficial Owners and Management......................14
            Item 13.   Certain Relationships and Related Transactions......................................14

-------------------------------------------------------------------------------------------------------------


Part IV     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................14

-------------------------------------------------------------------------------------------------------------


Signatures.................................................................................................16


Item 1.  Business

The Form 10-K contains statements about the future that may or may not materialize. When we use works like "anticipate," "believe," "estimate," "may," "intend," or "expect," we are speculating about what will happen in the future. The outcome may be materially different from our speculations. We believe that certain factors identified elsewhere in this Form 10-K could cause a different outcome. There may also be other factors that could cause a different outcome.

    UCBH Holdings, Inc. (the "Company", "we", "us," or "our") is a Delaware corporation that is registered with the Federal Reserve Board as a bank holding company. We conduct our principal business through our wholly-owned banking subsidiary, United Commercial Bank (the "Bank"), which makes up almost all of our consolidated assets and revenues. United Commercial Bank is a California state-chartered commercial bank.

Our Market Area

    We concentrate on marketing our services in the San Francisco Bay area (which includes the City of Oakland), the Sacramento/Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area recently have grown rapidly. Using 1990 Census data, we believe there were an estimated 2.7 million Asian and Pacific Islanders living in California. Based on 1995 and 1996 demographic data, we believe there were approximately 250,000 Asian and Pacific Islanders living in San Francisco County, which is approximately 32% of the total population of the county.

    We currently have 25 branches in the State of California. During 1998, we also opened a commercial banking and construction lending regional office in Pasadena, California, to help us take advantage of opportunities in the Los Angeles area, especially in the ethnic Chinese areas. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. We are the largest financial institution focused on serving the ethnic Chinese community within the United States.

Our Current Banking Services

    Through our branch network, we provide a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

    We offer the following deposit products:

         o Personal checking and saving accounts
         o Business checking and saving accounts
         o Time deposits (certificates of deposit)
         o Individual retirement accounts (IRAs)

    We offer a full complement of loans, including the following types of loans:

         o  Residential real estate loans
         o  Commercial real estate loans
         o Construction loans to small- and medium-sized developers for construction of resale housing and interim real estate loans primarily for construction of single family homes
         o Commercial, accounts receivable and inventory loans to small and medium size businesses with annual revenues generally ranging from $500,000 to $20.0 million
         o Short term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers
         o  Loans guaranteed by the Small Business Administration ("SBA")

    Our commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade and service businesses.

    We also provide a wide range of specialized services, including International trade services for business clients, and MasterCard and Visa merchant deposit services.

Our Lending Activities

    Underwriting and Credit Administration. Our Board of Directors has established basic lending policies. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited loan approval authority to certain officers of the Bank. The Board requires that the collateral for all real estate loans be valued by an independent outside real estate appraiser. Any loan requests over individual officer limits must be approved by the President. Our Credit Review Committee, composed of Jonathan H. Downing (Senior Vice President, Chief Financial Officer and Treasurer), William T. Goldrick (Senior Vice President and Chief Credit Officer), Cecilia Lai (Senior Vice President and Director of Retail Banking), Sylvia Loh (Senior Vice President and Director of Commercial Banking), and Thomas S. Wu (President and Chief Executive Officer), generally reviews and ratifies all commercial loans. Loans of over $2.0 million generally are reviewed and ratified by the Board of Directors.

    As part of our credit administration process, we conduct an internal asset credit quality review. Additionally, an outside credit review agency, composed of former bank regulators, reviews all commercial loans over $100,000. Our President, Chief Credit Officer, and Chief Financial Officer meet every two weeks to review delinquencies, nonperforming assets, classified assets and other relevant information to evaluate credit risk within our loan portfolio. They submit the results of their reviews to the Board of Directors quarterly.

    Loan Portfolio. At December 31, 1998, our loan portfolio was made up of the following loans:



   Residential mortgage (one to four family) loans    $790.8 million    53.0% of gross loans
   Multi-family mortgage loans                        $347.0 million    23.3% of gross loans
   Commercial real estate loans                       $229.7 million    15.4% of gross loans
   Construction loans                                 $ 61.5 million     4.1% of gross loans
   Commercial business loans                          $ 46.2 million     3.1% of gross loans
   Home equity loans                                  $ 14.5 million     1.0% of gross loans


    Residential Mortgages (one to four family). We offer fixed and adjustable rate loans, including intermediate fixed rate loans (loans that have fixed interest rates for three or five years and then adjust annually afterward), secured by mortgages on residential property. Substantially all of our residential mortgage (one to four family) loans are secured by properties located in our primary market area.

    We originate residential mortgage loans through our branch offices and our wholesale lending department. Employees in our branches originate loans through contact with customers, referrals and solicitation. Our wholesale lending department has commissioned loan officers who work with loan brokers. We originate fully documented loans, with income and assets being verified by third parties, and limited documentation loans, where we rely on the borrower's representations as to income and assets. We specialize in these limited documentation loans to borrowers who want quicker loan processing in return for a higher interest rate and a larger down payment.

    We underwrite our residential mortgage loans which are for retention in our portfolio to our specific guidelines. Our guidelines differ from FannieMae and/or FreddieMac guidelines with respect to factors, such as, for example, loan amounts and the specific documentation required. As a result, we cannot sell these loans to FannieMae and/or FreddieMac. We have sold some of these loans in the secondary market to test the market for them. Based on these tests, we believe the residential mortgage loans in our portfolio could be readily sold in the secondary market should we decide to do so. However, there can be no assurance that such loans can be sold in the secondary market in the future.

    At December 31, 1998, we had approximately 4,653 residential (one to four family) mortgage loans, totaling $790.8 million in the aggregate. At that date, the balance of an average residential mortgage loan in our portfolio was approximately $170,000. Of our residential mortgage loans as of December 31, 1998, $363.5 million, or 46.0%, were fixed-rate loans, $181.6 million, or 23.0%, were ARMs adjusting in one year or less, and $245.7 million, or 31.0%, were intermediate fixed-rate loans.

    Our fixed-rate residential mortgage loans have terms of 15 or 30 years. Our fixed-rate mortgage loans have due-on-sale clauses, which let us declare the loan immediately due and payable if the loan is assumed without our consent. We offer a variety of ARM loans, with interest rates fixed for six months and which then adjust every six months. Our intermediate fixed-rate loans have interest rates that are fixed for three or five years, and then adjust yearly. Our ARM loans generally have periodic (not more than 2%) and lifetime (not more than 6%) caps on the interest or decrease in interest rates. Our current production of ARM loans are tied to the one-year U.S. Treasury CMT Index.

    Beginning in 1993, we began to specialize in limited documentation residential mortgage loans. As of December 31, 1998, $572.8 million, or 72.4% of our residential mortgage loans were limited documentation loans. Because of the limited documentation required to obtain these loans, we have sought to keep these loans relatively small with low loan-to-value ratios, on the average. At December 31, 1998, the average loan balance of our limit documentation loans was $172,000, with an average loan-to-value ratio of 64.0%.

    Since we began making these limited documentation loans, we have not had any net charge-offs on any of these loans. At December 31, 1998, we had 19 loans more than one payment delinquent with a combined principal balance of $2.9 million. In addition, during the third quarter of 1997, we sold $17.2 million of limited documentation loans in the secondary market to test market reception for this product. We sold the loans for a price over their par value. We cannot guarantee that these loans will continue to have such low delinquencies, or that we will be able to sell any of them in the secondary market in the future.

    We used to offer a variety of ARM loans which were indexed to COFI. Although we have since stopped making loans tied to COFI, we still had $120.9 million, or 15.3%, of residential mortgage loans in our portfolio based on COFI.

    Our Commercial Lending--General. Our Commercial Banking Division is staffed with experienced commercial lending officers. We also recently installed software to help identify, market, and develop commercial real estate lending opportunities in our market area. Below is a description of the types of commercial loans we offer.

    Multi-family Mortgages. We originate multi-family mortgage loans which are generally secured by five to 36 unit residential buildings. Substantially all of our multi-family mortgage loans are secured by property located in our primary market area. We obtain full credit information on multi-family mortgage borrowers and independently verify their income and assets. We also consider their ability to manage the multi-family property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate (non-COFI) multi-family mortgage loans. Our adjustable-rate multi-family loans are fixed for six months and then adjust every six months based upon the LIBOR index. Multi-family loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

    At December 31, 1998, we had approximately 881 multi-family mortgage loans with an aggregate outstanding principal balance of $347.0 million. The average balance of such a loan was $394,000. At that date, $266.1 million, or 76.7%, were adjustable-rate loans tied to COFI. To avoid an overconcentration of these loans, we limit our total multi-family mortgage loans to not more than 35% of our total loans. At December 31, 1998, multi-family loans were 23.3% of our total loans. In 1998, we began to reemphasize the origination of multi-family mortgage loans, and originated $54.5 million of multi-family during 1998. All new originations are fixed-rate or CMT. The Bank does not originate COFI-based loans.

    Construction Lending. We originate construction loans primarily for the construction of entry level single-family homes but also for multi-family and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 1998, we had approximately 118 outstanding construction loans, with an aggregate principal balance of $61.5 million. The average balance of such loans was $521,000.

    We generally originate construction loans in amounts up to 75% of either the appraised value of the property, as improved, or the sales price, whichever is lower. The funds are disbursed on a percentage of completion basis or as construction thresholds are met. We generally require the guarantee of principals of corporate or partnership borrowers. Construction loans have adjustable interest rates tied to the prime rate. Generally, the term of a construction loan is for one year, with a one year renewal option.

    Construction financing generally has a higher degree of credit risk than does long-term loans on improved, owner-occupied real estate. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building it. If the estimated value is inaccurate, we may have a completed project with a value too low to assure full repayment of the loan.

    Commercial Real Estate (Nonresidential) Mortgages. We originate medium-term commercial real estate loans that are secured by commercial or industrial buildings. These properties are either used by their owners for business purposes (known as owner-user properties) or have income derived from tenants (known as investment properties).

    We solicit borrowers in the following ways:

    i) through analysis provided by our new database software system, which provides key information on substantially all commercial real estate loans in our primary market area;

    ii)   through referrals from our branch offices;

    iii) through direct solicitation of borrowers and real estate brokers by our commercial lending officers; and

    iv)   through referrals from existing customers.

    At December 31, 1998, we had approximately 287 commercial real estate loans with a total aggregate balance of $229.7 million. The average balance of such a loan was $800,000. As of that date, $68.1 million, or 29.7%, of our commercial real estate loans had interest rates tied to COFI.

    During the year ended December 31, 1998, we originated $129.8 million of commercial real estate loans, as compared to $23.7 million for 1997, $2.7 million for 1996 and $864,000 for 1995. Through December 31, 1998, we had $191.0 million of commercial real estate loans in our pipeline. However, we cannot guarantee that all the loans in the pipeline will close.

    Commercial real estate loans are generally larger and involve more risk than residential mortgages. Payments on commercial real estate loans are generally dependent on the successful operation or management of the properties. Therefore, repayment is more closely tied to the state of the real estate market and the general economy. We attempt to reduce these risks through our stringent underwriting standards. Also, during 1998, we hired an outside loan review firm to help us conduct our internal asset review of our commercial loans, including our commercial real estate loans.

    Commercial Business Loans. We make commercial business loans to customers to provide working capital and to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review, and are generally made against security interests in inventory and accounts receivable. Equipment loans have terms of up to five years, and are secured by the underlying equipment. Interest rates are generally based on the prime rate.

    During 1998, we originated $52.3 million of commercial loans, as compared to $31.9 million in 1997, $9.9 million in 1996 and none in 1995. Through December 31, 1998, we had $64.9 million of commercial business loans (not including SBA loans) in our pipeline. We cannot guarantee that all of these loans will close, however.

    Unlike residential mortgage loans, which generally are made based on the borrower's ability to make payments from his or her employment or other income, and which are secured by real estate, for which a value can more easily determined, commercial business loans involve more risk because repayment is substantially dependent on the cash flow of the borrower's business. Also, any collateral securing the loan may depreciate, may be difficult to value and may fluctuate in value depending on the success of the business.

    Commercial Lines of Credit. We provide commercial lines of credit to small- and medium-sized companies to finance their accounts receivable and inventory on a short term basis (less than one year) and/or to finance their equipment and working capital on a long term basis (over one year).

    We structure our short term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

    We also originate and fund loans that qualify for guaranty issued by the Small Business Administration. The SBA currently guarantees from 75% to 80% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms range from seven to 25 years. We typically require that SBA loans be secured by inventories and receivable, or by real property if commercial real estate is being financed.

    During 1998, we originated $11.6 million of SBA loans. Through December 31, 1998, we had $12.5 million of SBA loans in our pipeline. We can give no assurances that all the loans in our pipeline will close, though.

    Consumer Loans. We also make consumer loans, most of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate.

    Segment Information. For financial information about our two reported business segments, retail banking and commercial banking, see Note 14 to our Consolidated Financial Statements contained in our 1998 Annual Report to Shareholders incorporated by reference into Item 8 of this Form 10-K.

Deposits

    Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 1998, less than 2% of our deposits were held by customers located outside of the United States. Additionally, the 100 depositors with the largest aggregate account balances held less than 10% of our total deposits. As of December 31, 1998, our weighted average cost of deposits was 4.17%, which was 52 basis points less than the COFI. We do not solicit brokered deposits.

Competition

    The banking and financial services industry in California generally, and in our market area specifically, is highly competitive. The industry has become increasingly competitive recently due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

         o    Commercial banks
         o    Savings and loan associations
         o    Securities and brokerage companies
         o    Mortgage companies
         o    Insurance companies
         o    Finance companies
         o    Money market funds
         o    Credit unions
         o    Other nonbank financial service providers

    Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. To compete with these other financial services providers, we rely on local promotional activities, personal relationships established by our officers, directors and bilingual employees with customers, and specialized services tailored to meet our customers' needs.

    We compete for deposits in the ethnic Chinese markets with other banks that serve the Asian community in California. We believe we have two major competitors targeting the ethnic Chinese market. These competitors have branch locations in many of the same neighborhoods as we do, provide similar loan, savings and financial services, and market their services in similar Asian publications and media in California.

Our Historical Operations

    Up until our change in business strategy in 1996, our operations consisted of originating residential (one to four family) mortgages which we pooled and sold in the secondary market while servicing loans for FannieMae, FreddieMac and GinnieMae, as well as for private investors, and making multi-family mortgages and commercial real estate mortgages that we kept in our portfolio.

    As a result of increased competition in the mortgage banking business, profit margins had contracted and loan servicing rights had declined in value, due in part to higher levels of prepayments. As a result, in 1995 we closed our mortgage banking division and stopped originating nonconventional mortgage loans (loans insured by the FHA or partially guaranteed by the VA) for sale in the secondary market and sold our agency loan servicing portfolio.

    Our Board of Directors decided to shift our business focus from that of a traditional thrift to a full service commercial bank. They saw opportunities to further improve our long-term prospects, in part by taking advantage of our significant market share and our cross selling opportunities to the ethnic Chinese and Asian communities in our market area.

    We realigned responsibilities among senior management, and hired new officers who have experience in commercial banking and in Small Business Administration lending within our market area. In January 1998, Thomas S. Wu was appointed the President and Chief Executive Officer of the Bank and assumed the responsibility of successfully shifting our business focus to commercial banking services and products. Mr. Wu has over 20 years of diversified domestic and international commercial banking experience. Sylvia Loh was appointed head of the newly established Commercial Banking Division in January 1996. She has over 20 years of Commercial banking and trade finance experience with major financial institutions. In January 1997, William T. Goldrick was appointed Senior Vice President and Chief Credit Officer to establish commercial lending policies and procedures and to strengthen our credit evaluation. He has over 41 years of commercial banking experience and is also responsible for our regulatory compliance.

    In 1996, we established a Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in ethnic Chinese communities. Since its establishment, we originated approximately $262.7 million in commercial loan commitments. To support our commercial banking activities, we implemented a commercial banking data processing system that replaced our previous system that was designed for thrift institutions. The installation was completed in February 1998. We also opened a commercial, construction and Small Business Administration lending office in Pasadena, California, in the second quarter of 1998, and hired a team of three SBA banking officers, all previously affiliated with one of the leading lenders focusing on SBA lending to Asians, to staff the new office.

    In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a federal thrift to a California-chartered commercial bank, and UCBH Holdings, Inc. became a bank holding company. The California Department of Financial Institutions now regulates the Bank, with the FDIC providing secondary regulation, and the Federal Reserve Bank of San Francisco regulates the Company.

    We are working to expand our presence in the Asian and ethnic Chinese markets through our multilingual ATMs, telephone banking system and customer service and loan officers. We have established mini-branches in or adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

    At December 31, 1997, our stockholders' equity was $62.6 million or 4.0% of total assets. As a result of the capital raised in April 1998, our stockholders' equity increased to $103.6 million by December 31, 1998, and our consolidated Tier I capital increased from $63.9 million at December 31, 1997 to $134.1 million at December 31, 1998.

    We believe that these measures positioned us to take advantage of the opportunities that are presented in our market area, and help us to better serve the growing ethnic Chinese market in California.

Supervision and Regulation

    Introduction

    Both UCBH Holdings, Inc., as a bank holding company, and United Commercial Bank, as a commercial bank, are extensively regulated under both federal and State law. The following is a summary of certain laws and regulations that govern the activities of the Company and the Bank. This summary is not a complete description of the regulations that pertain to the Company and the Bank, and is qualified in its entirety by reference to the actual laws and regulations.

    Regulation of Bank Holding Companies

    The Company is a bank holding company registered with the Federal Reserve and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve may examine the Company, as well as any of its subsidiaries that are not banks. The Company is also a bank holding company under California law, and is examined by the California Department of Financial Institutions.

    The Federal Reserve has the authority to require that the Company stop an activity, whether conducted itself or through a subsidiary or affiliate, if the Federal Reserve believes that the activity poses a significant risk to the financial safety, soundness or stability of the Bank. The Federal Reserve can also regulate provisions of certain debt of bank holding companies, including imposing ceilings on interest rates and requiring reserves on such debt. In certain cases, the Company will have to file written notice and obtain approval from the Federal Reserve before repurchasing or redeeming its equity securities. Additionally, the Federal Reserve imposes capital requirements on the Company as a bank holding company.

    Regulation of the Bank

    The Bank is a California chartered commercial bank, and is supervised, examined and regulated by the Commissioner of the California Department of Financial Institutions (the "Commission"), as well as by the FDIC. Either of these regulators may take remedial action if it determines that financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank's operations are unsatisfactory:

    Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such actions against the Bank in the past.

    Safety and Soundness Standards. The FDIC and the Federal Reserve have adopted final guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund.

    If the FDIC or the Federal Reserve determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency.

    The FDIC and the Federal Reserve also have safety and soundness regulations and accompanying guidelines on asset quality and earnings standards. The guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating.

    The guidelines also provide standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the agency may require the institution to submit and implement an acceptable compliance plan, or face enforcement action.

    Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is more sensitive to differences in risk between banking institutions. The amount of regulatory capital the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its "risk-based capital ratio." Assets and certain off-balance sheet items are allocated to four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus the higher the capital that will be required.

    The guidelines divide a bank's capital into two tiers. The first tier (known as "Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationship, subject to certain limitations) are subtracted from Tier I capital.

    Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, the allowance for loan and lease losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

    In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). These regulations require that banks that meet certain criteria (including having the highest examination rating and not experiencing or expecting significant growth) maintain a minimum Tier I leverage ratio of 3%. Effective April 1, 1999, all other banks must have a Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC will expect it to have capital ratios well above the minimum. At December 31, 1998, the Bank's tangible and core capital ratios were 6.25%, and its risk-based capital ratio was 11.61%.

    In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation that provided that the agencies will consider the bank's exposure to interest rate risk in assessing a bank's capital adequacy. They will consider the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks the bank is exposed to. They may require an institution with a high level of interest rate risk to hold additional capital. The agencies also have issued a joint policy statement providing guidelines on interest rate risk management, including a discussion of the factors the agency will consider in evaluating interest rate risk.

    Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act requires the federal banking regulators to take "prompt corrective action" against undercapitalized institutions. The regulators have established the following capital levels to implement these provisions:

         Well capitalized has total risk-based capital of 8% or greater, Tier I risk-based capital of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

         Adequately capitalized has total risk-based capital of 8% or greater, Tier I risk-based capital of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system).

         Undercapitalized has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system).

         Significantly undercapitalized has a total risk-based capital of less than 6%, Tier I risk-based capital of less than 3%, or a leverage capital of less than 3%.

         Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

    Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution's capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

    As of December 31, 1998, the Bank was a well capitalized institution under the definitions.

    Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution's record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state chartered bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage lending operations of the CRA. Federal regulators are required to provide a written examination of an institution's CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. Based upon examinations by the OTS in 1996 and 1998, the Bank's federal regulator at the time of examination, the Bank's CRA ratings were "Outstanding."

    Recent Legislative Developments

    Several bills have been introduced in the U.S. Congress which would allow securities firms, insurance companies and commercial banks to be owned by the same holding company. This structure is not permitted under current law. Among other things, these bills would expand the Federal Reserve Board's regulatory authority over such holding companies. We are unable to predict whether this bill, or any similar bill, will become law, what the provisions of any bill that becomes law will be, or the extent that such legislation will restrict, disrupt or otherwise materially affect our operations.

    Employees

    At December 31, 1998, we had 354 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

    Executive Officers of the Registrant

    The following table presents certain information regarding the executive officers of the Company and the Bank.


                                                                    Position with the Company
                                                                    and the Bank and Past Five
      Name                                    Age                         Years Experience
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
Thomas S. Wu                                  40                    President and Chief Executive
                                                                    Officer since January 1, 1998.
                                                                    Previously Executive Vice President
                                                                    and Director of the Bank since
                                                                    September 1997.  Previously was
                                                                    Director of Customer Care for
                                                                    Pacific Link Communications Limited
                                                                    in Hong Kong.  Served as Senior Vice
                                                                    President, Head of Retail Banking of
                                                                    the Bank from 1992 to 1996.
--------------------------------------------------------------------------------------------------------
Jonathan H. Downing                           47                    Senior Vice President, Chief
                                                                    Financial Officer and Treasurer
--------------------------------------------------------------------------------------------------------
Louis E. Barbarelli                           56                    Senior Vice President and Director
                                                                    of Operations and Systems
--------------------------------------------------------------------------------------------------------
William T. Goldrick                           67                    Senior Vice President and Chief
                                                                    Credit Officer since January
                                                                    1997. Previously was Senior Vice
                                                                    President, Senior Credit Officer
                                                                    for American California Bank
                                                                    from 1995 to 1997; was Chief
                                                                    Lending Officer of National
                                                                    American Bank from 1992 to 1995.
--------------------------------------------------------------------------------------------------------
Cecilia Lai                                   49                    Senior Vice President and Director
                                                                    of Retail Banking since 1997.
                                                                    Previously was Vice President of
                                                                    Credit Risk Management and Compliance
--------------------------------------------------------------------------------------------------------
Dennis A. Lee                                 56                    Vice President and Corporate
                                                                    Counsel
--------------------------------------------------------------------------------------------------------
Sylvia Loh                                    43                    Senior Vice President and Director
                                                                    of Commercial Banking.  Previously
                                                                    was Vice President, Relationship
                                                                    Manager for Bank of America until
                                                                    1996.
----------------------------------------------------------------- --------------------------------------
Deanne Miller                                  50                   Senior Vice President and
                                                                    Director of Human Resources
--------------------------------------------------------------------------------------------------------

Item 2.  Properties

    The Company's principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company's and the Bank's headquarters. The Bank leases all of its remaining branch facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

    At December 31, 1998, premises and equipment owned by the Company, both individually and in aggregate, were not material in relation to the Company's total assets.

Item 3.  Legal Proceedings

    Because of the nature of the Company's business, it is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based upon the advice of counsel, does not expect the final outcome of threatened or filed suits to have a material adverse effect on its financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 1998.

PART II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters

    Information on the principal market for and trading price of the Company's common stock, the number of holders of such stock, dividend restrictions and payments is incorporated by reference from page 42 and from Note 12 on page 62 of the 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data

    The information required by this item is incorporated by reference to page 16 of the Company's 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required by this item is incorporated by reference to pages 17 through 42 of the Company's 1998 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The information required by this item is incorporated by reference to pages 39 to 40 of the Company's 1998 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference to pages 43 through 74 of the Company's 1998 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

    There have been no changes in or disagreements with accountants.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    The information relating to directors required by this item is incorporated by reference to pages 5 to 8 of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on March 15, 1999. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Additional Item hereof.

Item 11.  Executive Compensation

    The information required by this item is incorporated by reference to page 10 and pages 14 to 18 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, filed with the Commission on March 15, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is incorporated by reference to pages 3 through 6 of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders, filed with the Commission on March 15, 1999.

Item 13.  Certain Relationships and Related Transactions

    None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) The report of independent auditors and the following consolidated financial statements of the Company are incorporated herein by reference to the 1998 Annual Report to Shareholders. Page number references are to the 1998 Annual Report to Shareholders.


                                                                             Page of Annual Report
                                                                             -----------------------

UCBH Holdings, Inc.
Report of Independent Accountants.......................................................43
Consolidated Balance Sheets at December 31, 1998 and 1997...............................44
Consolidated Statements of Operations for the
    Years Ended December 31, 1998, 1997 and 1996........................................45
Consolidated Statement of Changes in Stockholders' Equity for the
    Years Ended December 31, 1998, 1997 and 1996........................................46
Consolidated Statement of Cash Flows for the
    Years Ended December 31, 1998, 1997 and 1996........................................47
Notes to Consolidated Financial Statements..............................................49 to 73


    (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

    (3)(a) Exhibits:

    The exhibits filed as a part of this Form 10-K are as follows (Filed herewith unless otherwise noted):

     3.1    Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*
     3.2    Bylaws of UCBH Holdings, Inc.*
     4.0    Form of Stock Certificate of UCBH Holdings, Inc.*
     4.1    Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures**
     4.2    Form of Certificate of Series B Junior Subordinated Debenture**
     4.3    Certificate of Trust of UCBH Trust Co.**
     4.4    Amended and Restated Declaration of Trust of UCBH Trust Co.**
     4.5    Form of Series B Capital Security Certificate for UCBH Trust Co.**
     4.6    Form of Series B Guarantee of the Company relating to the Series B Capital Securities**
     10.1   Employment Agreement between United Commercial Bank and Thomas S. Wu*
     10.2   Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*
     10.3   Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
     10.4   Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
     10.5   UCBH Holdings, Inc. 1998 Stock Option Plan*
     13.0   1998 Annual Report to Shareholders
     21.0   Subsidiaries of UCBH Holdings, Inc. (see Item 1 - Business)
     27.0   Financial Data Schedule
--------

* Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-1 filed with the Commission on July 1, 1998 (SEC File No. 333-58325).

** Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 filed with the Commission on July 1, 1998 (SEC File No. 333-58335).

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 23, 1999               UCBH HOLDINGS, INC.


                                    By: /s/ Jonathan H. Downing
                                        -------------------------------------
                                    Jonathan H. Downing
                                    Senior Vice President, Chief
                                    Financial Officer,
                                    Treasurer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


      Name                                                                           Date
      ----                                                                           ------

/s/ Thomas S. Wu                         President, Chief Executive                  March 23, 1999
------------------                       Officer and Director
Thomas S. Wu                             (principal executive officer)



/s/ Jonathan H. Downing                  Senior Vice President, Chief                March 23, 1999
------------------------------------     Financial Officer, Treasurer
Jonathan H. Downing                      and Director (principal
                                         financial officer)


/s/  Sandra Go                           Vice President and Financial                March 23, 1999
------------------------------------     Controller (principal
Sandra Go                                accounting officer)


/s/ Sau-wing Lam                         Chairman of the                             March 23, 1999
------------------------------------     Board of Directors
Sau-wing Lam

/s/ Robert Fell                          Director                                    March 23, 1999
------------------------------------
Robert Fell

                                         Director
------------------------------------
Ronald S. McMeekin

                                         Director
------------------------------------
Dr. Godwin Wong
