Form 10-Q
period 1999-03-31
UCBH HOLDINGS INC
filed 1999-05-07
CIK 1061580

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q
[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   March 31, 1999
                                                                 --------------
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ---------------       -------------------
                         Commission file number 0-24947

                               UCBH Holdings, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3072450
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
                   or organization)                          Identification No.)

              711 Van Ness Avenue, San Francisco, California        94102
              -------------------------------------------------   ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ..X.. No ......

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of May 6, 1999, the Registrant had 9,333,333 shares of common stock outstanding.

===============================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements...........................................................................1-3
                   Notes to Consolidated Financial Statements................................................4-6
     Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations............................................6-19
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................19

PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings...............................................................................20
     Item 2.  Changes in Securities and Use of Proceeds.......................................................20
     Item 3.  Defaults upon Senior Securities.................................................................20
     Item 4.  Submission of Matters to a Vote of Security Holders.............................................20
     Item 5.  Other Information...............................................................................20
     Item 6.  Exhibits and Reports on Form 8-K................................................................20

SIGNATURES....................................................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               UCBH Holdings, Inc.
                           Consolidated Balance Sheets
                        (Unaudited: Dollars in thousands)

                                                                                   At March 31,        At December 31,
                                                                                       1999                 1998
                                                                                       ----                 ----
Assets

Cash and due from banks                                                            $   16,875            $   15,109
Investment and mortgage-backed securities available for sale, at fair value           417,025               429,347
Investment and mortgage-backed securities, at cost (fair value $149,966
         at March 31,1999 and $153,072 at December 31, 1998)                          155,238               158,210
Federal Home Loan Bank stock & equity securities                                       21,474                20,415
Loans                                                                               1,522,949             1,492,148
Allowance for loan losses                                                             (15,230)              (14,922)
                                                                                   ----------            ----------
Net loans                                                                           1,507,719             1,477,226
                                                                                   ----------            ----------
Accrued interest receivable                                                            13,581                13,542
Premises and equipment, net                                                            23,136                23,462
Other assets                                                                           10,581                10,021
                                                                                   ----------            ----------
         Total assets                                                              $2,165,629            $2,147,332
                                                                                   ==========            ==========
Liabilities

Deposits                                                                           $1,630,867            $1,633,895
Borrowings                                                                            384,723               368,000
Accrued interest payable                                                                3,730                 2,440
Other liabilities                                                                      10,618                 9,359
Guaranteed preferred beneficial interests in junior subordinated debentures            30,000                30,000
                                                                                   ----------            ----------
         Total liabilities                                                          2,059,938             2,043,694
                                                                                   ----------            ----------

Stockholders' Equity

Common stock, $.01 par value, authorized 25,000,000 shares, 9,333,333 shares
         issued and outstanding at March 31, 1999 and  December 31, 1998                   93                    93
Additional paid-in capital                                                             59,485                59,443
Accumulated other comprehensive income                                                 (2,695)                 (778)
Retained earnings-substantially restricted                                             48,808                44,880
                                                                                   ----------            ----------
         Total stockholders' equity                                                   105,691               103,638
                                                                                   ----------            ----------
         Total liabilities and stockholders' equity                                $2,165,629            $2,147,332
                                                                                   ==========            ==========



   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Operations
          (Unaudited: Dollars in thousands, except for per share data)

                                                                          Three Months Ended        Three Months Ended
                                                                            March 31, 1999            March 31, 1998
                                                                            --------------            --------------
Interest income:
     Loans                                                                      $  28,949                  $23,833
     Funds sold and securities purchased under agreements to resell                     3                      166
     Investment and mortgage-backed securities                                      8,957                    4,121
                                                                               ----------               ----------
          Total interest income                                                    37,909                   28,120
                                                                               ----------               ----------
Interest expense:
     Deposits                                                                      16,171                   15,669
     Short-term borrowings                                                          1,989                       --
     Guaranteed preferred beneficial interests
           in junior subordinated debentures                                          703                       --
     Long-term borrowings                                                           3,159                       --
     Long-term debt to affiliates                                                      --                      502
                                                                               ----------               ----------
          Total interest expense                                                   22,022                   16,171
                                                                               ----------               ----------

          Net interest income                                                      15,887                   11,949
Provision for loan losses                                                             725                      633
                                                                               ----------               ----------
     Net interest income after provision for loan losses                           15,162                   11,316
                                                                               ----------               ----------
Noninterest income:
     Commercial banking fees                                                          313                      254
     Service charges on deposit accounts                                              274                      218
     Gain on sale of loans, securities and servicing rights                             1                       35
     Loan servicing fees                                                              142                       44
     Miscellaneous                                                                      2                        7
                                                                               ----------               ----------
          Total noninterest income                                                    732                      558
                                                                               ----------               ----------
Noninterest expense:
     Personnel                                                                      4,707                    4,308
     Occupancy                                                                      1,292                    1,246
     Data processing                                                                  487                      749
     Furniture and equipment                                                          590                      604
     Professional fees and contracted services                                        528                      454
     Deposit insurance                                                                235                      231
     Communication                                                                    102                       97
     Foreclosed assets                                                                (15)                     (32)
     Miscellaneous                                                                  1,442                    1,588
                                                                               ----------               ----------
           Total noninterest expense                                                9,368                    9,245
                                                                               ----------               ----------
Income before taxes                                                                 6,526                    2,629
Income tax expense                                                                  2,598                    1,078
                                                                               ----------               ----------
          Net income                                                           $    3,928               $    1,551
                                                                               ==========               ==========

Average common and common equivalent shares outstanding, basic                  9,333,333                6,000,000

Average common and common equivalent shares outstanding, diluted                9,333,333                7,974,000

Basic earnings per share                                                       $     0.42               $     0.26
Diluted earnings per share                                                           0.42                     0.23

The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Cash Flows
                        (Unaudited: Dollars in thousands)

                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------

                                                                                 1999                  1998
                                                                                 ----                  ----
Operating activities
         Net income                                                             $  3,928              $  1,551
         Adjustments to reconcile net income to net cash provided by
         (used for)
         operating activities:
                  Provision for loan losses                                          725                   633
                  Increase in accrued interest receivable                            (39)                  (67)
                  Depreciation and amortization of premises and equipment            667                   640
                  Decrease in other assets                                           840                   844
                  Increase in accrued interest payable                             1,290                   612
                  (Loss) on sale of loans, securities and other assets               (29)                  (96)
                  Other, net                                                       1,929                (1,561)
                                                                                --------              --------
                  Net cash provided by operating activities                     $  9,311              $  2,556
                                                                                --------              -------

Investing activities
Investments and mortgage-backed securities held to maturity:
         Principal payments and maturities and securities called                   2,874                 6,835
         Purchases                                                                  (815)                   --
Investments and mortgage-backed securities, available for sale:
         Principal payments and maturities                                        14,490                 1,531
         Purchases                                                                (6,012)
Loans purchased                                                                     (123)                 (217)
Loans originated net of principal collections                                    (31,392)              (29,514)
Proceeds from sale of loans                                                           --                 3,544
Purchases of premises and equipment                                                 (346)                 (177)
Proceeds from sale of other assets                                              $     84                   467
                                                                                --------              -------
Net cash used in investing activities                                           $(21,240)             $(17,531)
                                                                                --------              -------

Financing activities
         Net increase in NOW accounts, demand deposits and
          savings accounts                                                        29,333                 8,930
         Net decrease in time deposits                                           (32,361)              (14,594)
         Net increase in  borrowings                                              16,723                    --
                                                                                --------              --------
                  Net cash provided by (used) in financing activities           $ 13,695              $ (5,664)
                                                                                --------              --------
Increase (decrease) in cash and cash equivalents                                   1,766               (20,639)
Cash and cash equivalents at beginning of period                                  15,109                34,853
                                                                                ========              ========
Cash and cash equivalents at end of period                                      $ 16,875              $ 14,214
                                                                                ========              ========
Supplemental disclosure of cash flow information
 Cash paid during the year for interest                                         $ 20,732              $ 15,560
 Cash paid during the year for income taxes                                        2,264                 1,956

Supplemental schedule of noncash investing and financing activities
 Receivable resulting from sale of servicing rights                                   --                   261
 Real estate acquired through foreclosure                                             69                    --

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

   Basis of Presentation

     The Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 have been prepared by UCBH Holdings, Inc. (the Company) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1998. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     On April 17, 1998, the Company completed a 6,000-for-1 stock split. Accordingly, the financial statements for the period ended March 31, 1998 have been restated to reflect the impact of the stock split. On April 17, 1998, the Company's long-term debt to affiliates was converted to 1,974,000 shares of common stock, as adjusted for the aforementioned stock split. Given the occurrence of this conversion, management has considered this long-term debt to affiliates as convertible debt for purposes of its calculation of diluted earnings per share.

   Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will become effective for fiscal years beginning after June 15, 1999. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has assessed the impact of SFAS No. 133 and determined that adoption will not have a material impact on the financial statements of the Company based on the hedges currently in place.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after Securitization" is effective for fiscal years beginning after December 15, 1998. SFAS No. 134 specifies the requirements for classification of securities which are retained following the securitization of mortgages previously held for resale. The Company does not have securitized mortgage loans. Accordingly, management does not expect SFAS No. 134 to affect financial statements of the Company.

3. Earnings Per Share

     The following is a reconciliation of the numerators and denominator of the basic and diluted earnings per share (Dollars in thousands, except for per share data):


                                                                      Three Months Ended March 31, 1999
                                                                ---------------------------------------------
                                                                     Income              Shares     Per Share
                                                                (Numerator)       (Denominator)        Amount
                                                                -----------       -------------        ------
Basic and diluted:                                                   $3,928           9,333,333         $0.42
                                                                     ======           =========         =====

                                                                         Three Months Ended March 31, 1998
                                                                ---------------------------------------------
                                                                     Income              Shares     Per Share
                                                                (Numerator)       (Denominator)        Amount
                                                                -----------       -------------        ------
Basic:
   Net income                                                        $1,551           6,000,000         $0.26
   Effect of long-term debt to affiliates                               296           1,974,000
                                                                     ------           ---------
Diluted:
   Net income and assumed conversion                                 $1,847           7,974,000         $0.23
                                                                     ======           =========

4.  Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 1999 and 1998, total comprehensive income was $2.0 million in both periods. Net income was $3.9 million and unrealized losses on available-for-sale securities increased by $1.9 million for the three months ended March 31, 1999. For the corresponding period of 1998, net income was $1.6 million and unrealized losses on available-for-sale securities decreased by $496,000.

5.  Segment Information

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", on January 1, 1998. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the consolidated financial position as previously reported.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business into two reportable segments: Consumer Banking and Commercial Banking. Both segments serve all of California's citizens. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

     The financial results of the Company's operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company's consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on interest income, interest expense and net interest income. There are no material intersegment revenues.

     The table below presents information about the Company's operating segments for three months ended March 31,

1999 and 1998.

                                                                                  Reconciling
                                                      Consumer      Commercial       Items                 Total
                                                      --------      ----------       -----                 -----
                                                                    (Dollars in thousands)
March 31, 1999
         Net interest income                        $   10,701        $  5,186         --                $   15,887
         Segment profit                                  3,290             638         --                     3,928
         Segment assets                              1,428,951         736,678         --                 2,165,629
March 31, 1998
         Net interest income                             9,277           2,672         --                    11,949
         Segment profit                                  1,633             (82)                               1,551
         Segment assets                              1,061,782         495,369         --                 1,557,151



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's wholly-owned subsidiary, United Commercial Bank's (the "Bank") loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 1999 and 1998 and financial condition at March 31, 1999 and at December 31, 1998. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

     Net Income. The consolidated net income of the Company during the three months ended March 31, 1999 increased by $2.4 million, or 153.3%, to $3.9 million, compared to $1.6 million for the corresponding period of the prior year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended March 31, 1999 were 15.07% and 0.73%, respectively. This compares with annualized ROE and ROA ratios of 9.78% and 0.40%, respectively, for the three months ended March 31, 1998. The resulting efficiency ratios were 56.37% for the three months ended March 31, 1999 and 73.92% for the corresponding period of the prior year. Diluted earnings per share were $0.42 for the three months ended March

31, 1999 compared with $0.23 for the comparable period of the preceding year.

     The increase in net income for the three months ended March 31, 1999 from the three months ended March 31, 1998 was due primarily to the increase in net interest income which resulted from: 1) an increase in the average loans outstanding, 2) an increase in the average yield on loans resulting from the growth in the commercial loan portfolio, and 3) an increase in average securities portfolio, and 4) a reduction in the cost of deposits. Partially offsetting the increases to net income was a $123,000 increase in noninterest expense.

     The provision for loan losses increased from $633,000 in the three months ended March 31, 1998 to $725,000 in the corresponding period of 1999. As of March 31, 1999, the $15.2 million allowance for loan losses represented 1.00% of gross loans, consistent with December 31, 1998. Noninterest expenses was $9.4 million for the three months ended March 31, 1999, an increase of $123,000, or 1.33%, from the corresponding period of the prior year. Personnel expenses increased to $4.7 million during the three months ended March 31, 1999 compared with $4.3 million, an increase of $399,000, or 9.3%, for the corresponding period of the previous year due to the addition of commercial banking personnel.

     Net Interest Income. Net interest income of $15.2 million for the three months ended March 31, 1999 represented a $3.9 million, or 34.0%, increase from the corresponding period of the prior year. This growth resulted primarily from an increase in average outstanding loans and securities and a reduction in the cost of deposits. Average outstanding loans increased to $1.48 billion for the three months ended March 31, 1999 from $1.23 billion for the three months ended March 31, 1998, an increase of $256.1 million, or 20.9%. Average securities increased to $602.7 million for the three months ended March 31, 1999 from $280.9 million for the three months ended March 31, 1998, an increase of $321.9 million, or 114.6%. The cost of interest bearing deposits decreased to 4.09% for the first three months of 1999 from 4.39% for the first three months of 1998. In addition, average noninterest bearing deposits increased to $49.0 million for the first three months of 1999, from $36.2 million for the corresponding period of the prior year.

     Net Interest Margin. The net interest margin was 3.04% for the three months ended March 31, 1999 compared with 3.14% for the three months ended March 31, 1998. The decrease in the net interest margin resulting primarily from increased average securities outstanding. Following the capital raising in April 1998, the Bank leveraged the new capital by purchasing securities which were funded with Federal Home Loan Bank (FHLB) advances. While the leverage strategy reduces this ratio, the strategy is accretive to net income and earnings per share.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated.


                                   At
                                March 31,
                                  1999       For the Three Months Ended March 31, 1999    For the Three Months Ended March 31, 1998
                                  ----       -----------------------------------------    -----------------------------------------
                                                     (Dollars in Thousands)                        (Dollars in Thousands)
                                                                Interest                                   Interest
                                  Yield/       Average           Income        Average       Average         Income       Average
                                   Rate        Balance        or Expense      Yield/Rate     Balance       or Expense    Yield/Rate
                                   ----        -------        ----------      ----------     -------       ----------    ----------
 Interest-earning Assets:
   Loans                            7.83%     $1,484,016         $28,949          7.80%    $1,227,891        $23,833         7.76%
   Securities                       6.25         602,707           8,957          5.94        280,856          4,121         5.87
   Other                                             233               3          4.72         11,795            166         5.62
                                              ----------         -------                   ----------        -------
Total interest-earning assets       7.38       2,086,956          37,909          7.27      1,520,542         28,120         7.40
Noninterest-earning assets            --          62,710              --            --         41,043             --           --
                                              ----------         -------                   ----------        -------
Total assets                        7.16      $2,149,666         $37,909          7.05     $1,561,585        $28,120         7.20
                                              ==========         =======                   ==========        =======
 Interest-bearing Liabilities
 Deposits:
    NOW and demand deposit, and
    money market                    1.97      $  127,896         $   571          1.79        101,367            343         1.36
    Savings accounts                2.21         232,203           1,265          2.18        209,958          1,179         2.25
    Time deposits                   4.69       1,221,219          14,335          4.70      1,116,325         14,144         5.07
                                              ----------         -------                   ----------        -------
Total deposits                      4.08       1,581,318          16,171          4.09      1,427,650         15,666         4.39
Borrowings                          5.28         366,715           5,148          5.62             16              3        74.40
Guaranteed preferred beneficial
  interestsin junior subordinated
  debentures                        9.38          30,000             703          9.38             --             --

Long-term debt to affiliates                          --              --                       20,060            502        10.00
                                              ----------         -------                   ----------        -------
Total interest-bearing
  liabilities                       4.39       1,978,033          22,022          4.45      1,447,726         16,171         4.47
                                    ----                                          ----
Noninterest-bearing deposits                      49,011                                       36,165
Other noninterest-bearing
  liabilities                                     18,356                                       14,231
Stockholders' equity                             104,266                                       63,463
                                              ----------                                   ----------
Total liabilities and
  stockholder's equity                        $2,149,666                                    1,561,585
                                              ==========         -------                   ==========        -------
Net interest income/interest
  rate spread(2)                    2.99%                        $15,887          2.82%                      $11,949         2.93%
                                    ====                         =======         =====                       =======        =====
Net interest-earning assets/
  net interest margin(3)            3.22%     $  108,923                          3.04%    $   72,816                        3.14%
                                    ====      ==========                         =====     ==========                       =====
Ratio of interest-earning
assets to interest                  1.06x           1.06x                                        1.05x
                                    ====      ==========                                   ==========

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

     The provision for loan losses of $725,000 in the three months ended March 31, 1999 represented an increase of $92,000, as compared to a provision of $633,000 in the corresponding period of the prior year. At March 31, 1999, the allowance for loan losses of $15.2 million was 1.00% of total loans, consistent with December 31, 1998. Loan charge-offs of $418,000 in the first three months of 1999. Charge-offs for the corresponding period of 1998 were $226,000. The allowance for loan losses as a percentage of non-performing loans at March 31, 1999 was 269.03%, compared with 244.30% at December 31, 1998.

     The Bank continued to experience an improvement in asset quality during the three months ended March 31, 1999. The nonaccrual loans at March 31, 1999 of $5.7 million were $447,000, or 7.3% less than the $6.1 million at December 31, 1998. In the three months ended March 31, 1999 and 1998, provisions for loan losses were increased to keep pace with the growth in the Bank's loan portfolio, and in particular, growth in commercial loan products. The Bank's allowance methodology provides higher loss factors for commercial loan products than for residential mortgage (one to four family) loans.

     Noninterest Income. Noninterest income of $732,000 for the three months ended March 31, 1999 increased

$174,000, or 31.2% over noninterest income for the corresponding period of 1998. Increases were made in commercial banking fees and service charges on deposit accounts. Commercial banking fees increased to $313,000 for the three months ended March 31, 1999 from $254,000, an increase of 23.2%, from the corresponding period of the previous year. Service charges on deposit accounts increased to $274,000, an increase of 25.7 %, from the corresponding period of the prior year due to an increased volume of commercial accounts. Loan servicing income increased to $142,000 for the three months of 1999, compared with $44,000 for the corresponding period of the prior year, an increase of $98,0000, or 222.7%, reflecting the reduced amortization of the servicing asset which is made in correlation with prepayments of the underlying loans.

     Noninterest Expense. Noninterest expense of $9.4 million for the three months ended March 31, 1999 was 1.3% greater than the $9.2 million of noninterest expense for the same period of the preceding year. Personnel expenses increased to $4.7 million in the three months ended March 31, 1999 from $4.3 million in the corresponding period of the preceding year, due to additional staffing of the commercial banking division.

     During the first three months of 1998, the Bank successfully completed a core computer conversion to a system which was implemented to support the Company's commercial banking activities. Total nonrecurring conversion expenses for the three months ended March 31, 1998 were $328,000. Data processing expenses decreased to $487,000 in the first three months of 1999 from $749,000 in the corresponding period of 1998, a decrease of $262,000, or 35.0%, reflecting system conversion costs incurred in the three months ended March 31, 1998.

     Provision for Income Taxes. The provision for income taxes of $2.6 million and $1.1 million on the income before taxes of $6.5 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively, represents effective tax rates of 39.8% and 41.0%, respectively.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the three months ended March 31, 1999. Total assets increased by $18.3 million, or 0.9%, to $2.17 billion at March 31, 1999. The growth resulted primarily from an increase in the loan portfolio, offset by a decrease in the securities portfolio.

     During the three months ended March 31, 1999, loans increased by $30.8 million, or 2.1%, to $1.52 billion. Loan runoff was high during the three months ended March 31, 1999 in the residential one to four family loan portfolio. The annualized runoff rate of 31.1% reflected the low market interest rates and increased property values. The runoff on the commercial real estate loan portfolio was significantly lower during this period, with an annualized prepayment rate of 8.3%.

     The quality of loans continued to be strong. Total past due loans were 1.10% of total loans at March 31, 1999, and 0.78% at December 31, 1998. Nonperforming assets of $6.4 million, or 0.30% of total assets at March 31, 1999, reflected a reduction from the $6.9 million level at December 31, 1998.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                                 At March 31,                     At December 31,
                                                    1999                               1998
                                                 ------------                     ---------------
                                                   Amount              %              Amount             %
                                                   ------              -              ------             -
                                             (Dollars in thousands)
Consumer
    Residential mortgage (one to four family)     $  762,629           50.08%       $  790,789           53.01%
    Home equity                                       13,246            0.87            14,450            0.97
    Other                                              1,851            0.12             2,261            0.15
                                                  ----------          ------        ----------          ------

                                                     777,726           51.07           807,500           54.13
                                                  ----------          ------        ----------          ------

Commercial
    Secured by real estate-multifamily               354,986           23.31           346,967           23.25
    Secured by real estate-nonresidential            271,592           17.83           229,693           15.40
    Construction                                      68,368            4.49            61,486            4.12
    Commercial business                               50,251            3.30            46,240            3.10
                                                  ----------          ------        ----------          ------

                                                     745,197           48.93           684,386           45.87
                                                  ----------          ------        ----------          ------

Total gross loans                                  1,522,923          100.00%        1,491,886          100.00%
                                                                      ======                            ======
Net deferred loan origination costs                       26                               262
Allowance for loan losses                            (15,230)                          (14,922)
                                                  ----------                        ----------
Net loans                                         $1,507,719                        $1,477,226
                                                  ==========                        ==========

     In 1996, management made a strategic decision to reduce its concentration of assets with interest rates based on the Eleventh District Cost of Funds Index
(COFI). COFI generally lags market interest rate changes and assets tied to COFI can suppress net interest margins during periods of rapidly escalating interest rates. In addition, the Bank began to reduce its COFI-based loan portfolio through amortization and sales and replace it with current-index products including adjustable-rate mortgage loans and loans with an initial rate of interest for a fixed term (generally 3 to 5 years), the interest rates on which adjust annually thereafter ('intermediate fixed-rate loans'). As a result of this initiative, the Bank's COFI-based loans declined to $421.4 million at March 31, 1999 from $455.2 million at December 31, 1998.

     Fixed-rate loans at March 31, 1999 were $538.3 million compared with $491.8 million at December 31, 1998, an increase of $46.5 million, or 9.5%, which resulted primarily from the origination of real estate loans for which the rate was fixed for periods ranging from five to fifteen years. At March 31, 1999, total gross loans included $295.5 million of intermediate fixed-rate loans compared with $301.0 million at December 31, 1998, a decrease of $5.5 million, or 4.8%, as a result of runoff of this portfolio.

     The following table shows the Bank's loan originations during the periods indicated.

                                                                           For the Three Months Ended March 31,
                                                                           ------------------------------------
                                                                                1999                   1998
                                                                                ----                   ----
                                                                                  (Dollars in Thousands)
Consumer
         Residential mortgage (one to four family)
           For resale:
             FHLMC and FNMA                                                  $     --                $  4,978
           For portfolio
             Fully documented loans                                             2,377                   4,441
             Limited documentation loans                                       30,852                  71,178
Home equity                                                                     1,948                   1,068
Other                                                                             716                      --
                                                                             --------                --------
             Total consumer loans                                              35,893                  81,665
                                                                             --------                --------
Commercial
         Secured by real estate-multifamily                                    28,874                   1,401
         Secured by real estate-nonresidential                                 44,900                   3,159
         Construction (1)                                                      32,127                  11,202
         Commercial business                                                   13,751                   9,196
         Small Business Administration                                          4,544                      60
                                                                             --------                --------
            Total commercial loans                                            124,196                  25,018
                                                                             --------                --------
            Total loan originations                                          $160,089                $106,683
                                                                             ========                ========

(1) Includes unfunded commitments

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

     The following table sets forth information regarding non-performing assets at the dates indicated.

                                                                    At March 31,         At December 31,
                                                                            1999                    1998
                                                                            ----                    ----
                                                                          (Dollars in Thousands)

Nonaccrual loans:
Consumer
         Residential mortgage (one to four family)               $    2,714                    $    3,341
                                                                 ----------                     ---------
Total Consumer                                                        2,714                         3,341
                                                                 ----------                     ---------

Commercial
         Secured by real estate-nonresidential                        2,244                         2,663
         Construction loans                                             103                           104
         Commercial business                                            600
                                                                 ----------                     ---------
Total Commercial                                                      2,947                         2,767
                                                                 ----------                     ---------

Total non-accrual loans                                               5,661                         6,108
Other Real Estate Owned (OREO)                                          783                           772
                                                                 ----------                     ---------
Total non-performing assets                                      $    6,444                    $    6,880
                                                                 ==========                     =========
Non-performing assets to total assets                                  0.30%                         0.32%
Non-accrual loans to total loans                                       0.37%                         0.41%
Non-performing assets to total loans and OREO                          0.42%                         0.46%
                                                                 ----------                    ----------
Total gross loans                                                $1,522,923                    $1,491,886
                                                                 ==========                    ==========
Gross Income not recognized on nonaccrual loans                  $       52                    $      135
Accruing loans contractually past due 90 days or more                    --                            --
Troubled debt restructurings not included above                       1,251                         1,251

     The Bank records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     During the three months ended March 31, 1999, the Bank reduced total non-performing assets to $6.4 million from $6.9 million at December 31, 1998, a decrease of $436,000 or 6.3%. The reduction was the result of the sale of non-performing loans and the reclassification of other loans which became current and were reclassified to performing status. Foreclosures are a normal part of the credit process. At March 31, 1999, OREO consisted of two properties acquired through foreclosure with a carrying value of $783,000.

     The policy of the Bank is to review each loan in the portfolio to identify problem credits. There are four classifications for problem loans 'special mention,' 'substandard,' 'doubtful' and 'loss.' Substandard loans have one or more well-defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. A loan classified as 'loss' is considered uncollectible and its continuance as an asset is not warranted.

     The following table sets forth criticized loans at the dates indicated.

                                                                        At March 31,          At December 31,
                                                                                1999                     1998
                                                                                ----                     ----
                                                                             (Dollars in Thousands)
Special mention loans                                                        $ 1,745                  $ 8,084
Substandard and doubtful loans                                                 9,989                    9,638
                                                                             -------                  -------
Total criticized loans                                                       $11,734                  $17,722
                                                                             =======                  =======
Total allowance for loan losses                                              $15,230                  $14,922
                                                                             =======                  =======
Special mention loans to total loans                                            0.11%                    0.54%
Substandard and doubtful loans to total loans                                   0.66                     0.65
Criticized loans to total loans                                                 0.77                     1.19
Allowance for loan losses to substandard and doubtful loans                   152.47                   154.82
Allowance for loan losses to criticized loans                                 129.79                    84.20

     With the exception of the criticized loans described above, management is not aware of any other loans as of March 31, 1999 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their present loan repayment terms or that would result in such loans being included in the non-performing asset table above at some future date.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status or become impaired or restructured loans or OREO in the future.

     At both March 31, 1999 and March 31, 1998, the Company's level of delinquent loans was very low in relation to previous years. Management attributes this to good economic conditions and continued efforts to maintain delinquent loans at this level. During the three months ended March 31, 1999, residential mortgages (one to four family) delinquent two or more payments decreased to $1.9 million, or 0.25%, of gross residential mortgages (one to four family) from $2.1 million or 0.26% of gross residential mortgages (one to four family) at December 31, 1998. Management attributes the reduction in delinquent loans to good economic conditions in the Bank's market and continued focus by management on the reduction of delinquent loans. Mortgage loans secured by nonresidential real estate delinquent 60 days or more were $2.2 million at March 31, 1999, a decrease of $419,000, or 15.7%, from the $2.7 million delinquent at December 31, 1998.

     Allowance For Loan Losses. The Bank has established a formalized process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans on a pool basis. For loans that are analyzed individually, third party information such as appraisals may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (one to four family), management's analysis consists of reviewing delinquency trends, charge-off experience, economic conditions, current composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subject to an internal asset review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

     The allowance for loan losses is increased by provisions for loan losses and reduced by charge-offs, net of recoveries. Loans are charged off to the extent they are classified as loss either internally or by the Bank's regulators. For any loan that is past due for more than 90 days, management will generally charge-off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well-secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

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

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:

                                                                          For the Three Months Ended March 31,
                                                                          ------------------------------------
                                                                                (Dollars in thousands)
                                                                            1999                     1998
                                                                            ----                     ----

Balance at beginning of period                                             $14,922                 $12,142
Provision for loan losses                                                      725                     633
Loans charged-off                                                            (418)                   (226)
Recoveries of loans previously charged off                                       1                       3
                                                                           -------                 -------
Balance at end of period                                                   $15,230                 $12,552
                                                                           =======                 =======

Allowance for loan losses to loans                                           1.00%                   1.01%

Net charge-offs to average loans                                             0.03%                   0.02%

     Securities. Securities (including available-for-sale and held-to-maturity) decreased during the first three months of 1999 by $15.3 million, or 2.6%, to $572.3 million at March 31, 1999. The decrease in the securities balances resulted primarily from the amortization and prepayment of residential loans underlying the mortgage-backed securities portfolio. This asset runoff was replaced with new loan originations.

                        The following table sets forth the Bank's securities portfolio on the date indicated.

                                                         At March 31, 1999               At December 31, 1998
                                                     -------------------------        -------------------------
                                                     Amortized          Market        Amortized          Market
                                                       Cost              Value           Cost             Value
                                                       ----              -----           ----             -----
                                                                        (Dollars in Thousands)

Investment securities available for sale
         Municipals                                  $ 43,621           $ 43,997        $ 43,617         $ 44,464
         Trust Preferred Securities                   104,047            100,749          99,436           97,711
         Other                                          1,000              1,000           1,500            1,500
                                                     --------           --------        --------         --------
                                        Total        $148,668           $145,746        $144,553         $143,675
                                                     ========           ========        ========         ========

Mortgage-backed securities available for sale
         FNMA                                        $ 77,538           $ 75,453        $ 80,660         $ 78,370
         GNMA                                         110,445            110,492         114,403          115,555
         Other                                         85,021             85,334          91,071           91,747
                                                     --------           --------        --------         --------
                                        Total        $273,004           $271,279        $286,134         $285,672
                                                     ========           ========        ========         ========

Mortgage-backed securities held to maturity
         FHLMC                                       $ 43,985           $ 42,188        $ 44,218         $ 42,714
         FNMA                                         102,362             99,192         103,961          100,645
         Other                                          8,891              8,586          10,031            9,713
                                                     --------           --------        --------         --------
                                        Total        $155,238           $149,966        $158,210         $153,072
                                                     ========           ========        ========         ========

     As of March 31, 1999, the aggregate amortized cost of the securities was $576.9 million and the fair value was $567.0 million. Of the total $9.9 million unrealized loss on these securities, $5.3 million of unrealized losses relate to securities which are held to maturity, and $4.6 million of unrealized losses relate to securities which are held as available for sale. Such unrealized losses, net of the related tax benefit of $1.9 million, are reflected as an increase of stockholders' equity. The $5.3 million unrealized loss relating to the $155.2 million of securities held to maturity has not been recognized in the financial statements.

     Deposits. Deposit balances were $1.63 billion at March 31, 1999, which represented a decrease of $3.0 million, or 0.2% from December 31, 1998. The core deposit balances increased by $29.3 million, or 7.4%, during this period, and time deposits decreased by $32.4 million. Through careful management of interest rate negotiations by the retail branch managers, the Company was able to reduce the higher cost time deposits and thereby reduced its overall cost of deposits from 4.17% at December 31, 1998 to 3.95% at March 31, 1999. Deposits are the Bank's primary source of funding. At March 31, 1999, the Bank had a deposit mix of 73.9% in time deposits, 3.1% in money market accounts, 14.4% in savings accounts and 8.6% in NOW and demand deposit accounts. This compares with a deposit mix of 75.7%, 2.2%, 14.2% and 7.9% at December 31, 1998, respectively.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits have been obtained from or are dependent on any one person or industry. At March 31, 1999, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. In addition, as of such date, the 100 depositors with the largest aggregate average deposit balances comprised less than 10% of the Bank's total deposits. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 1999, is $352.8 million, or 21.6% of total deposits, of deposits of $100,000 or greater. At March 31, 1999, the Bank had no brokered deposits. Substantially all of the time deposits as of March 31, 1999 mature in one year or less.

     The following table sets forth the balances and rates paid for the major categories of deposits at the dates indicated:

                                                           At March 31,                      At December 31,
                                                           ------------                      ---------------
                                                               1999                               1998
                                                               ----                               ----

                                                     Amount       Interest Rate         Amount       Interest Rate
                                                     ------       -------------         ------       -------------
                                                                        (Dollars in Thousands)

NOW and demand deposit accounts and
  money market accounts                              $  190,913       1.41%           $  163,954         1.28%
Savings accounts                                        235,009       2.21%              232,635         2.20%
Time deposits                                         1,204,945       4.69%            1,237,306         4.93%
                                                     ----------                       ----------
Total                                                $1,630,867       3.95%           $1,633,895         4.17%
                                                     ==========                       ==========

     The average cost of deposits during the three months ended March 31, 1999 was 3.97% as compared to 4.28% for the same period in the previous year.

     Other Borrowings. At March 31, 1999, the Bank had $384.7 million of borrowings outstanding compared with $368.0 million outstanding at December 31, 1998, an increase of $16.7 million, or 4.5%. Although the Bank eliminated its outside borrowings in 1996, the Bank has utilized borrowings as a funding source in conjunction with its strategy of leveraging the proceeds from the capital raised, consistent with its asset and liability objectives and the maintenance of its status as a 'well capitalized' institution for regulatory capital purposes. As of March 31, 1998, the Bank had borrowed $343.9 million from the Federal Home Loan Bank (FHLB) of San Francisco in conjunction with the leverage strategy, of which $233 million were long-term and $110.9 million were overnight borrowings. Included in the long-term advances of $233 million were $17 million which were fixed-rate for ten years and $216 million which were for ten years but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

     The following table sets forth certain information regarding the short-term borrowings of the Bank at or for the dates indicated.

                                                                                       At or For the Three Months Ended
                                                                                      ----------------------------------
                                                                                      March 31, 1999      March 31, 1998
                                                                                      --------------      --------------
                                                                                            (Dollars in Thousands)
FHLB of San Francisco advances
         Average balance outstanding                                                     $338,556             $332,318
         Maximum amount outstanding at any month end                                      370,000              368,000
         Balance outstanding at end of period                                             343,949              368,000
         Weighted average interest rate during the period                                   5.25%                3.09%
         Weighted average interest rate at end of period                                    5.13%                5.33%
         Weighted  average  remaining  term to maturity at end of period (in years)             6                    6
FRB direct investment borrowings
         Average balance outstanding                                                     $ 28,024                   --
         Maximum amount outstanding at any month end                                       83,739                   --
         Balance outstanding at end of period                                              39,274                   --
         Weighted average interest rate during the period                                   4.49%                   --
         Weighted average interest rate at end of period                                    4.84%                   --
         Weighted average remaining term to maturity at end of period (in years)              --                    --

Securities sold under agreements to repurchase
         Average balance outstanding                                                     $    136             $    132
         Maximum amount outstanding at any month end                                        1,500                   --
         Balance outstanding at end of period                                               1,500                   --
         Weighted average interest rate during the period                                   5.41%                5.71%
         Weighted average interest rate at end of period                                    5.63%                   --
         Weighted average remaining term to maturity at end of period                          --                   --

     The Bank maintains a secured credit facility with the FHLB of San Francisco against which advances may be made. The terms of this credit facility require the Bank to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances.

     Regulatory capital. The total risk-based capital ratio of the Bank at March 31, 1999 was 11.76%, as compared with 11.61% at December 31, 1998. The ratio of Tier 1 capital to total assets of the Bank at March 31, 1999 was 6.30% compared with 6.25% at December 31, 1998. The Bank's capital ratios exceed the regulatory requirements, and the Bank continues to be categorized as "Well Capitalized." The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

Year 2000 Compliance

     Introduction. The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities. The Federal Financial Institutions ExaminationCounsel (FFIEC), through the bank regulatory agencies, has issued compliance guidelines that require financial institutions to develop and implement plans for addressing the Year 2000 problem.

     Our State of Readiness. In accordance with the FFIEC guidelines, we have developed a comprehensive plan which we believe has resulted in timely and adequate modifications of our systems and technology to address our Year 2000 issues. Also included in this Year 2000 plan is a detailed review of the readiness of our service providers, vendors, major provider of funds, certain borrowers and companies with which we have material investments. As of

March 31, 1999, we have met all current target objectives of the Year 2000 plan, and we believe that we will continue to meet all future goals according to the plan. We have completed the Awareness, Assessment, Renovation, and Validation Phases of our mission-critical systems. The final Phase, Implementation, is scheduled for completion on June 30, 1999. The period from April 1, 1999 through December 31, 1999 will be used for fine-tuning our Business Interruption Contingency Plans for the Year 2000.

     Like virtually all financial institutions, we rely on computers to conduct our business, including data processing activities. As part of our conversion to a commercial bank, we installed a new core computer system to better serve our computing needs as a commercial bank. This system is run in a service bureau environment by one of the leading national vendors of data processing services for banks. This vendor is completing its Year 2000 readiness plan in cooperation with us. Our testing of this system, performed in conjunction with the vendor, indicates that the system is Year 2000 compliant.

     In addition to our core computer system, we also depend on computerized financial accounting and mortgage loan origination systems. New Year 2000 compliant systems were installed in October 1998 and December 1998, respectively. Additionally, our mortgage loan servicing system vendor has certified that their new system is Year 2000 compliant and our review of vendor test results is substantially complete and indicates that the system is Year 2000 compliant.

     As a result of the new core computer system and the new financial accounting and mortgage loan origination systems, we believe we have resolved our Year 2000 issues with respect to our most critical computer systems and applications. We are currently testing and fixing, if necessary, other equipment which may be Year 2000 sensitive, which includes equipment with embedded microprocessors or other technology related to dates. We expect to complete our Year 2000 conversion by June 30, 1999.

     Due to our substantial progress, we do not expect that any additional significant changes will be necessary or that the Year 2000 issue will pose significant problems with our operations. However, unanticipated problems could arise that would cause us to take longer to resolve the Year 2000 issue, and could have an material impact on our financial condition and results of operations.

     In addition to our extensive contacts with our major service providers, we have corresponded with other vendors inquiring about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that we have determined to not have a material impact on our operations, no further work has been performed. For those vendors that have responded that they are working towards Year 2000 compliance and that we have determined to be significant, including mission critical vendors, we will follow up regularly through 1999. These vendors have advised us that they expect to be Year 2000 compliant prior to December 31, 1999. If those vendors do not demonstrate satisfactory progress, we will seek other alternatives in accordance with our contingency plan.

     To determine the readiness of our borrowers, we have sent a questionnaire to, and received responses from, each of our applicable borrowers to determine the extent of risk created by any failure by them to resolve their own Year 2000 issues. Each borrower is categorized according to their state of readiness as based on their response to the questionnaire and our review. We will reassess each borrower's risk periodically.

     Our Costs. We converted to our new core banking system because of the change in our business focus to commercial banking. Our new commercial banking products were not supported by the previous software packages. Additionally, the vendor that ran the old core system had indicated to us that it would not support that platform beyond 1998, and service quality had deteriorated during 1997. We installed the new financial accounting system because the vendor of the old system had told us it would stop supporting the software at the end of 1998. We purchased our new mortgage loan origination system to replace the existing system with a lower cost software package.

     We put the new systems into place as a result of our closing our mortgage banking division, our new emphasis on portfolio lending in our niche market, and our commercial banking focus. In each case, we made the system conversions for business reasons unrelated to the Year 2000 problem, and therefore they did not contribute to the direct cost of our Year 2000 compliance. However, all new systems are Year 2000 compliant. Our additional costs to achieve Year 2000 compliance are currently estimated to be $500,000, and are not expected to materially impact our financial condition or results of operations.

     Our Risks. We believe there are no mission-critical systems which presents a material risk of not being Year 2000 compliant in a timely fashion, or for which we cannot provide a suitable alternative. It is possible, however, that unforseen disruptions may occur as a result of the date change. Such disruptions may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from and post interest to customer accounts, to credit loan payments, interest paid or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if our commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to us may be impacted.

     Any failure on our part to identify unresolved Year 2000 issues that are critical to our operations, or the failure of others with which we do business to become Year 2000 ready in a timely manner could materially and adversely impact our financial condition and results of operations. Moreover, to the extent that data processing and transmission and communications services worldwide are not ready, we cannot predict with any certainty that our operations will remain materially unaffected after January 1, 2000, or on earlier dates when post-January 1, 2000 dates become significant within our systems.

     Our Contingency Plans. We have established two types of contingency plans: remediation plans and business interruption plans. Remediation plans are designed to mitigate the risk that we do not achieve Year 2000 compliance in our mission-critical systems in time. Business interruption plans are plans of action that ensure our ability to continue functioning in the event of unanticipated system failures at critical dates prior to, on or after the Year 2000.

     Business Interruption Plan. We will invoke these plans if unanticipated Year 2000 problems occur. We will establish special teams for mobilization in case of emergencies that threaten the viability of the Bank, and require that certain resources be available immediately for use. We have begun preparation of these plans and will continue to fine-tune them, train staff to carry them out, and test them.

     The discussion above of Year 2000 issues contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which we have set to complete the conversion and the possible associated risks are based on our current estimates and are subject to uncertainties that could cause the actual results to differ materially from our expectations. These uncertainties include, among others, our success in identifying systems that are not Year 2000 compliant, the continued availability of qualified personnel, consultants and other resources, and the success of Year 2000 conversion efforts of others.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's exposure to market risk since the information disclosed in the Company's Annual Report dated December 31, 1998 on file with the Securities and Exchange Commission (SEC File No. 333-58325).

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

     None.

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

                                           UCBH HOLDINGS, INC.


Date:    May 7, 1999                       /s/ Thomas S. Wu
                                           -------------------------------------
                                           Thomas S. Wu
                                           President and Chief Executive Officer
                                           (principal executive officer)





Date:    May 7, 1999                       /s/ Jonathan H. Downing
                                           -------------------------------------
                                           Jonathan H. Downing
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)