Form 10-Q
period 1999-06-30
UCBH HOLDINGS INC
filed 1999-08-06
CIK 1061580

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

For the quarterly period ended       June 30, 1999
                               -------------------------

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------     --------------------

                       Commission file number    0-24947
                                              -------------

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

                                 (415) 928-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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
Yes   X   No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of August 3, 1999, the Registrant had 9,333,333 shares of common stock outstanding.
--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
     Item 1.  Financial Statements...........................................1-3
              Notes to Consolidated Financial Statements.....................4-6
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................6-19
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......19

PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings...............................................20
     Item 2.  Changes in Securities and Use of Proceeds.......................20
     Item 3.  Defaults upon Senior Securities.................................20
     Item 4.  Submission of Matters to a Vote of Security Holders.............20
     Item 5.  Other Information...............................................21
     Item 6.  Exhibits and Reports on Form 8-K................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               UCBH Holdings, Inc.
                           Consolidated Balance Sheets
                        (Unaudited: Dollars in thousands)

                                                                                 At June 30,       At December 31,
                                                                                    1999                 1998
Assets

Cash and due from banks                                                          $    22,250         $    15,109
Investment and mortgage-backed securities available for sale, at fair value          354,161             429,347
Investment and mortgage-backed securities, at cost (fair value $182,787 at
  June 30,1999 and $153,072 at December 31, 1998)                                    192,129             158,210
Federal Home Loan Bank stock and equity securities                                    23,692              20,415
Loans                                                                              1,589,052           1,492,148
Allowance for loan losses                                                            (16,387)            (14,922)
                                                                                 -----------         -----------
Net loans                                                                          1,572,665           1,477,226
                                                                                 -----------         -----------
Accrued interest receivable                                                           13,884              13,542
Premises and equipment, net                                                           21,997              23,462
Other assets                                                                          14,489              10,021
                                                                                 -----------         -----------
  Total assets                                                                   $ 2,215,267         $ 2,147,332
                                                                                 ===========         ===========

Liabilities

Deposits                                                                         $ 1,595,607         $ 1,633,895
Borrowings                                                                           474,039             368,000
Accrued interest payable                                                               3,131               2,440
Other liabilities                                                                      6,696               9,359
Guaranteed preferred beneficial interests in junior subordinated debentures           30,000              30,000
                                                                                 -----------         -----------
  Total liabilities                                                                2,109,473           2,043,694
                                                                                 -----------         -----------

Stockholders' Equity

Common stock, $.01 par value, authorized 25,000,000 shares, 9,333,333 shares
  issued and outstanding at June 30, 1999 and December 31, 1998                           93                  93
Additional paid-in capital                                                            59,485              59,443
Accumulated other comprehensive income                                                (7,392)               (778)
Retained earnings-substantially restricted                                            53,608              44,880
                                                                                 -----------         -----------
  Total stockholders' equity                                                         105,794             103,638
                                                                                 -----------         -----------
  Total liabilities and stockholders' equity                                     $ 2,215,267         $ 2,147,332
                                                                                 ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Operations
          (Unaudited: Dollars in thousands, except for per share data)

                                                          Quarter Ended    Quarter Ended    Six Months Ended     Six Months Ended
                                                          June 30, 1999    June 30, 1998      June 30, 1999        June 30, 1998
Interest income:
  Loans                                                    $    29,818      $    24,121        $    58,785          $    47,954
  Funds sold and securities purchased under
     agreements to resell                                            9              305                 11                  471
  Investment and mortgage-backed securities                      8,900            5,645             17,857                9,766
                                                           -----------      -----------        -----------          -----------
     Total interest income                                      38,727           30,071             76,653               58,191
                                                           -----------      -----------        -----------          -----------
Interest expense:
  Deposits                                                      15,330           15,588             31,501               31,254
  Short-term borrowings                                          2,266               63              4,254                   66
  Guaranteed preferred beneficial interests in
     junior subordinated debentures                                703              570              1,406                  570
  Long-term borrowings                                           3,194            1,270              6,353                1,270
  Long-term debt to affiliates                                       -               97                  -                  599
                                                           -----------      -----------        -----------          -----------
     Total interest expense                                     21,493           17,588             43,514               33,759
                                                           -----------      -----------        -----------          -----------

     Net interest income                                        17,234           12,483             33,139               24,432
Provision for loan losses                                        1,278              768              2,003                1,401
                                                           -----------      -----------        -----------          -----------
     Net interest income after provision for loan losses        15,956           11,715             31,136               23,031
                                                           -----------      -----------        -----------          -----------
Noninterest income:
  Commercial banking fees                                          488              369                898                  656
  Service charges on deposit accounts                              188              268                370                  453
  Gain on sale of loans, securities and servicing rights           672              272                680                  307
  Loan servicing fees                                               96              248                213                  292
  Miscellaneous                                                     (8)              17                (11)                  24
                                                           -----------      -----------        -----------          -----------
     Total noninterest income                                    1,436            1,174              2,150                1,732
                                                           -----------      -----------        -----------          -----------
Noninterest expense:
  Personnel                                                      4,577            3,939              9,254                8,247
  Occupancy                                                      1,175            1,201              2,468                2,447
  Data processing                                                  472              431                959                1,180
  Furniture and equipment                                          511              566              1,101                1,170
  Professional fees and contracted services                        604              448              1,132                  902
  Deposit insurance                                                237              226                472                  457
  Communication                                                    115              104                217                  201
  Foreclosed assets                                                 91               29                 76                  (3)
  Miscellaneous                                                  1,507            1,105              2,978                2,693
                                                           -----------      -----------        -----------          -----------
     Total noninterest expense                                   9,289            8,049             18,657               17,294
                                                           -----------      -----------        -----------          -----------
Income before taxes                                              8,103            4,840             14,629                7,469
Income tax expense                                               3,303            1,992              5,901                3,070
                                                           -----------      -----------        -----------          -----------
     Net income                                            $     4,800      $     2,848        $     8,728          $     4,399
                                                           ===========      ===========        ===========          ===========

Average common and common equivalent shares                  9,333,333        8,740,740          9,333,333            7,370,370
     outstanding, basic
Average common and common equivalent shares
     outstanding, diluted                                    9,510,111        9,091,674          9,421,722            8,532,837

Basic earnings per share                                   $      0.51      $      0.33        $      0.94          $      0.60
Diluted earnings per share                                        0.50             0.32               0.93                 0.56

   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Cash Flows
                        (Unaudited: Dollars in thousands)

                                                                                 For the Six Months Ended June 30,
                                                                                      1999                1998
Operating activities
   Net income                                                                      $    8,728          $    4,399
   Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
     Provision for loan losses                                                          2,003               1,401
     Increase in accrued interest receivable                                             (342)             (2,921)
     Depreciation and amortization of premises and equipment                            1,184               1,323
     Decrease (increase) in other assets                                                  982              (3,401)
     Increase in accrued interest payable                                                 691               2,061
     Gain on sale of loans, securities and other assets                                  (680)               (406)
     Other, net                                                                        (1,143)             (1,713)
                                                                                   ----------          ----------
       Net cash provided by operating activities                                   $   11,423          $      743
                                                                                   ----------          ----------

Investing activities
Investments and mortgage-backed securities held to maturity:
     Principal payments and maturities and securities called                            9,859              11,859
     Purchases                                                                         (3,214)               (612)
Investments and mortgage-backed securities, available for sale:
     Principal payments and maturities                                                 25,118               2,957
     Purchases                                                                         (6,012)           (318,084)
     Loans purchased                                                                     (123)               (217)
     Loans originated net of principal collections                                   (105,540)            (62,261)
     Proceeds from sale of loans                                                        8,042               3,816
     Purchases of premises and equipment                                                 (227)               (942)
     Proceeds from sale of other assets                                                    64                 670
                                                                                   ----------          ----------
       Net cash (used in) investing activities                                     $  (72,033)         $ (362,814)
                                                                                   ----------          ----------

Financing activities
     Net increase in demand deposits, NOW, money market and savings accounts           40,905              24,090
     Net decrease in time deposits                                                    (79,193)            (18,807)
     Net increase in borrowings                                                       106,039             298,000
     Net decrease in long-term debt to affiliates                                           -             (20,060)
     Proceeds from issuance of common stock                                                 -              29,850
     Proceeds from issuance of guaranteed preferred beneficial interest in
       subordinated debentures                                                              -              30,000
                                                                                   ----------          ----------
       Net cash provided by financing activities                                   $   67,751          $  343,073
                                                                                   ----------          ----------
Increase (decrease) in cash and cash equivalents                                        7,141             (18,998)
Cash and cash equivalents at beginning of year                                         15,109              34,853
                                                                                   ----------          ----------
Cash and cash equivalents at end of year                                           $   22,250          $   15,855
                                                                                   ==========          ==========

Supplemental disclosure of cash flow information
     Cash paid during the year for interest                                        $   42,823          $   31,698
     Cash paid during the year for income taxes                                         6,783               2,575
Supplemental schedule of noncash investing and financing activities
     Real estate acquired through foreclosure                                             115                 392
     Securities transferred to held to maturity                                        43,625                   -

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Operations for the three and the six months ended June 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 have been prepared by UCBH Holdings, Inc. (the Company) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1998. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will become effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has assessed the impact of SFAS No. 133 and determined that adoption will not have a material impact on the financial statements of the Company based on the hedges currently in place.

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

3.   Earnings Per Share

     The following is a reconciliation of the numerators and denominator of the basic and diluted earnings per share (Dollars in thousands, except for per share data):

                                            Three Months Ended June 30, 1999                Three Months Ended June 30, 1998
                                            --------------------------------                --------------------------------
                                         Income          Shares          Per Share       Income          Shares           Per Share
                                       (Numerator)    (Denominator)       Amount       (Numerator)     (Denominator)        Amount
                                       -----------    -------------       ------       -----------     -------------        ------
Basic:
  Net Income                             $ 4,800        9,333,333         $ 0.51         $ 2,848         8,740,740          $ 0.33
  Dilutive potential common shares             -          176,778                             57           350,934
                                         -------        ---------                        -------         ---------
Diluted:
  Net income and assumed conversion      $ 4,800        9,510,111         $ 0.50         $ 2,905         9,091,674          $ 0.32
                                         =======        =========                        =======         =========

                                             Six Months Ended June 30, 1999                   Six Months Ended June 30, 1998
                                             ------------------------------                   ------------------------------
                                         Income          Shares          Per Share       Income          Shares            Per Share
                                       (Numerator)    (Denominator)        Amount      (Numerator)     (Denominator)        Amount
                                       -----------    -------------        ------      -----------     -------------        ------
Basic:
  Net income                             $ 8,728        9,333,333         $ 0.94         $ 4,399         7,370,370          $ 0.60
  Dilutive potential common shares             -           88,389                            353         1,162,467
                                         -------        ---------                        -------         ---------
Diluted:
  Net income and assumed conversion      $ 8,728        9,421,722         $ 0.93         $ 4,752         8,532,837          $ 0.56
                                         =======        =========                        =======         =========

4.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 1999, total comprehensive income was $0.1 million, a decrease of $3.5 million, or 97.1%, compared to the three months ended June 30, 1998. Net income for the three months ended June 30, 1999 was $4.8 million and unrealized losses on available-for-sale securities increased by $4.7 million. For the six months ended June 30, 1999, total comprehensive income was $2.1 million compared to $5.7 million for the six months ended June 30, 1998. Net income was $8.7 million and unrealized losses on available-for-sale securities increased by $6.6 million for the six months ended June 30, 1999. For the corresponding period of 1998, net income was $4.4 million and unrealized losses on available-for-sale securities decreased by $1.3 million.

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

     The table below presents information about the Company's operating segments for the three and the six months ended June 30, 1999 and 1998.

                                                                      Reconciling
                                        Consumer       Commercial        Items           Total
                                        --------       ----------        -----           -----
For the Three Months Ended,                              (Dollars in thousands)
June 30, 1999
     Net interest income               $    12,024         5,210             -        $    17,234
     Segment profit                          3,511         1,105           184(1)           4,800
     Segment assets                      1,364,142       851,125             -          2,215,267
June 30, 1998
     Net interest income               $    10,082         2,401             -        $    12,483
     Segment profit                          2,902          (54)             -              2,848
     Segment assets                      1,415,394       494,985             -          1,910,379

                                                                      Reconciling
                                        Consumer       Commercial        Items           Total
                                        --------       ----------        -----           -----
For the Six Months Ended,                                (Dollars in thousands)
June 30, 1999
     Net interest income               $    22,743     $  10,396             -        $    33,139
     Segment profit                          6,801         1,743           184(1)           8,728
     Segment assets                      1,364,142       851,125             -          2,215,267
June 30, 1998
     Net interest income               $    19,359     $   5,073             -        $    24,432
     Segment profit                          4,535         (136)             -              4,399
     Segment assets                      1,415,394       494,985             -          1,910,379

(1) Reconciling item represents gain on sale of nonperforming asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's wholly-owned subsidiary, United Commercial Bank's (the "Bank") loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months and the six months ended June 30, 1999 and 1998 and financial condition at June 30, 1999 and at December 31, 1998. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company's primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company's net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company's noninterest expenses consist primarily of personnel, occupancy, and furniture and equipment expenses and other operating expenses. The Company's results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended June 30, 1999 increased by $2.0 million, or 68.5%, to $4.8 million, compared to $2.8 million for the corresponding quarter of the prior year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended June 30, 1999 were 18.15% and 0.88%, respectively. This compares with annualized ROE and ROA ratios of 12.72% and 0.68%, respectively, for the three months ended June 30, 1998. The resulting efficiency ratios were 49.75% for the three months ended June 30, 1999 and 58.94% for the corresponding period for the prior year. Diluted earnings per share were $0.50 for the three months ended June 30, 1999 compared with $0.32 for the comparable period of the preceding year.

     The consolidated net income of the Company during the six months ended June 30, 1999 increased by $4.3 million, or 98.4%, to $8.7 million, compared to $4.4 million for the corresponding period of the prior year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the six months ended June 30, 1999 were 16.62% and 0.81%, respectively. This compares with annualized ROE and ROA ratios of 11.50% and 0.54%, respectively, for the six months ended June 30, 1998. The resulting efficiency ratios were 52.87% for the six months ended June 30, 1999 and 66.10% for the corresponding period of the prior year. Diluted earnings per share were $0.93 for the six months ended June 30, 1999 compared with $0.56 for the comparable period of the preceding year.

     The increase in net income for the six months ended June 30, 1999 from the six months ended June 30, 1998 was due primarily to the increase in net interest income which resulted from: (1) an increase in the average loans outstanding (2) an increase in average securities portfolio, and (3) a reduction in the cost of deposits. Partially offsetting the increases to net income was a $1.4 million increase in noninterest expense.

     The provision for loan losses of $1.3 million for the three months ended June 30, 1999 is an increase of $510,000 compared to a provision of $768,000 for the second quarter of 1998. Net charge-offs for the three months ended June 30, 1999 were $121,000 compared to $113,000 for the corresponding period of the prior year. Noninterest expense for the three months ended June 30, 1999 was $9.3 million, an increase of $1.2 million or 15.4%, compared with $8.0 million for the corresponding period in the prior year. Personnel expenses increased to $4.6 million for the three months ended June 30, 1999 compared to $3.9 million for the three months ended June 30, 1998 primarily due to the additional staffing required to support growth of the Bank's commercial banking businesses.

     The provision for loan losses increased from $1.4 million for the six months ended June 30, 1998 to $2.0 million for the corresponding period of 1999. As of June 30, 1999, the allowance for loan losses was $16.4 million. Noninterest expense was $18.7 million for the six months ended June 30, 1999, an increase of $1.4 million, or 7.9%, from the corresponding period of the prior year. Personnel expenses increased to $9.3 million during the six months ended June 30, 1999 compared with $8.2 million, an increase of $1.0 million, or 12.2%, for the corresponding period of the previous year due to the addition of commercial banking personnel.

     Net Interest Income. Net interest income before provision for loan losses of $17.2 million for the three months ended June 30, 1999 represented a $4.8 million, or 38.1%, increase over net interest income of $12.5 million for the three months ended June 30, 1998.

     Net interest income of $33.1 million for the six months ended June 30, 1999 represented an $8.7 million, or 35.6%, increase from the corresponding period of the prior year. Average outstanding loans increased to $1.51 billion for the six months ended June 30, 1999 from $1.23 billion for the six months ended June 30, 1998, an increase of $283.9 million, or 23.10%. Average securities increased to $593.1 million for the six months ended June 30, 1999 from $312.3 million for the six months ended June 30, 1998, an increase of $280.8 million, or 89.9%. The cost of interest-bearing deposits decreased to 4.01% for the first six months of 1999 from 4.40% for the first six months of 1998. In addition, average noninterest-bearing deposits increased to $51.3 million for the first six months of 1999, from $37.2 million for the corresponding period of the prior year.

     Net Interest Margin. The net interest margin was 3.15% for the six months ended June 30, 1999 compared with 3.13% for the six months ended June 30, 1998. The increase in the net interest margin resulted primarily from an increase in average securities outstanding. Following the capital raised in April 1998, the Bank leveraged the new capital by purchasing securities which were funded with Federal Home Loan Bank (FHLB) advances. While the leverage strategy reduces this ratio, the strategy is accretive to net income and earnings per share.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated.

                                                    At           For the Six Months Ended             For the Six Months Ended
                                                 June 30,              June 30, 1999                        June 30, 1998
                                                   1999     -----------------------------------  -----------------------------------
                                                   ----           (Dollars in Thousands)               (Dollars in Thousands)
                                                                          Interest                             Interest
                                                              Average      Income      Average     Average      Income     Average
                                               Yield/ Rate    Balance    or Expense  Yield/Rate    Balance    or Expense  Yield/Rate
                                               -----------    -------    ----------  ----------    -------    ----------  ----------
Interest-earning assets:
  Loans                                            7.83%    $ 1,512,797   $ 58,784      7.77%    $ 1,228,933   $ 47,954      7.80%
  Securities                                       6.09         593,071     17,857      6.02         312,287      9,766      6.25
  Other                                               -             501         12      4.69          16,825        471      5.60
                                                            -----------   --------               -----------   --------
Total interest-earning assets                      7.37       2,106,369     76,653      7.28       1,558,045     58,191      7.47
Noninterest-earning assets                            -          57,508          -         -          61,557          -         -
                                                            -----------   --------               -----------   --------
Total assets                                       7.13     $ 2,163,877   $ 76,653      7.08     $ 1,619,602   $ 58,191      7.19
                                                   ----     ===========   ========      ----     ===========   ========     -----
Interest-bearing liabilities
   Deposits:
      NOW, demand deposits and money market
        accounts                                   1.88     $   134,698   $  1,249      1.85         101,089        719      1.42
      Savings accounts                             1.99         235,234      2,474      2.10         211,834      2,391      2.26
      Time deposits                                4.48       1,201,979     27,778      4.62       1,108,121     28,144      5.08
                                                            -----------   --------               -----------   --------
   Total deposits                                  3.85       1,571,911     31,501      4.01       1,421,044     31,254      4.40
   Borrowings                                      5.29         388,605     10,608      5.46          47,022      1,336      5.68
   Guaranteed preferred beneficial interests
      in junior subordinated debentures            9.38          30,000      1,406      9.38          12,160        570      9.38
   Long-term debt to affiliates                       -               -                               11,970        599     10.01
                                                            -----------   --------               -----------   --------
Total interest-bearing liabilities                 4.27       1,990,516     43,515      4.37       1,492,196     33,759      4.52
                                                   ----     -----------   --------      ----     -----------   --------     -----
Noninterest-bearing deposits                                     51,326                               37,180
Other noninterest-bearing liabilities                            17,002                               13,725
Stockholders' equity                                            105,033                               76,501
                                                            -----------                          -----------
Total liabilities and stockholders' equity                  $ 2,163,877                            1,619,602
                                                            ===========                          ===========
Net interest income / interest rate spread         3.10%                  $ 33,138      2.91%                  $ 24,432      2.95%
                                                   ====                   ========      ====                   ========     =====
Net interest-earning assets / net interest
   margin                                          3.30%    $   115,853                 3.15%    $    65,849                 3.13%
                                                   ====     ===========                 ====     ===========                =====
Ratio of interest-earning assets to
   interest-bearing liabilities                    1.05x           1.06x                                1.04x
                                                   ====     ===========                          ===========

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

     The provision for loan losses of $2.0 million for the six months ended June 30, 1999 represented an increase of $602,000, as compared to a provision of $1.4 million for the corresponding period of the prior year. At June 30, 1999, the allowance for loan losses was $16.4 million. Net loan charge-offs were $538,000 for the first six months of 1999. Net charge-offs for the corresponding period of 1998 were $336,000.

     The Bank continued to experience an improvement in asset quality during the six months ended June 30, 1999. The non-accrual loans at June 30, 1999 of $3.7 million were $2.4 million, or 39.9% less than the $6.1 million at December 31, 1998. For the six months ended June 30, 1999 and 1998, provisions for loan losses were increased to keep pace with the growth in the Bank's loan portfolio, and in particular, growth in commercial loan products. The Bank's allowance methodology provides higher loss factors for commercial loan products than for residential mortgage (one-to-four family) loans since commercial loan products are generally considered to be higher risk than residential mortgage (one-to-four family) loans.

     Noninterest Income. Noninterest income for the three months ended June 30, 1999 was $1.4 million compared to $1.2 million for the three months ended June 30, 1998, an increase of $262,000, or 22.3%. Gain on sale of loans increased 147.1% to $672,000, for the three months compared to $272,000 for the corresponding period of 1998, primarily as a result of increased SBA loan sales. Commercial banking fees increased 32.3% to $488,000 for the three months as compared to $369,000 for the corresponding period of 1998, as a result of increased commercial banking activities.

     Noninterest income of $2.2 million for the six months ended June 30, 1999 increased $418,000, or 24.1% over noninterest income for the corresponding period of 1998. Increases were made in commercial banking fees and service charges on deposit accounts. Commercial banking fees increased to $898,000 for the six months ended June 30, 1999 from $656,000, an increase of 36.9%, from the corresponding period of the previous year. Service charges on deposit accounts decreased to $370,000, a decrease of 18.3%, from the corresponding period of the prior year. Loan servicing income decreased to $213,000 for the six months of 1999, compared with $292,000 for the corresponding period of the prior year, a decrease of $79,000, or 27.1%.

     Noninterest Expense. Noninterest expense of $9.3 million for the three months ended June 30, 1999 represented a growth of $1.2 million, or 15.4%, compared with $8.0 million at June 30, 1998. Personnel expenses increased to $4.6 million for the three months ended June 30, 1999, from $3.9 million for the corresponding period of 1998, an increase of $638,000, or 16.2%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business.

     Noninterest expense of $18.7 million for the six months ended June 30, 1999 was 7.9% greater than the $17.3 million of noninterest expense for the same period of the preceding year. Personnel expenses increased to $9.3 million for the six months ended June 30, 1999 from $8.2 million for the corresponding period of the preceding year, due to additional staffing of the commercial banking division.

     In the first quarter of 1998, the Bank successfully completed a core computer conversion to a system which was implemented to support the Company's commercial banking activities. Total nonrecurring conversion expenses for the six months ended June 30, 1998 were $333,000. Data processing expenses decreased to $959,000 in the first six months of 1999 from $1.2 million in the corresponding period of 1998, a decrease of $221,000, or 18.7%, reflecting system conversion costs incurred in the six months ended June 30, 1998.

     Provision for Income Taxes. The provision for income taxes of $3.3 million and $2.0 million on the income before taxes of $8.1 million and $4.8 million for the three months ended June 30, 1999 and 1998, respectively, represents effective tax rates of 40.8% and 41.2%, respectively.

     The provision for income taxes of $5.9 million and $3.1 million on the income before taxes of $14.6 million and $7.5 million for the six months ended June 30, 1999 and 1998, respectively, represents effective tax rates of 40.3% and 41.1%, respectively.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the six months ended June 30, 1999. Total assets increased by $67.9 million, or 3.2%, to $2.22 billion at June 30, 1999. The growth resulted primarily from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio.

     During the six months ended June 30, 1999, loans increased by $96.9 million, or 6.5%, to $1.59 billion. Loan runoff was high during the six months ended June 30, 1999 in the residential one-to-four family loan portfolio. The annualized runoff rate of 31.1% reflected the low market interest rates and increased property values. The runoff on the commercial real estate loan portfolio was significantly lower during this period, with an annualized prepayment rate of 13.3%.

     The quality of loans continued to be strong. Total past due loans were 0.58% of total loans at June 30, 1999, and 0.78% at December 31, 1998. Non-performing assets of $4.5 million, or 0.20% of total assets at June 30, 1999, reflected a reduction from the $6.9 million level at December 31, 1998.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                                 At June 30,                          At December 31,
                                                   1999                                     1998
                                                   ----                                     ----
                                                  Amount                  %                Amount                %
                                                  ------                  -                ------                -
                                           (Dollars in thousands)
Consumer
     Residential mortgage
         (one-to-four family)                    $   715,087            44.99%          $   790,789            53.01%
     Home equity                                      12,279             0.77                14,450             0.97
     Other                                             1,690             0.11                 2,261             0.15
                                                 -----------           ------           -----------           ------

                                                     729,056            45.87               807,500            54.13
                                                 -----------           ------           -----------           ------

Commercial
     Secured by real estate-multifamily              376,242            23.67               346,967            23.25
     Secured by real estate-nonresidential           348,930            21.95               229,693            15.40
     Construction                                     76,252             4.80                61,486             4.12
     Commercial business                              59,062             3.71                46,240             3.10
                                                 -----------           ------           -----------           ------

                                                     860,486            54.13               684,386            45.87
                                                 -----------           ------           -----------           ------

Total gross loans                                  1,589,542           100.00%            1,491,886           100.00%
                                                                       ======                                =======
Net deferred loan origination fee (costs)               (490)                                   262
Allowance for loan losses                            (16,387)                               (14,922)
                                                 -----------                            -----------

Net loans                                        $ 1,572,665                            $ 1,477,226
                                                 ===========                            ===========

     In 1996, management made a strategic decision to reduce its concentration of assets with interest rates based on the Eleventh District Cost of Funds Index
(COFI). COFI generally lags market interest rate changes and assets tied to COFI can suppress net interest margins during periods of rapidly escalating interest rates. In addition, the Bank began to reduce its COFI-based loan portfolio through amortization and sales and replace it with current-index products including adjustable-rate mortgage loans and loans with an initial rate of interest for a fixed term (generally 3 to 5 years), the interest rates of which adjust annually thereafter ("intermediate fixed-rate loans"). As a result of this initiative, the Bank's COFI-based loans declined to $391.4 million at June 30, 1999 from $455.2 million at December 31, 1998.

     Fixed-rate loans at June 30, 1999 were $579.0 million compared with $491.8 million at December 31, 1998, an increase of $87.2 million, or 17.7%, which resulted primarily from the origination of real estate loans for which the rate was fixed for periods ranging from five to fifteen years. At June 30, 1999, total gross loans included $291.8 million of intermediate fixed-rate loans compared with $301.0 million at December 31, 1998, a decrease of $9.2 million, or 3.1%, as a result of runoff of this portfolio.

     The following table shows the Bank's loan originations during the periods indicated.

                                                                   For the Six Months Ended June 30,
                                                                       1999                1998
                                                                       ----                ----
                                                                         (Dollars in Thousands)
Consumer
  Residential mortgage (one-to-four family)
     For resale:
       FHLMC and FNMA                                                $       -           $   9,327
     For portfolio:
       Fully documented loans                                            3,242               8,456
       Limited documentation loans                                      44,045             117,714
  Home equity                                                            3,624               2,819
  Other                                                                  1,497               1,714
                                                                     ---------           ---------
           Total consumer loans                                         52,408             140,030
                                                                     ---------           ---------
Commercial
  Secured by real estate-multifamily                                    64,954              15,580
  Secured by real estate-nonresidential                                136,608              35,266
  Construction                                                          76,575              41,693
  Commercial business                                                   31,922              23,319
  Small Business Administration                                          7,601               2,515
                                                                     ---------           ---------
           Total commercial loans                                      317,660             118,373
                                                                     ---------           ---------
           Total loan originations                                   $ 370,068           $ 258,403
                                                                     =========           =========

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Other real estate owned (OREO) consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                     At June 30,         At December 31,
                                                                         1999                  1998
                                                                         ----                  ----
                                                                          (Dollars in Thousands)
Nonaccrual loans:
Consumer
     Residential mortgage (one-to-four family)                       $     2,199           $      3,341
     Home equity                                                              27                     -
                                                                     -----------           -----------
Total Consumer                                                             2,226                 3,341
                                                                     -----------           -----------
Commercial
     Secured by real estate-nonresidential                                   740                 2,663
     Construction loans                                                      104                   104
     Commercial business                                                     601                     -
                                                                     -----------           -----------
Total Commercial                                                           1,445                 2,767
                                                                     -----------           -----------
Total nonaccrual loans                                                     3,671                 6,108
Other real estate owned (OREO)                                               828                   772
                                                                     -----------           -----------
Total nonperforming assets                                           $     4,499           $     6,880
                                                                     ===========           ===========
Nonperforming assets to total assets                                        0.20%                 0.32%
Nonaccrual loans to total loans                                             0.23%                 0.41%
Nonperforming assets to total loans and OREO                                0.28%                 0.46%
Total gross loans                                                    $ 1,589,542           $ 1,491,886
                                                                     ===========           ===========
Gross income not recognized on nonaccrual loans                      $        71           $       135
Accruing loans contractually past due 90 days or more                          -                     -
Troubled debt restructured not included above                              1,252                 1,251

     The Bank records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     During the six months ended June 30, 1999, the Bank reduced total nonperforming assets to $4.5 million from $6.9 million at December 31, 1998, a decrease of $2.4 million or 34.6%. The reduction was the result of the sale of nonperforming loans and the reclassification of other loans which became current and were reclassified to performing status. Foreclosures are a normal part of the credit process. At June 30, 1999, OREO consisted of three properties acquired through foreclosure with a carrying value of $828,000, compared to $772,000 at December 31, 1998.

     The policy of the Bank is to review each loan in the portfolio to identify problem credits. There are four classifications for problem loans: "special mention," "substandard," "doubtful" and "loss." Substandard loans have one or more well-defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions and values, and there is a high possibility of loss. A loan classified as "loss" is considered uncollectible and its continuance as an asset is not warranted.

     The following table sets forth criticized loans at the dates indicated.

                                                                     At June 30,           At December 31,
                                                                     -----------           ---------------
                                                                         1999                   1998
                                                                         ----                   ----
                                                                             (Dollars in Thousands)
Special mention loans                                                 $  1,715                $  8,084
Substandard and doubtful loans                                           7,962                   9,638
                                                                      --------                --------
Total criticized loans                                                $  9,677                $ 17,722
                                                                      ========                ========
Total allowance for loan losses                                       $ 16,387                $ 14,922
                                                                      ========                ========
Special mention loans to total loans                                      0.11%                   0.54%
Substandard and doubtful loans to total loans                             0.50                    0.65
Criticized loans to total loans                                           0.61                    1.19
Allowance for loan losses to substandard and doubtful loans             205.82                  154.82
Allowance for loan losses to criticized loans                           169.34                   84.20

     With the exception of the criticized loans described above, management is not aware of any other loans as of June 30, 1999 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their present loan repayment terms or that would result in such loans being included in the nonperforming asset table above at some future date.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual status or become impaired or restructured loans or OREO in the future.

     At both June 30, 1999 and June 30, 1998, the Company's level of delinquent loans was very low in relation to previous years. Management attributes this to good economic conditions and continued efforts to maintain delinquent loans at this level. During the six months ended June 30, 1999, residential mortgages (one-to-four family) delinquent two or more payments decreased to $1.7 million, or 0.23%, of gross residential mortgages (one-to-four family) from $2.1 million or 0.26% of gross residential mortgages (one-to-four family) at December 31, 1998.

Management attributes the reduction in delinquent loans to good economic conditions in the Bank's market and continued focus by management on the reduction of delinquent loans. Mortgage loans secured by nonresidential real estate delinquent 60 days or more were $740,000 at June 30, 1999, a decrease of $1.9 million, or 72.2%, from the $2.7 million delinquent at December 31, 1998.

     Allowance for Loan Losses. The Bank has established a formalized process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans on a pool basis. For loans that are analyzed individually, third party information, such as appraisals, may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (one to four family), management's analysis consists of reviewing delinquency trends, charge-off experience, economic conditions, current composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subject to an internal asset review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

     The allowance for loan losses is increased by provisions for loan losses and reduced by charge-offs, net of recoveries. Loans are charged off to the extent they are classified as loss either internally or by the Bank's regulators. For any loan that is past due for more than 90 days, management will generally charge off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

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

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:

                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                                                           (Dollars in thousands)
                                                          1999                 1998
                                                          ----                 ----
Balance at beginning of period                          $ 14,922             $ 12,142
Provision for loan losses                                  2,003                1,401
Loans charged off                                           (549)                (346)
Recoveries of loans previously charged off                    11                   10
                                                        --------             --------

Balance at end of period                                $ 16,387             $ 13,207
                                                        ========             ========


Allowance for loan losses to loans                          1.03%                1.04%

Net charge-offs to average loans (1)                        0.07%                0.05%

(1) annualized

     Securities. Securities (including available-for-sale and held-to-maturity) decreased during the first six months of 1999 by $41.3 million, or 7.0%, to $546.3 million at June 30, 1999. The decrease in the securities balances resulted primarily from the amortization and prepayment of residential loans underlying the mortgage-backed securities portfolio. This asset runoff was replaced with new loan originations.

     The following table sets forth the Bank's securities portfolio on the dates indicated.

                                                        At June 30, 1999               At December 31, 1998
                                                        ----------------               --------------------
                                                     Amortized      Market         Amortized            Market
                                                        Cost        Value            Cost               Value
                                                        ----        -----            ----               -----
                                                                       (Dollars in Thousands)
Investment securities available for sale
         Municipals                                  $       -    $       -        $  43,617          $  44,464
         Trust Preferred Securities                    103,858       98,228           99,436             97,711
         Other                                               -            -            1,500              1,500
                                                     ---------    ---------        ---------          ---------
                                        Total        $ 103,858    $  98,228        $ 144,553          $ 143,675
                                                     =========    =========        =========          =========

Mortgage-backed securities available for sale
         FNMA                                        $  76,147    $  72,419        $  80,660          $  78,370
         GNMA                                          107,230      104,664          114,403            115,555
         Other                                          79,958       78,850           91,071             91,747
                                                     ---------    ---------        ---------          ---------
                                        Total        $ 263,335    $ 255,933        $ 286,134          $ 285,672
                                                     =========    =========        =========          =========

Investment securities held to maturity
         Municipals                                  $  43,625    $  42,046        $       -          $       -
                                                     =========    =========        =========          =========

Mortgage-backed securities held to maturity
         FHLMC                                       $  42,871    $  40,658        $  44,218          $  42,714
         FNMA                                           98,226       92,985          103,961            100,645
         Other                                           7,407        7,098           10,031              9,713
                                                     ---------    ---------        ---------          ---------
                                        Total        $ 148,504    $ 140,741        $ 158,210          $ 153,072
                                                     =========    =========        =========          =========

     As of June 30, 1999, the aggregate amortized cost of the securities was $559.3 million and the fair value was $536.9 million. Of the total $22.4 million unrealized loss on these securities, $9.3 million of unrealized losses relate to securities which are held to maturity, and $13.0 million of unrealized losses relate to securities which are held as available for sale. Such unrealized losses, net of the related tax benefit of $5.6 million, are reflected as a decrease of stockholders' equity. The $9.3 million unrealized loss relating to the $192.1 million of securities held to maturity has not been recognized in the financial statements.

     Deposits. Deposit balances were $1.6 billion at June 30, 1999, which represented a decrease of $38.3 million, or 2.3% from December 31, 1998. The core deposit balances increased by $40.9 million, or 10.3%, during this period, and time deposits decreased by $79.2 million. Core deposits include NOW, demand deposit, money market and savings accounts. The Company reduced its overall cost of deposits from 4.17% at December 31, 1998 to 3.72% at June 30, 1999. Deposits are the Bank's primary source of funding. At June 30, 1999, the Bank had a deposit mix of 72.6% in time deposits, 15.1% in savings accounts and 12.3% in NOW, demand deposit, and money market accounts. This compares with a deposit mix of 75.7%, 14.2% and 10.1% at December 31, 1998, respectively.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits have been obtained from or are dependent on any one person or industry. At June 30, 1999, less than 2.0% of the Bank's deposits were held by customers with addresses located outside the United States. In addition, as of such date, the 100 depositors with the largest aggregate average deposit balances comprised less than 10.0% of the Bank's total deposits. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of June 30, 1999, is $339.3 million, or 21.3% of total deposits, of deposits of $100,000 or greater. At June 30, 1999, the Bank had no brokered deposits. Substantially all of the time deposits as of June 30, 1999 mature in one year or less.

     The following table sets forth the balances and rates paid for the major categories of deposits at the dates indicated:

                                                            At June 30,                        At December 31,
                                                            -----------                        ---------------
                                                                1999                                 1998
                                                                ----                                 ----
                                                        Amount    Interest Rate            Amount      Interest Rate
                                                        ------    -------------            ------      -------------
                                                                         (Dollars in Thousands)
NOW, demand deposits and
  money market accounts                              $   195,889      1.36%              $   163,954      1.28%
Savings accounts                                         241,605      1.99%                  232,635      2.20%
Time deposits                                          1,158,113      4.48%                1,237,306      4.93%
                                                     -----------                         -----------
Total                                                $ 1,595,607      3.72%              $ 1,633,895      4.17%
                                                     ===========                         ===========

     The average cost of deposits during the six months ended June 30, 1999 was 3.88% as compared to 4.29% for the same period in the previous year.

     Other Borrowings. At June 30, 1999, the Bank had $474.0 million of borrowings outstanding compared with $368.0 million outstanding at December 31, 1998, an increase of $106.0 million, or 28.8%. Although the Bank eliminated its outside borrowings in 1996, the Bank has utilized borrowings as a funding source in conjunction with its strategy of leveraging the proceeds from the capital raised in April 1998, consistent with its asset and liability objectives and the maintenance of its status as a 'Well capitalized' institution for regulatory capital purposes. As of June 30, 1999, the Bank had borrowed $429.0 million from the Federal Home Loan Bank (FHLB) of San Francisco in conjunction with the leverage strategy, of which $233 million were long-term and $196.0 million were overnight borrowings. Included in the long-term advances of $233.0 million were $17.0 million which were fixed-rate for ten years and $216.0 million which were for ten years but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

     The following table sets forth certain information regarding borrowings of the Bank at or for the dates indicated.

                                                                                      At or For the Six Months Ended
                                                                                      ------------------------------
                                                                                  June 30, 1999             June 30, 1998
                                                                                  -------------             -------------
                                                                                       (Dollars in Thousands)
FHLB of San Francisco advances
     Average balance outstanding                                                    $ 355,662                 $  46,927
         Maximum amount outstanding at any month end                                  429,000                   298,000
         Balance outstanding at end of period                                         429,000                   298,000
         Weighted average interest rate during the period                               5.26%                     5.68%
         Weighted average interest rate at end of period                                5.33%                     5.64%
         Weighted average remaining term to maturity at end of period
                  (in years)                                                                5                         7
FRB direct investment borrowings
         Average balance outstanding                                                $  32,725                         -
         Maximum amount outstanding at any month end                                   83,739                         -
         Balance outstanding at end of period                                          45,039                         -
         Weighted average interest rate during the period                               4.53%                         -
         Weighted average interest rate at end of period                                4.95%                         -
         Weighted average remaining term to maturity at end of period
                  (in years)                                                                -                         -

Securities sold under agreements to repurchase
         Average balance outstanding                                                $     218                 $      95
         Maximum amount outstanding at any month end                                    1,500                         -
         Balance outstanding at end of period                                               -                         -
         Weighted average interest rate during the period                               5.40%                     5.79%
         Weighted average interest rate at end of period                                    -                         -
         Weighted average remaining term to maturity at end of period                       -                         -

     The Bank maintains a secured credit facility with the FHLB of San Francisco against which advances may be made. The terms of this credit facility require the Bank to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances.

     Regulatory Capital. The total risk-based capital ratio of the Bank at June 30, 1999 was 10.95%, as compared with 11.61% at December 31, 1998. The ratio of Tier 1 capital to total assets of the Bank at June 30, 1999 was 6.42% compared with 6.25% at December 31, 1998. The Bank's capital ratios exceed the regulatory requirements, and the Bank continues to be categorized as "Well Capitalized." The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

Year 2000 Compliance

     Introduction. The Year 2000 issue is the result of certain computer programs being written using two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or other disruption of operations and impede normal business activities. The Federal Financial Institutions Examination Council (FFIEC), through the bank regulatory agencies, has issued compliance guidelines that require financial institutions to develop and implement plans for addressing the Year 2000 problem.

     Our State of Readiness. In accordance with the FFIEC guidelines, we have developed a comprehensive plan which we believe has resulted in timely and adequate modifications of our systems and technology to address our Year 2000 issues. Also included in this Year 2000 plan is a detailed review of the readiness of our service providers, vendors, major provider of funds, certain borrowers and companies with which we have material investments. As of

June 30, 1999, we have met all current target objectives of the Year 2000 plan, and we believe that we will continue to meet all future goals according to the plan. We have completed the Awareness, Assessment, Renovation, Validation, and Implementation phases of our mission-critical systems. The period from July 1, 1999 through December 31, 1999 will be used for fine-tuning our Business Resumption/Interruption Contingency Plans for the Year 2000.

     As the result of the aforementioned efforts, we believe we have resolved our Year 2000 issues with respect to our mission-critical computer systems and applications. In addition, the process of testing and implementing Year 2000 modifications to non-mission-critical systems and applications is substantially complete.

     Due to our substantial progress, we do not expect that any additional significant changes will be necessary or that the Year 2000 issue will pose significant problems with our operations. However, unanticipated problems could arise that could have a material impact on our financial condition and results of operations. It should be noted, however, that we have developed contingency plans designed to mitigate such impact.

     Our Vendors. As part of our conversion to a commercial bank, we installed a new core computer system to better serve our computing needs as a commercial bank. This system is run in a service bureau environment by one of the leading national vendors of data processing services for banks. This vendor has completed its Year 2000 readiness plan in cooperation with us. Our testing of this system, performed in conjunction with the vendor, indicates that the system is Year 2000 compliant.

     In addition to our core computer system, we also depend on computerized financial accounting and mortgage loan origination systems. New Year-2000-compliant systems were installed in October 1998 and December 1998. Additionally, our mortgage loan servicing system vendor has certified that their new system is Year 2000 compliant and our review of vendor test results is complete and indicates that the system is Year 2000 compliant.

     In addition to our extensive contacts with our major service providers, we have communicated with other vendors about their compliance with Year 2000. For those vendors that have responded that they are Year 2000 compliant and that we have determined to not have a material impact on our operations, no further work has been performed. For those vendors that have responded that they are working towards Year 2000 compliance and that we have determined to be significant, including mission-critical vendors, we follow up regularly and will continue to do so through 1999. These vendors have advised us that they expect to be Year 2000 compliant prior to December 31, 1999. If, at any point, these vendors do not demonstrate satisfactory progress in our judgment, we will implement other alternatives in accordance with our contingency plan.

     Our Borrowers. We have reviewed our loan portfolio to identify those borrowers who engaged in business activities that, in our judgment, were highly dependent on Year 2000 compliance. We obtained documents from these borrowers which assisted us in determining any Year 2000 risk as well as the borrowers' current state of Year 2000 readiness. We require updated documents on a periodic basis so that we may continually reassess the borrowers' status with respect to Year 2000 compliance.

     Our Costs. We converted to our new core banking system because of the change in our business focus to commercial banking. Our new commercial banking products were not supported by the previous software packages. Additionally, the vendor that ran the old core system had indicated to us that it would not support that platform beyond 1998, and service quality had deteriorated during 1997. We installed the new financial accounting system in light of the fact that the vendor of the old system had informed us it would stop supporting the software at the end of 1998. We purchased our new mortgage loan origination system to replace the existing system with a lower cost software package.

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

     Our Risks. We believe there are no mission-critical systems which presents a material risk of not being Year 2000 compliant in a timely fashion, or for which we cannot provide a suitable alternative. It is possible, however, that unforeseen disruptions may occur as a result of the date change. Such disruptions may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from and post interest to customer accounts, to credit loan payments, interest paid or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if our commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to us may be impacted.

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

     Our Business Resumption/Interruption Contingency Plans. Business Resumption/Interruption plans are plans of action that ensure our ability to continue functioning in the event of unanticipated system failures at critical dates prior to, on or after the Year 2000. We will invoke these plans if unanticipated Year 2000 problems occur. We have established special teams for mobilization in case of emergencies that threaten the viability of the Bank, and require that certain resources be available immediately for use. We have completed preparation of these plans and now will continue to fine-tune them, train staff to carry them out, and test them.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

     The Company's wholly-owned subsidiary, United Commercial Bank, has been a party to ordinary routine litigation incidental to various aspects of its operations.

     Management is not currently aware of any litigation that will have a material adverse impact on the Company's consolidated financial condition, or the results of operations.

Item 2. Change in Securities and Use of Proceeds
        ----------------------------------------

Not applicable.

Item 3. Defaults upon Senior Securities
        -------------------------------

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     On April 29, 1999, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company for three-year terms; for the approval of an amendment to the Company's 1998 Stock Option Plan by increasing the number of shares reserved for awards to 933,333; and for the ratification of PricewaterhouseCoopers LLP as the Company's independent accountants.

                                                        Number of             Number
                                                          Votes              of Votes            Broker
                                                           For               Withheld           Non-Votes
                                                        ---------            --------           ---------
1.    Election of Directors of the
      Company for three-year terms:
      Robert Fell                                       7,807,903             59,450                0
      Ronald McMeekin                                   7,807,903             59,450                0

      Messrs. Robert Fell and Ronald McMeekin were elected to terms which expire in 2002.

                                                        Number of             Number            Number of
                                                          Votes              of Votes             Votes               Broker
                                                           For               Withheld          Abstaining           Non-Votes
                                                        ---------            --------          ----------           ---------
2.    Approval of the amendment to the 1998
      Stock Option Plan of the Company by
      increasing the number of shares
      reserved for awards to 933,333                    6,640,202            768,901             458,250                0

                                                        Number of             Number            Number of
                                                          Votes              of Votes             Votes              Broker
                                                           For               Withheld          Abstaining           Non-Votes
                                                        ---------            --------          ----------           ---------
3.    Ratification of PricewaterhouseCoopers LLP
      as the Company's independent accountants          7,797,434             65,967               550                  0

Item 5. Other Information
        -----------------

None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  List of Exhibits (Filed herewith unless otherwise noted)

3.1    Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*
3.2    Bylaws of UCBH Holdings, Inc.*
4.0    Form of Stock Certificate of UCBH Holdings, Inc.*
10.1   Employment Agreement between United Commercial Bank and Thomas S. Wu*
10.2   Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*
10.3 Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
10.4 Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
10.5   Amended UCBH Holdings, Inc. 1998 Stock Option Plan
27.0   Financial Data Schedule

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

                                           UCBH HOLDINGS, INC.


Date:  August 6, 1999                      /s/ Thomas S. Wu
                                           -------------------------------------
                                           Thomas S. Wu
                                           President and Chief Executive Officer
                                           (principal executive officer)


Date:  August 6, 1999                      /s/ Jonathan H. Downing
                                           -------------------------------------
                                           Jonathan H. Downing
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)