Form 10-Q
period 1999-09-30
UCBH HOLDINGS INC
filed 1999-11-02
CIK 1061580

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1999
                                ................................................

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                          to
                                .....................        ...................

Commission file number                                0-24947
                                ................................................

                               UCBH Holdings, Inc.
 ................................................................................
             (Exact name of registrant as specified in its charter)


                   Delaware                                    94-3072450
 ..............................................         .........................
(State or other jurisdiction of incorporation               (I.R.S. Employer
               or organization)                            Identification No.)


              711 Van Ness Avenue, San Francisco, California 94102
 ................................................................................
               (Address of principal executive offices)    (Zip Code)

                                 (415) 928-0700
 ................................................................................
              (Registrant's telephone number, including area code)

 ................................................................................
              (Former name, former address and former fiscal year,
                         if changed since last report)

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


          As of November 1, 1999, the Registrant had 9,333,333 shares of common stock outstanding.
 ................................................................................

                               UCBH HOLDINGS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
     Item 1.  Consolidated Financial Statements..............................1-3
              Notes to Consolidated Financial Statements.....................4-6
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................6-20
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......20

PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings...............................................21
     Item 2.  Changes in Securities and Use of Proceeds.......................21
     Item 3.  Defaults upon Senior Securities.................................21
     Item 4.  Submission of Matters to a Vote of Security Holders.............21
     Item 5.  Other Information...............................................21
     Item 6.  Exhibits and Reports on Form 8-K................................21

SIGNATURES....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               UCBH Holdings, Inc.
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                                At September 30,       At December 31,
                                                                                      1999                   1998
                                                                                   (unaudited)
Assets

Cash and due from banks                                                        $           19,481    $            15,109
Investment and mortgage-backed securities available for sale, at fair value               339,888                429,347
Investment and mortgage-backed securities, at cost (fair value $176,787 at
  September 30,1999 and $153,072 at December 31, 1998)                                    188,148                158,210
Federal Home Loan Bank stock and equity securities                                         25,392                 20,415
Loans                                                                                   1,642,222              1,492,148
Allowance for loan losses                                                                 (17,803)               (14,922)
                                                                                -----------------     ------------------
Net loans                                                                               1,624,419              1,477,226
                                                                                -----------------     ------------------
Accrued interest receivable                                                                14,081                 13,542
Premises and equipment, net                                                                21,696                 23,462
Other assets                                                                               17,543                 10,021
                                                                                -----------------     ------------------
  Total assets                                                                 $        2,250,648    $         2,147,332
                                                                                =================     ==================


Liabilities

Deposits                                                                       $        1,638,113    $         1,633,895
Borrowings                                                                                459,405                368,000
Accrued interest payable                                                                    3,991                  2,440
Other liabilities                                                                          11,672                  9,359
Guaranteed preferred beneficial interests in junior subordinated debentures                30,000                 30,000
                                                                                -----------------     ------------------
  Total liabilities                                                                     2,143,181              2,043,694
                                                                                -----------------     ------------------


Stockholders' Equity

Common stock, $.01 par value, authorized 25,000,000 shares, 9,333,333 shares
  issued and outstanding at September 30, 1999 and December 31, 1998                           93                     93
Additional paid-in capital                                                                 59,485                 59,443
Accumulated other comprehensive income                                                    (10,807)                  (778)
Retained earnings-substantially restricted                                                 58,696                 44,880
                                                                                -----------------     ------------------
  Total stockholders' equity                                                              107,467                103,638
                                                                                -----------------     ------------------
  Total liabilities and stockholders' equity                                   $        2,250,648    $         2,147,332
                                                                                =================     ==================

   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Operations
          (Unaudited: Dollars in thousands, except for per share data)

                                                      Three Months Ended Three Months Ended Nine Months Ended     Nine Months Ended
                                                         September 30,      September 30,   September 30, 1999    September 30, 1998
                                                              1999               1998
Interest income:
  Loans                                                $        31,774   $        25,903    $           90,559    $           73,857
  Funds sold and securities purchased under
   agreements to resell                                              8                12                    20                   483
  Investment and mortgage-backed securities                      8,630              9350                26,487                19,116
                                                        --------------    --------------     -----------------     -----------------
   Total interest income                                        40,412            35,265               117,066                93,456
                                                        --------------    --------------     -----------------     -----------------
Interest expense:
  Deposits                                                      14,879            16,621                46,380                47,875
  Short-term borrowings                                          3,145             1,392                 7,399                 1,458
  Guaranteed preferred beneficial interests in
   junior subordinated debentures                                  703               703                 2,109                 1,273
  Long-term borrowings                                           3,229             3,104                 9,582                 4,374
  Long-term debt to affiliates                                      --                --                    --                   599
                                                        --------------    --------------     -----------------     -----------------
   Total interest expense                                       21,956            21,820                65,470                55,579
                                                        --------------    --------------     -----------------     -----------------

   Net interest income                                          18,456            13,445                51,596                37,877
Provision for loan losses                                        1,475               782                 3,478                 2,183
                                                        --------------    --------------     -----------------     -----------------
   Net interest income after provision for loan losses          16,981            12,663                48,118                35,694
                                                        --------------    --------------     -----------------     -----------------
Noninterest income:
  Commercial banking fees                                          577               415                 1,475                 1,070
  Service charges on deposit accounts                              257               181                   627                   635
  Gain on sale of loans, securities and servicing rights            54               119                   734                   426
  Loan servicing fees                                               97                62                   310                   354
  Miscellaneous                                                     12               (23)                    2                     1
                                                        --------------    --------------     -----------------     -----------------
   Total noninterest income                                        997               754                 3,148                 2,486
                                                        --------------    --------------     -----------------     -----------------
Noninterest expense:
  Personnel                                                      4,601             3,528                13,856                11,775
  Occupancy                                                      1,248             1,290                 3,716                 3,737
  Data processing                                                  549               421                 1,508                 1,601
  Furniture and equipment                                          523               574                 1,625                 1,744
  Professional fees and contracted services                        537               525                 1,669                   677
  Deposit insurance                                                233               220                   705                   307
  Communication                                                    115               106                   332                 1,427
  Foreclosed assets                                                  4                69                    80                    66
  Miscellaneous                                                  1,574             1,217                 4,552                 3,910
                                                        --------------    --------------     -----------------     -----------------
   Total noninterest expense                                     9,384             7,950                28,043                25,244
                                                        --------------    --------------     -----------------     -----------------
Income before taxes                                              8,594             5,467                23,223                12,936
Income tax expense                                               3,506             2,339                 9,407                 5,409
                                                        --------------    --------------     -----------------     -----------------
   Net income                                          $         5,088   $         3,128    $           13,816    $            7,527
                                                        ==============    ==============     =================     =================

Average common and common equivalent shares                  9,333,333         9,333,333             9,333,333             8,024,691
   outstanding, basic
Average common and common equivalent shares
   outstanding, diluted                                      9,548,333         9,333,333             9,463,926             8,799,669

Basic earnings per share                               $          0.55   $          0.34    $             1.48    $             0.94
Diluted earnings per share                                        0.53              0.34                  1.46                  0.89


   The accompanying notes are an integral part of these financial statements.

                               UCBH Holdings, Inc.
                      Consolidated Statements of Cash Flows
                        (Unaudited: Dollars in thousands)

                                                                                For the Nine Months Ended September 30,
                                                                                     1999                    1998
Operating activities
  Net income                                                                 $             13,816     $           7,527
  Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
     Provision for loan losses                                                              3,478                 2,183
     Increase in accrued interest receivable                                                 (539)               (4,034)
     Depreciation and amortization of premises and equipment                                1,979                 2,010
     Decrease (increase) in other assets                                                      528                (2,974)
     Increase in accrued interest payable                                                   1,551                 3,297
     Gain on sale of loans, securities and other assets                                      (734)                 (588)
     Other, net                                                                             4,433                 2,926
                                                                              -------------------       ---------------
       Net cash provided by operating activities                             $             24,512     $          10,347
                                                                              -------------------       ---------------

Investing activities
  Investments and mortgage-backed securities held to maturity:
     Principal payments,  maturities and securities called                                 13,832                19,182
     Purchases                                                                             (4,773)               (4,289)
  Investments and mortgage-backed securities, available for sale:
     Principal payments and maturities                                                     33,451                 8,936
     Purchases                                                                             (6,012)             (346,096)
     Loans purchased                                                                         (123)              (43,851)
     Loans originated net of principal collections                                       (160,778)             (150,641)
     Proceeds from sale of loans                                                            9,544                15,294
     Purchases of premises and equipment                                                   (1,070)               (1,971)
     Proceeds from sale of other assets                                                       166                 1,125
                                                                              -------------------       ---------------
       Net cash (used in) investing activities                               $           (115,763)     $       (502,311)
                                                                              -------------------       ---------------

Financing activities
  Net increase in demand deposits, NOW, money market and savings accounts                  71,035                27,560
  Net (decrease) increase in time deposits                                                (66,817)               66,105
  Net increase in borrowings                                                               91,405               329,312
  Net decrease in long-term debt to affiliates                                                  -               (20,060)
  Proceeds from issuance of common stock                                                        -                29,560
  Proceeds from issuance of guaranteed preferred beneficial interest in
       subordinated debentures                                                                  -                30,000
                                                                              -------------------       ---------------
       Net cash provided by financing activities                             $             95,623     $         462,477
                                                                              -------------------       ---------------
Increase (decrease) in cash and cash equivalents                                            4,372               (29,487)
Cash and cash equivalents at beginning of year                                             15,109                34,853
                                                                              -------------------       ---------------
Cash and cash equivalents at end of year                                     $             19,481     $           5,366
                                                                              ===================       ===============
Supplemental disclosure of cash flow information
     Cash paid during the period for interest                                $             63,919     $          52,282
     Cash paid during the period for income taxes                                           6,928                 2,593
Supplemental schedule of noncash investing and financing activities
     Real estate acquired through foreclosure                                                 115                 1,834
     Securities transferred to held to maturity                                            43,624                     -
Conversion of affiliated party debt to common stock                                             -                20,600


   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of September 30, 1999, the Consolidated Statements of Operations for the three and the nine months ended September 30, 1999 and 1998, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 have been prepared by UCBH Holdings, Inc. (the Company) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1998. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

2.   Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 137 will become effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has assessed the impact of SFAS No. 133 and determined that adoption will not have a material impact on the financial statements of the Company based on the hedges currently in place.

3.   Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share
(Dollars in thousands, except for per share data):

                                         Three Months Ended September 30, 1999              Three Months Ended September 30, 1998
                                         -------------------------------------              -------------------------------------
                                        Income            Shares        Per Share       Income             Shares          Per Share
                                      (Numerator)     (Denominator)       Amount      (Numerator)        (Denominator)       Amount
                                      -----------     -------------       ------      -----------        -------------       ------
Basic:
  Net Income                          $      5,088          9,333,333  $     0.55     $       3,128           9,333,333   $     0.34
  Dilutive potential common shares               -            215,000                             -                   -
                                     -------------   ----------------                --------------     ---------------
Diluted:
  Net income and assumed conversion   $      5,088          9,548,333  $     0.53     $       3,128           9,333,333   $     0.34
                                     =============   ================                ==============     ===============
                                         Nine Months Ended September 30, 1999             Nine Months Ended September 30, 1998
                                         ------------------------------------             ------------------------------------
                                        Income            Shares        Per Share       Income             Shares        Per Share
                                     (Numerator)      (Denominator)       Amount      (Numerator)        (Denominator)     Amount
                                     -----------      -------------       ------      -----------        -------------     ------
Basic:
  Net income                          $     13,816          9,333,333  $     1.48     $       7,527           8,024,691   $     0.94
  Dilutive potential common shares               -            130,593                           347             774,978
                                     -------------   ----------------                --------------     ---------------
Diluted:                              $     13,816          9,463,926  $     1.46     $       7,874           8,799,669   $     0.89
  Net income and assumed conversion  =============   ================                ==============     ===============

4.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 1999, total comprehensive income was $1.7 million, a decrease of $2.6 million, or 61%, compared to the three months ended September 30, 1998. Net income for the three months ended September 30, 1999 was $5.1 million and unrealized losses on available-for-sale securities increased by $3.4 million. For the nine months ended September 30, 1999, total comprehensive income was $3.8 million compared to $10.0 million for the nine months ended September 30, 1998. Net income was $13.8 million and unrealized losses on available-for-sale securities increased by $10.0 million for the nine months ended September 30, 1999. For the corresponding period of 1998, net income was $7.5 million and unrealized gains and losses on available-for-sale securities increased by $2.5 million.

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

     The table below presents information about the Company's operating segments for the three and the nine months ended September 30, 1999 and 1998.

                                                                                              Reconciling
                                                   Consumer                Commercial            Items                  Total
                                                   --------                ----------            -----                  -----

For the Three Months Ended,                                              (Dollars in Thousands)


September 30, 1999
     Net interest income               $             12,441     $               6,016                 -       $         18,457
     Segment profit                                   3,768                     1,320                                    5,088
     Segment assets                               1,320,490                   930,158                 -              2,250,648

September 30, 1998
     Net interest income               $             10,341     $               3,104                 -       $         13,445
     Segment profit                                   2,586                       542                 -                  3,128
     Segment assets                               1,437,478                   602,604                 -              2,040,082

                                                                                              Reconciling
                                                   Consumer                Commercial            Items                  Total
                                                   --------                ----------            -----                  -----

For the Nine Months Ended,                                               (Dollars in Thousands)

September 30, 1999
     Net interest income               $             35,184     $              16,412                 -       $         51,596
     Segment profit                                  10,569                     3,063               184(1)              13,816
     Segment assets                               1,320,490                   930,158                 -              2,250,648

September 30, 1998
     Net interest income               $             29,700     $               8,177                 -       $         37,877
     Segment profit                                   7,121                       406                 -                  7,527
     Segment assets                               1,437,478                   602,604                 -              2,040,082


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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months and the nine months ended September 30, 1999 and 1998 and financial condition at September 30, 1999 and at December 31, 1998. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

     Net Income. The consolidated net income of the Company during the three months ended September 30, 1999 increased by $2.0 million, or 62.7%, to $5.1 million, compared to $3.1 million for the corresponding period of the prior year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended September 30, 1999 were 19.43% and 0.91%, respectively. This compares with annualized ROE and ROA ratios of 12.97% and 0.63%, respectively, for the three months ended September 30, 1998. The resulting efficiency ratios were 48.24% for the three months ended September 30, 1999 and 55.99% for the corresponding period for the prior year. Diluted earnings per share were $0.53 for the three months ended September 30, 1999 compared with $0.34 for the comparable period of the preceding year.

     The consolidated net income of the Company during the nine months ended September 30, 1999 increased by $6.3 million, or 83.6%, to $13.8 million, compared to $7.5 million for the corresponding period of the prior year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the nine months ended September 30, 1999 were 17.55% and 0.84%, respectively. This compares with annualized ROE and ROA ratios of 12.07% and 0.58%, respectively, for the nine months ended September 30, 1998. The resulting efficiency ratios were 51.23% for the nine months ended September 30, 1999 and 62.54% for the corresponding period of the prior year. Diluted earnings per share were $1.46 for the nine months ended September 30, 1999 compared with $0.89 for the comparable period of the preceding year.

     The increase in net income for the nine months ended September 30, 1999 from the nine months ended September 30, 1998 was due primarily to the increase in net interest income which resulted from: (1) an increase in the average loans outstanding, (2) an increase in average securities portfolio, and (3) a reduction in the cost of deposits. Partially offsetting the increases to net income was a $2.8 million increase in noninterest expense, due primarily to additional staffing required to support the growth of the Bank's commercial banking business.

     The provision for loan losses of $1.5 million for the three months ended September 30, 1999 is an increase of $693,000 compared to a provision of $782,000 for the third quarter of 1998. See "--Provision for Loan Losses." Noninterest expense for the three months ended September 30, 1999 was $9.4 million, an increase of $1.4 million or 18.0%, compared with $8.0 million for the corresponding period in the prior year. Personnel expenses increased to $4.6 million for the three months ended September 30, 1999 compared to $3.5 million for the three months ended

September 30, 1998 primarily due to the additional staffing required to support growth of the Bank's commercial banking businesses.

     The provision for loan losses increased from $2.2 million for the nine months ended September 30, 1998 to $3.5 million for the corresponding period of 1999. As of September 30, 1999, the allowance for loan losses was $17.8 million. Noninterest expense was $28.0 million for the nine months ended September 30, 1999, an increase of $2.8 million, or 11.1%, from the corresponding period of the prior year. Personnel expenses increased to $13.9 million during the nine months ended September 30, 1999 compared with $11.8 million, an increase of $2.1 million, or 17.7%, for the corresponding period of the previous year due to the addition of commercial banking personnel.

     Net Interest Income. Net interest income before provision for loan losses of $18.5 million for the three months ended September 30, 1999 represented a $5.0 million, or 37.3%, increase over net interest income of $13.4 million for the three months ended September 30, 1998.

     Net interest income of $51.6 million for the nine months ended September 30, 1999 represented a $13.7 million, or 36.2%, increase from the corresponding period of the prior year. Average outstanding loans increased to $1.55 billion for the nine months ended September 30, 1999 from $1.26 billion for the nine months ended September 30, 1998, an increase of $285.7 million, or 22.7%. Average securities increased to $582.3 million for the nine months ended September 30, 1999 from $410.5 million for the nine months ended September 30, 1998, an increase of $171.8 million, or 41.8%. The cost of interest-bearing deposits decreased to 3.95% for the first nine months of 1999 from 4.43% for the first nine months of 1998. In addition, average noninterest-bearing deposits increased to $52.7 million for the first nine months of 1999, from $38.6 million for the corresponding period of the prior year.

     Net Interest Margin. The net interest margin was 3.23% for the nine months ended September 30, 1999 compared with 3.00% for the nine months ended September 30, 1998. The increase in the net interest margin resulted primarily from an increase in average interest earning assets and a lower cost of deposits. Following the Company's securities offering in April 1998, the Bank leveraged the capital raised by purchasing securities which were funded with Federal Home Loan Bank (FHLB) advances. While the leverage strategy reduces the net interest margin, the strategy is accretive to net income and earnings per share.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated.

                                                     At              For the Nine Months Ended          For the Nine Months Ended
                                                September 30,            September 30, 1999                 September 30, 1998
                                                    1999      ------------------------------------  --------------------------------
                                                    ----
                                                                                        (Dollars in Thousands)
                                                                              Interest                         Interest
                                                                 Average       Income    Average     Average    Income     Average
                                                  Yield/Rate     Balance     or Expense Yield/Rate   Balance  or Expense  Yield/Rate
                                                  ----------     -------     ---------- ----------   -------  ----------  ----------
Interest-earning assets:
  Loans                                               7.89%   $  1,545,791    $  90,559     7.81%  $ 1,260,115   $ 73,857      7.81%
  Securities                                          6.27         582,252       26,487     6.07       410,501     19,116      6.21
  Other                                                  -             537           20     4.90        11,508        483      5.59
                                                               -----------     --------              ---------    -------
Total interest-earning assets                         7.48       2,128,580      117,066     7.33     1,682,124     93,456      7.41
Noninterest-earning assets                               -          55,676            -        -        56,945          -         -
                                                               -----------     --------              ---------    -------
Total assets                                          7.24    $  2,184,256    $ 117,066     7.15   $ 1,739,069   $ 93,456      7.17
                                                   -------     ===========     ========    -----     =========    =======   -------
Interest-bearing liabilities
   Deposits:
      NOW, demand deposits and
        money market accounts                         1.82    $    136,484    $   1,887     1.84       103,149      1,163      1.50
      Savings accounts                                1.94         241,535        3,691     2.04       214,010      3,657      2.28
      Time deposits                                   4.48       1,188,709       40,802     4.58     1,125,234     43,055      5.10
                                                               -----------     --------              ---------    -------
   Total deposits                                     3.81       1,566,728       46,380     3.95     1,442,393     47,875      4.43
   Borrowings                                         5.43         413,177       16,981     5.48       133,200      5,832      5.84
   Guaranteed preferred beneficial interests in
       junior subordinated debentures                 9.38          30,000        2,109     9.38        18,107      1,273      9.38
   Long-term debt to affiliates                          -               -            -                  7,980        599     10.00
                                                               -----------     --------              ---------    -------
Total interest-bearing liabilities                    4.25       2,009,905       65,470     4.34     1,601,680     55,579      4.63
                                                   -------     -----------     --------    -----     ---------    -------   -------
Noninterest-bearing deposits                                        52,656                              38,623
Other noninterest-bearing liabilities                               16,757                              15,618
Stockholders' equity                                               104,938                              83,148
                                                               -----------                           ---------
Total liabilities and stockholders' equity                    $  2,184,256                           1,739,069
                                                               ===========                           =========
Net interest income / interest rate spread            3.23%                   $  51,596     2.99%                $ 37,877      2.78%
                                                   =======                     ========                           =======   =======
Net interest-earning assets / net interest margin     3.44%   $    118,675                  3.23%  $    80,444                 3.00%
                                                   =======     ===========                 =====     =========              =======
Ratio of interest-earning assets to
   interest-bearing liabilities                       1.05x           1.06x                               1.05x
                                                   =======     ===========                           =========

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

     The provision for loan losses of $3.5 million for the nine months ended September 30, 1999 represented an increase of $1.3 million, as compared to a provision of $2.2 million for the corresponding period of the prior year. At September 30, 1999, the allowance for loan losses was $17.8 million. Net loan charge-offs were $597,000 for the first nine months of 1999. Net charge-offs for the corresponding period of 1998 were $413,000.

     The Bank continued to experience an improvement in asset quality during the nine months ended September 30, 1999. The nonaccrual loans at September 30, 1999 of $4.6 million were $1.5 million, or 25.5%, less than the $6.1 million at December 31, 1998. For the nine months ended September 30, 1999 and 1998, the provision for loan losses was increased to keep pace with the growth in the Bank's loan portfolio, and in particular, growth in commercial loan products. The Bank's allowance methodology provides higher loss factors for commercial loan products than for residential mortgage (one-to-four family) loans since commercial loan products are generally considered to be higher risk than residential mortgage (one-to-four family) loans.

     Noninterest Income. Noninterest income for the three months ended September 30, 1999 was $997,000 compared to $754,000 for the three months ended September 30, 1998, an increase of $243,000, or 32.2%. Commercial banking fees increased 39.0% to $577,000 for the three months as compared to $415,000 for the corresponding period of 1998, as a result of increased commercial banking activities.

     Noninterest income of $3.1 million for the nine months ended September 30, 1999 increased $662,000, or 26.6% over noninterest income for the corresponding period of 1998. Commercial banking fees increased to $1.5 million for the nine months ended September 30, 1999 from $1.1 million, an increase of 37.9%, from the corresponding period of the previous year.

     Noninterest Expense. Noninterest expense of $9.4 million for the three months ended September 30, 1999 represented growth of $1.4 million, or 18.0%, compared with $8.0 million for the three months ended at September 30, 1998. Personnel expenses increased to $4.6 million for the three months ended September 30, 1999, from $3.5 million for the corresponding period of 1998, an increase of $1.1 million, or 30.4%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business.

     Noninterest expense of $28.0 million for the nine months ended September 30, 1999 was $2.8 million greater than the $25.2 million of noninterest expense for the same period of the preceding year. Personnel expenses increased to $13.9 million for the nine months ended September 30, 1999 from $11.8 million for the corresponding period of the preceding year, primarily due to additional staffing of the commercial banking division.

     In the first quarter of 1998, the Bank successfully completed a core computer conversion to a system which was implemented to support the Company's commercial banking activities. Total nonrecurring conversion expenses for the nine months ended September 30, 1998 were $336,000. Data processing expenses decreased to $1.5 million in the first nine months of 1999 from $1.6 million in the corresponding period of 1998, a decrease of $93,000, or 5.8%, reflecting system conversion costs incurred in the nine months ended September 30, 1998.

     Provision for Income Taxes. The provision for income taxes of $3.5 million and $2.3 million on the income before taxes of $8.6 million and $5.5 million for the three months ended September 30, 1999 and 1998, respectively, represents effective tax rates of 40.8% and 42.8%, respectively.

     The provision for income taxes of $9.4 million and $5.4 million on the income before taxes of $23.2 million and $12.9 million for the nine months ended September 30, 1999 and 1998, respectively, represents effective tax rates of 40.5% and 41.8%, respectively.


FINANCIAL CONDITION

     The Company experienced continued asset growth during the nine months ended September 30, 1999. Total assets increased by $103.3 million, or 4.8%, to $2.25 billion at September 30, 1999. The growth resulted primarily from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio.

     During the nine months ended September 30, 1999, loans increased by $150.1 million, or 10.1%, to $1.64 billion. This growth was led by an increase in commercial loans due to the Bank's continuing focus on originating such loans.
 The Bank originated $494.3 million of commercial loans during the nine months ended September 30, 1999 as compared with $257.4 million of commercial loan originations in the corresponding period of the preceding year. Loan runoff was high during the nine months ended September 30, 1999 in the residential one-to-four family loan portfolio. The annualized runoff rate of 26.6% reflected the low market interest rates and increased property values. The runoff on the commercial real estate loan portfolio was lower during the nine months ended September 30, 1999, with an annualized prepayment rate of 19.2%.

     The quality of loans continued to be strong. Total past due loans were 0.85% of total loans at September 30, 1999, and 0.78% at December 31, 1998. Nonperforming assets of $5.3 million, or 0.23% of total assets at September 30, 1999, reflected a reduction from the $6.9 million level at December 31, 1998.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                               At September 30,                     At December 31,
                                                   1999                                  1998
                                                   ----                                  ----
                                                  Amount                  %             Amount                 %
                                                  ------                 ---            ------                ---
                                                                      (Dollars in Thousands)
Consumer
     Residential mortgage
         (one-to-four family)                $        689,640             41.97%    $      790,789            53.01%
     Home equity                                       12,389              0.75             14,450             0.97
     Other                                              1,739              0.11              2,261             0.15
                                              ---------------   ---------------      -------------     ------------

                                                      703,768             42.83            807,500            54.13
                                              ---------------   ---------------      -------------     ------------

Commercial
     Secured by real estate-multifamily               407,779             24.82            346,967            23.25
     Secured by real estate-nonresidential            398,322             24.24            229,693            15.40
     Construction                                      79,287              4.82             61,486             4.12
     Commercial business                               54,117              3.29             46,240             3.10
                                              ---------------   ---------------      -------------     ------------

                                                      939,505             57.17            684,386            45.87
                                              ---------------   ---------------      -------------     ------------

Total gross loans                                   1,643,273            100.00%         1,491,886           100.00%
                                                                ===============                        ============
Net deferred loan origination fee (costs)              (1,051)                                 262
Allowance for loan losses                             (17,803)                             (14,922)
                                              ---------------                        -------------

Net loans                                    $      1,624,419                       $    1,477,226
                                              ===============                        =============

     In 1996, management made a strategic decision to reduce its concentration of assets with interest rates based on the Eleventh District Cost of Funds Index
(COFI). COFI generally lags market interest rate changes and assets tied to COFI can suppress net interest margins during periods of rapidly escalating interest rates. In addition, the Bank began to reduce its COFI-based loan portfolio through amortization and sales and replace it with current-index products including adjustable-rate mortgage loans and loans with an initial rate of interest for a fixed term (generally 3 to 5 years), the interest rates of which adjust annually thereafter ("intermediate fixed-rate loans"). As a result of this initiative, the Bank's COFI-based loans declined to $369.5 million at September 30, 1999 from $455.2 million at December 31, 1998.

     Fixed-rate loans at September 30, 1999 were $614.3 million compared with $491.8 million at December 31, 1998, an increase of $122.5 million, or 24.9%, which resulted primarily from the origination of real estate loans for which the rate was fixed for periods ranging from five to fifteen years. At September 30, 1999, total gross loans included $295.7 million of intermediate fixed-rate loans compared with $301.0 million at December 31, 1998, a decrease of $5.3 million, or 1.7%, as a result of runoff of this portfolio.

     The following table shows the Bank's loan originations during the periods indicated.

                                                                  For the Nine Months Ended September 30,
                                                                            1999                       1998
                                                                            ----                       ----
                                                                          (Dollars in Thousands)
Consumer
  Residential mortgage (one-to-four family)                   $           56,351         $          218,058
  Home equity and other                                                    7,305                      6,749
                                                                ----------------           ----------------
           Total consumer loans                                           63,656                    224,807
                                                                ----------------           ----------------

Commercial
  Secured by real estate-multifamily                                     108,948                     36,082
  Secured by real estate-nonresidential                                  201,525                     82,291
  Construction (commitments)                                             124,111                     96,234
  Commercial business                                                     46,171                     36,564
  Small Business Administration                                           13,582                      6,232
                                                                ----------------           ----------------
           Total commercial loans                                        494,337                    257,403
                                                                ----------------           ----------------
           Total loan originations                            $          557,993         $          482,210
                                                                ================           ================

     The Bank originates loans primarily for portfolio retention. Substantially all of the residential mortgage (one-to-four family) loans are originated with limited documentation requirements. The Bank has had substantially no net charge-offs on such limited documentation loans since the inception of this program in 1993.

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

     The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                      At September 30,           At December 31,
                                                                                  1999                      1998
                                                                                  ----                      ----
                                                                             (Dollars in Thousands)

Nonaccrual loans:
Consumer
     Residential mortgage (one-to-four family)                  $                2,308      $              3,341
                                                                 ---------------------       -------------------
Total Consumer                                                                   2,308                     3,341
                                                                 ---------------------       -------------------

Commercial
     Secured by real estate-multifamily                                            726                         -
     Secured by real estate-nonresidential                                         879                     2,663
     Construction loans                                                            104                       104
     Commercial business                                                           534                         -
                                                                 ---------------------       -------------------
Total Commercial                                                                 2,243                     2,767
                                                                 ---------------------       -------------------

Total nonaccrual loans                                          $                4,551      $              6,108
Other real estate owned (OREO)                                                     722                       772
                                                                 ---------------------       -------------------
Total nonperforming assets                                      $                5,273      $              6,880
                                                                 =====================       ===================
Nonperforming assets to total assets                                              0.23%                     0.32%
Nonaccrual loans to total loans                                                   0.28%                     0.41%
Nonperforming assets to total loans and OREO                                      0.32%                     0.46%
Total gross loans                                               $            1,643,273      $          1,491,886
                                                                 =====================       ===================
Gross income not recognized on nonaccrual loans                 $                  139      $                135
Accruing loans contractually past due 90 days or more                                -                         -
Troubled debt restructured not included above                                    1,251                     1,251


     The Bank records OREO at the lower of carrying value or fair value less estimated costs to sell. Estimated losses that result from the ongoing periodic valuation of these properties are charged to earnings with a provision for losses on foreclosed property in the period in which they are identified.

     During the nine months ended September 30, 1999, the Bank reduced total nonperforming assets to $5.3 million from $6.9 million at December 31, 1998, a decrease of $1.6 million or 23.4%. The reduction was the result of the sale of nonperforming loans and the reclassification of other loans which became current and were reclassified to performing status. Foreclosures are a normal part of the credit process. At September 30, 1999, OREO consisted of one property acquired through foreclosure with a carrying value of $722,000, compared to $772,000 at December 31, 1998.

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

     The following table sets forth criticized loans at the dates indicated.

                                                                       At September 30,            At December 31,
                                                                                   1999                       1998
                                                                                   ----                       ----
                                                                               (Dollars in Thousands)
Special mention loans                                             $               1,183      $               8,084
Substandard and doubtful loans                                                   11,936                      9,638
                                                                   --------------------       --------------------
Total criticized loans                                            $              13,119      $              17,722
                                                                   ====================       ====================
Total allowance for loan losses                                   $              17,803      $              14,922
                                                                   ====================       ====================
Special mention loans to total loans                                               0.07%                      0.54%
Substandard and doubtful loans to total loans                                      0.73                       0.65
Criticized loans to total loans                                                    0.80                       1.19
Allowance for loan losses to substandard and doubtful loans                      149.15                     154.82
Allowance for loan losses to criticized loans                                    135.70                      84.20


     With the exception of the criticized loans described above, management is not aware of any other loans as of September 30, 1999 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their present loan repayment terms or that would result in such loans being included in the nonperforming asset table above at some future date.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status or become impaired or restructured loans or OREO in the future.

     At both September 30, 1999 and September 30, 1998, the Company's level of delinquent loans was low in relation to previous years. Management attributes this to good economic conditions and continued efforts to maintain delinquent loans at this level. During the nine months ended September 30, 1999, residential mortgages (one-to-four family) delinquent two or more payments increased to $2.2 million, or 0.31%, of gross residential mortgages (one-to-four family) from $2.1 million or 0.26% of gross residential mortgages (one-to-four family) at December 31, 1998. Mortgage loans secured by nonresidential real estate delinquent 60 days or more were $3.9 million at September 30, 1999, an increase of $1.2 million, or 45.0%, from the $2.7 million of such loans delinquent at December 31, 1998.

     Allowance for Loan Losses. The Bank has established a formalized process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans on a pool basis. For loans that are analyzed individually, third party information, such as appraisals, may be used to supplement management's analysis. For loans that are analyzed on a pool basis, such as residential mortgage loans (one-to-four family), management's analysis consists of reviewing delinquency trends, charge-off experience, economic conditions, current composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subject to an internal asset review function and is examined by its regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

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

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:

                                                            For the Nine Months Ended September 30,
                                                            ---------------------------------------
                                                                     (Dollars in Tousands)
                                                               1999                          1998
                                                               ----                          ----

Balance at beginning of period                          $          14,922             $          12,142
Provision for loan losses                                           3,478                         2,183
Loans charged off                                                    (613)                         (458)
Recoveries of loans previously charged off                             16                            45
                                                         ----------------               ---------------

Balance at end of period                                $          17,803             $          13,912
                                                         ================               ===============


Allowance for loan losses to loans                                   1.08%                         1.00%

Net charge-offs to average loans (1)                                 0.05%                         0.03%


(1) annualized


     Securities. Securities (including available-for-sale and held-to-maturity) decreased during the first nine months of 1999 by $59.5 million, or 10.1%, to $528.0 million at September 30, 1999. The decrease in the securities balances resulted primarily from the amortization and prepayment of residential loans underlying the mortgage-backed securities portfolio. This asset runoff was replaced with new loan originations.

     The following table sets forth the Bank's securities portfolio on the dates indicated.

                                                        At September 30, 1999               At December 31, 1998
                                                        ---------------------               --------------------
                                                     Amortized           Market         Amortized           Market
                                                        Cost             Value            Cost              Value
                                                        ----             -----            ----              -----
                                                                         (Dollars in Thousands)

Investment securities available for sale
         Municipals                              $              -    $           -   $       43,617    $        44,464
         Trust Preferred Securities                       103,570           94,234           99,436             97,711
         Other                                                  -                -            1,500              1,500
                                                   --------------     ------------    -------------     --------------
                                        Total    $        103,570    $      94,234   $      144,553    $       143,675
                                                   ==============     ============    =============     ==============

Mortgage-backed securities available for sale
         FNMA                                    $         74,141    $      70,378   $       80,660    $        78,370
         GNMA                                             104,666          101,138          114,403            115,555
         Other                                             76,146           74,138           91,071             91,747
                                                   --------------     ------------    -------------     --------------
                                        Total    $        254,953    $     245,654   $      286,134    $       285,672
                                                   ==============     ============    =============     ==============

Investment securities held to maturity
         Municipals                              $         43,629    $      40,301   $            -    $             -
                                                   ==============     ============    =============     ==============

Mortgage-backed securities held to maturity
         FHLMC                                   $         42,598    $      40,135   $       44,218    $        42,714
         FNMA                                              94,771           89,533          103,961            100,645
         Other                                              7,150            6,818           10,031              9,713
                                                   --------------     ------------    -------------     --------------
                                        Total    $        144,519    $     136,486   $      158,210    $       153,072
                                                   ==============     ============    =============     ==============

     As of September 30, 1999, the aggregate amortized cost of the securities was $546.7 million and the fair value was $516.7 million. Of the total $30.0 million unrealized loss on these securities, $11.4 million of unrealized losses relate to securities which are held to maturity, and $18.6 million of unrealized losses relate to securities which are held as available for sale. Such unrealized losses, net of the related tax benefit of $7.8 million, are reflected as a decrease of stockholders' equity. The $11.4 million unrealized loss relating to the $188.1 million of securities held to maturity has not been recognized in the financial statements.

     Deposits. Deposit balances were $1.64 billion at September 30, 1999, which represented an increase of $4.2 million, or 0.26%, from December 31, 1998. The core deposit balances increased by $71.0 million, or 17.9%, during this period, and time deposits decreased by $66.8 million. Core deposits include NOW, demand deposit, money market and savings accounts. The Company reduced its overall cost of deposits from 4.17% at December 31, 1998 to 3.67% at September 30, 1999 as a result of a decrease in market interest rates and a higher concentration in core deposits. Deposits are the Bank's primary source of funding. At September 30, 1999, the Bank had a deposit mix of 71.4% in time deposits, 16.5% in savings accounts and 12.1% in NOW, demand deposit, and money market accounts. This compares with a deposit mix of 75.7%, 14.2% and 10.1% at December 31, 1998, respectively.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits have been obtained from or are dependent on any one person or industry. At September 30, 1999, less than 2.0% of the Bank's deposits were held by customers with addresses located outside the United States. In addition, as of such date, the 100 depositors with the largest aggregate average deposit balances comprised less than 10.0% of the Bank's total deposits. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 1999, is $365.3 million, or 22.3% of total deposits, of deposits of $100,000 or greater. At September 30, 1999, the Bank had no brokered deposits. Substantially all of the time deposits as of September 30, 1999 mature in one year or less.

     The following table sets forth the balances and rates paid for the major categories of deposits at the dates indicated:

                                                          At September 30,                    At December 31,
                                                                1999                                1998
                                                                ----                                ----

                                                      Amount      Interest Rate           Amount      Interest Rate
                                                      ------      -------------           ------      -------------
                                                                         (Dollars in Thousands)

NOW, demand deposits and
  money market accounts                         $        198,014       1.27%        $        163,954       1.28%
Savings accounts                                         269,610       1.94                  232,635       2.20
Time deposits                                          1,170,489       4.48                1,237,306       4.93
                                                  --------------                      --------------
Total                                           $      1,638,113       3.67         $      1,633,895       4.17
                                                  ==============                      ==============

     The average cost of deposits during the nine months ended September 30, 1999 was 3.82% as compared to 4.31% for the same period in the previous year.

     Other Borrowings. At September 30, 1999, the Bank had $459.4 million of borrowings outstanding compared with $368.0 million outstanding at December 31, 1998, an increase of $91.4 million, or 24.8%. Although the Bank eliminated its outside borrowings in 1996, the Bank has utilized borrowings as a funding source in conjunction with its strategy of leveraging the proceeds from the capital raised in April 1998, consistent with its asset and liability objectives and the maintenance of its status as a 'Well capitalized' institution for regulatory capital purposes. As of September 30, 1999, the Bank had borrowed $431.0 million from the Federal Home Loan Bank (FHLB) of San Francisco in conjunction with the leverage strategy, of which $233.0 million were long-term and $198.0 million were overnight borrowings. Included in the long-term advances of $233.0 million were $17.0 million which were fixed-rate for ten years and $216.0 million which were for ten years but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

     The following table sets forth certain information regarding borrowings of the Bank at or for the dates indicated.

                                                                                  At or For the Nine Months Ended
                                                                                  -------------------------------
                                                                               September 30,             September 30,
                                                                                   1999                      1998
                                                                                   ----                      ----
                                                                                       (Dollars in Thousands)
FHLB of San Francisco advances
     Average balance outstanding                                             $        385,927          $      133,067
     Maximum amount outstanding at any month end                                      468,000                 324,000
     Balance outstanding at end of period                                             431,000                 324,000
     Weighted average interest rate during the period                                    5.32%                   5.57%
     Weighted average interest rate at end of period                                     5.42%                   5.49%
     Weighted average remaining term to maturity at end of period
         (in years)                                                                         5                       7
FRB direct investment borrowings
     Average balance outstanding                                             $         27,099                       -
     Maximum amount outstanding at any month end                                       83,739                       -
     Balance outstanding at end of period                                              28,405                       -
     Weighted average interest rate during the period                                    4.61%                      -
     Weighted average interest rate at end of period                                     5.51%                      -
     Weighted average remaining term to maturity at end of period
         (in years)                                                                         -                       -

Securities sold under agreements to repurchase
     Average balance outstanding                                             $            151          $
     Maximum amount outstanding at any month end                                        1,500                       -
     Balance outstanding at end of period                                                   -                       -
     Weighted average interest rate during the period                                    5.42%
     Weighted average interest rate at end of period                                        -                       -
     Weighted average remaining term to maturity at end of period                           -                       -


     The Bank maintains a secured credit facility with the FHLB of San Francisco against which advances may be made. The terms of this credit facility require the Bank to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances. The Bank also participates in a borrowing program with the Federal Reserve Bank (FRB) under which financial institutions may receive callable borrowings from the FRB.

     Regulatory Capital. The total risk-based capital ratio of the Bank at September 30, 1999 was 11.52%, as compared with 11.61% at December 31, 1998. The ratio of Tier 1 capital to total assets of the Bank at September 30, 1999 was 6.60% compared with 6.25% at December 31, 1998. The Bank's capital ratios exceed the regulatory requirements, and the Bank continues to be categorized as "Well Capitalized." The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

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

     Our State of Readiness. In accordance with the FFIEC guidelines, we have developed a comprehensive plan which we believe has resulted in timely and adequate modifications of our systems and technology to address our Year 2000 issues. Also included in this Year 2000 plan is a detailed review of the readiness of our service providers, vendors, major provider of funds, certain borrowers and companies with which we have material investments. As of September 30, 1999, we have met all current target objectives of the Year 2000 plan, and we believe that we will continue to meet all future goals according to the plan. We have completed the Awareness, Assessment, Renovation, Validation, and Implementation phases of our mission-critical systems. The remaining period through December 31, 1999 will be used for fine-tuning our Business Resumption/Interruption Contingency Plans for the Year 2000.

     As the result of the aforementioned efforts, we believe we have resolved our Year 2000 issues with respect to our mission-critical computer systems and applications. In addition, the process of testing and implementing Year 2000 modifications to non-mission-critical systems and applications is complete.

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

     Our Borrowers. We have reviewed our loan portfolio to identify those borrowers who engaged in business activities that, in our judgment, were highly dependent on Year 2000 compliance. We obtained documents from these borrowers which assisted us in determining any Year 2000 risk as well as the borrowers' current state of Year 2000 readiness. We require updated documents on a periodic basis so that we may continually reassess the borrower's status with respect to Year 2000 compliance.

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

     We put the new systems into place as a result of our closing our mortgage banking division, our new emphasis on portfolio lending in our niche market, and our commercial banking focus. In each case, we made the system conversions for business reasons unrelated to the Year 2000 problem, and therefore they did not contribute to the direct cost of our Year 2000 compliance. However, all new systems are Year 2000 compliant. Our costs to achieve Year 2000 compliance are not expected to materially impact our financial condition or results of operations.

     Our Risks. We believe there are no mission-critical systems which present a material risk of not being Year 2000 compliant in a timely fashion, or for which we cannot provide a suitable alternative. It is possible, however, that unforeseen disruptions may occur as a result of the date change. Such disruptions may include, among other things, the inability to process and underwrite loan applications, to credit deposits and withdrawals from and post interest to customer accounts, to credit loan payments, interest paid or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if our commercial customers are not Year 2000 compliant and suffer adverse effects on their operations, their ability to meet their obligations to us may be impacted.

     Any failure on our part to identify unresolved Year 2000 issues that are critical to our operations, or the failure of others with which we do business to become Year 2000 ready in a timely manner could materially and adversely impact our financial condition and results of operations. Moreover, to the extent that data processing and transmission and communications services worldwide, as well as utility companies which service our operating locations are not ready, we cannot predict with any certainty that our operations will remain materially unaffected after January 1, 2000, or on earlier dates when post-January 1, 2000 dates become significant within our systems.

     Our Business Resumption/Interruption Contingency Plans. Business Resumption/Interruption plans are plans of action that ensure our ability to continue functioning in the event of unanticipated system failures at critical dates prior to, on, or after the Year 2000. We will invoke these plans if unanticipated Year 2000 problems occur. We have established special teams for mobilization in case of emergencies that threaten the viability of the Bank, and require that certain resources be available immediately for use. We have completed preparation of these plans and now will continue to fine-tune them, train staff to test them and carry them out.

     The discussion above of Year 2000 issues contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which we have set to complete the conversion and the possible associated risks are based on our current estimates and are subject to uncertainties that could cause the actual results to differ materially from our expectations. These uncertainties include, among others, our success in identifying systems that are not Year 2000 compliant, the continued availability of qualified personnel, consultants, and other resources, and the success of Year 2000 conversion efforts of others.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's exposure to market risk since the information disclosed in the Company's Annual Report dated December 31, 1998 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

PART II-OTHER INFORMATION

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  List of Exhibits (Filed herewith unless otherwise noted)

3.1    Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*
3.2    Bylaws of UCBH Holdings, Inc.*
4.0    Form of Stock Certificate of UCBH Holdings, Inc.*
10.1   Employment Agreement between United Commercial Bank and Thomas S. Wu*
10.2   Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*
10.3 Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
10.4 Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
10.5   Amended UCBH Holdings, Inc. 1998 Stock Option Plan**
27.0   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

----------------------

* Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).
** Incorporated by reference to the exhibit of the same number from the Company's Form 10-Q for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 6, 1999 (SEC File No. 0-24947).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UCBH HOLDINGS, INC.


Date:    November 2, 1999                /s/ Thomas S. Wu
                                         --------------------------------------
                                         Thomas S. Wu
                                         President and Chief Executive Officer
                                         (principal executive officer)





Date:    November 2, 1999                /s/ Jonathan H. Downing
                                         --------------------------------------
                                         Jonathan H. Downing
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (principal financial officer)