Form 10-K
period 1999-12-31
UCBH HOLDINGS INC
filed 2000-03-16
CIK 1061580

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No.: 0-24947

                               UCBH HOLDINGS, INC.
             (exact name of registrant as specified in its charter)


              DELAWARE                                       94-3072450
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

711 Van Ness Avenue, San Francisco, California                  94102
   (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (415) 928-0700

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___    ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers, of the registrant is $174,219,000 and is based upon the last sales price as quoted on The Nasdaq Stock Market for March 10, 2000.

      As of March 10, 2000, the Registrant had 9,333,333 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Part II of this Form 10-K.

         Portions of the Proxy Statement for the April 27, 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.
================================================================================

Form 10-K

-------------------------------------------------------------------------------------------------------------------


Part I          Item 1.    Business...............................................................................1
                           Our Market Area........................................................................1
                           Our Current Banking Services...........................................................1
                           Our Lending Activities.................................................................2
                           Deposits...............................................................................5
                           Competition............................................................................5
                           Our Historical Operations..............................................................6
                           Supervision and Regulation.............................................................7
                           Employees..............................................................................9
                           Additional Item.  Executive Officers of the Registrant................................10

                Item 2.    Properties............................................................................10

                Item 3.    Legal Proceedings.....................................................................10

                Item 4.    Submission of Matters to a Vote of Security Holders...................................11
-------------------------------------------------------------------------------------------------------------------


Part II         Item 5.    Market for Registrant's Common Equity and
                           Related Stockholder Matters...........................................................11

                Item 6.    Selected Financial Data...............................................................11

                Item 7.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................................11

                Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................11

                Item 8.    Financial Statements and Supplementary Data...........................................11

                Item 9.    Changes in and Disagreements with Independent Accountants
                           on Accounting and Financial Disclosure................................................11
-------------------------------------------------------------------------------------------------------------------


Part III        Item 10.   Directors and Executive Officers of the Registrant....................................12

                Item 11.   Executive Compensation................................................................12

                Item 12.   Security Ownership of Certain Beneficial Owners and Management........................12

                Item 13.   Certain Relationships and Related Transactions........................................12

Part IV         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................13
-------------------------------------------------------------------------------------------------------------------


Signatures.......................................................................................................14


Item 1.  Business

         The Form 10-K contains statements about the future that may or may not materialize. When we use words like "anticipate," "believe," "estimate," "may," "intend," or "expect," we are speculating about what will happen in the future. The outcome may be materially different from our speculations. We believe that certain factors identified elsewhere in this Form 10-K could cause a different outcome. There may also be other factors that could cause a different outcome.

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

Our Market Area

         We concentrate on marketing our services in the San Francisco Bay area (which includes the City of Oakland), the Sacramento/Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area recently have grown rapidly. Using the 1998 Census update, we believe there were an estimated 3.9 million Asian and Pacific Islanders living in California. Based on 1995 and 1996 demographic data, we believe there were approximately 250,000 Asian and Pacific Islanders living in San Francisco County, which is approximately 32% of the total population of the county.

         We currently have 27 branches in the State of California. During 1998, we opened a commercial banking and construction lending regional office in Pasadena, California, to help us take advantage of opportunities in the Los Angeles area, especially in the ethnic Chinese areas. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. We are the largest financial institution focused on serving the ethnic Chinese community within the United States.

Our Current Banking Services

         Through our branch network, we provide a wide range of personal and commercial banking services to small and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

         We offer the following deposit products:

         o  Business checking, saving accounts and money market accounts
         o  Personal checking, saving accounts and money market accounts
         o  Time deposits (certificates of deposit)
         o  Individual Retirement Accounts (IRAs)

         We offer a full complement of loans, including the following types of loans:

         o  Commercial real estate loans (residential and nonresidential)
         o Construction loans to small and medium-sized developers for construction of single family homes, multifamily and commercial properties
         o Commercial, accounts receivable and inventory loans to small and medium-size businesses with annual revenues generally ranging from $500,000 to $20.0 million
         o Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers
         o  Loans guaranteed by the Small Business Administration ("SBA")
         o  Residential real estate loans

         Our commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade and service businesses.

         We also provide a wide range of specialized services, including international trade services for business clients, MasterCard and Visa merchant deposit services, and cash management services.

Our Lending Activities

         Underwriting and Credit Administration. Our Board of Directors has established basic lending policies. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited loan approval authority to certain officers of the Bank. The Board requires that the collateral for all real estate loans be valued by an independent outside real estate appraiser. Any loan requests over individual officer limits must be approved by the President. Our Credit Review Committee, composed of Jonathan H. Downing (Senior Vice President, Chief Financial Officer and Treasurer), William T. Goldrick (Senior Vice President and Chief Credit Officer), Sylvia Loh (Senior Vice President and Director of Commercial Banking), and Thomas S. Wu (President and Chief Executive Officer) reviews and ratifies all loans over $750,000. Loans of over $2.0 million are reviewed and ratified by the Board of Directors.

         As part of our credit administration process, we conduct an internal asset credit quality review. Additionally, an outside credit review agency, composed of former bank executives and regulators, reviews all commercial loans over $100,000. Our President, Chief Credit Officer, and Chief Financial Officer meet every two weeks to review delinquencies, nonperforming assets, classified assets and other relevant information to evaluate credit risk within our loan portfolio. The results are reviewed by the Board of Directors quarterly.

         Loan Portfolio. At December 31, 1999, our loan portfolio was made up of the following loans:


         Commercial real estate loans.......................   $ 435.1 million    26% of gross loans

         Multifamily mortgage loans.........................     423.8 million    25  of gross loans

         Construction loans.................................      89.7 million     5  of gross loans

         Commercial business loans..........................      59.3 million     4  of gross loans

         Residential mortgage (one to four family) loans....     665.9 million    39  of gross loans

         Other consumer loans...............................      14.3 million     1  of gross loans
                                                              --------           ---

         Total..............................................  $1,688.1 million   100% of gross loans
                                                              ========           ===


         Our Commercial Lending - General. Our Commercial Banking Division is staffed with experienced commercial lending officers. We also installed software to help identify, market, and develop commercial real estate lending opportunities in our market area. Below is a description of the types of commercial loans we offer.

Commercial Real Estate (Nonresidential) Mortgages. We originate medium-term commercial real estate loans that are secured by commercial or industrial buildings. These properties are either used by their owners for business purposes (known as owner-user properties) or have income derived from tenants (known as investment properties).

         We solicit borrowers in the following ways:

             o  Through referrals from our branch offices

             o Through direct solicitation of borrowers and real estate brokers by our commercial lending officers

             o Through analysis provided by our database software system, which provides key information on substantially all commercial real estate loans in our primary market area

             o  Through referrals from existing customers

         At December 31, 1999, we had approximately 458 commercial real estate loans with a total aggregate balance of $435.1 million. The average balance of these loans was $950,000.

         During the year ended December 31, 1999, we originated $255.5 million of commercial real estate loans, as compared to $129.8 million for 1998, and $23.7 million for 1997. At December 31, 1999, we had $104.1 million of commercial real estate loans in our pipeline. However, we cannot guarantee that all the loans in the pipeline will close.

         Commercial real estate loans are generally larger and involve more risk than residential mortgages. Payments on commercial real estate loans are generally dependent on the successful operation or management of the properties. Therefore, repayment is more closely tied to the state of the real estate market and the general economy. We attempt to reduce these risks through our stringent underwriting standards. Also, during 1998, we hired an outside loan review firm to help us conduct our internal asset review of our commercial loans, including our commercial real estate loans. This outside firm is comprised of former bank regulators with extensive credit evaluation experience.

         Multifamily Mortgages. We originate multifamily mortgage loans which are generally secured by five to 50-unit residential buildings. Substantially all of our multifamily mortgage loans are secured by property located in our primary market area. We obtain full credit information on multifamily mortgage borrowers and independently verify their income and assets. We also consider their ability to manage the multifamily property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate multifamily mortgage loans. Our adjustable-rate multifamily loans are fixed for six months and then adjust every six months based upon the LIBOR index. Multifamily loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

         At December 31, 1999, we had approximately 1,065 multifamily mortgage loans with an aggregate outstanding principal balance of $423.8 million. The average balance of such a loan was $398,000. To avoid an overconcentration of these loans, we limit our total multifamily mortgage loans to not more than 35% of our total loans. At December 31, 1999, multifamily loans were 25.1% of our total loans. In 1998, we began to reemphasize the origination of multifamily mortgage loans, and originated $135.4 million of multifamily during 1999, as compared to $54.5 million in 1998, and $7.5 million in 1997. All new originations are fixed-rate or adjustable-rate loans tied to the LIBOR index.

         Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 1999, we had approximately 117 outstanding construction loans, with an aggregate principal balance of $89.7 million. The average balance of such loans was $767,000. Construction commitments were $174.5 million in 1999, $127.3 million in 1998 and $59.6 million in 1997.

         We generally originate construction loans in amounts up to 75% of either the appraised value of the property, as improved, or the sales price, whichever is lower. The funds are disbursed on a percentage of completion basis or as construction thresholds are met. We normally require the guarantee of principals of corporate or partnership borrowers. Construction loans have adjustable interest rates tied to the prime rate. Construction loans are generally prime based and are written for a one-year term and may have up to a one-year renewal option.

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

         Commercial Business Loans. We provide commercial business loans to customers for working capital purposes for accounts receivable and inventory and loans to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review, and are generally made against security interests in inventory and accounts receivable. Equipment loans have terms of up to five years, and are secured by the underlying equipment. Interest rates are normally based on the prime rate.

         During 1999, we originated $73.2 million of commercial loans, as compared to $52.3 million in 1998, and $28.6 million in 1997.

         Unlike residential mortgage (one to four family) loans, which generally are made based on the borrower's ability to make payments from his or her employment or other income, and which are secured by real estate, for which a value can more easily determined, commercial business loans involve more risk because repayment is substantially dependent on the cash flow of the borrower's business. Also, any collateral securing the loan may depreciate, may be difficult to value and may fluctuate in value depending on the success of the business.

         Commercial Lines of Credit. We provide commercial lines of credit to small- and medium-sized companies to finance their accounts receivable and inventory on a short-term basis (less than one year) and/or to finance their equipment and working capital on a long-term basis (over one year).

         We structure our short-term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

         We also originate and fund loans that qualify for guaranty issued by the Small Business Administration. The SBA currently normally guarantees from 75% to 80% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that SBA loans be secured by inventories and receivable or by real property generally if commercial real estate is being financed.

         During 1999, we originated $18.1 million of SBA loans, as compared to $11.6 million in 1998 and $3.3 million in 1997. SBA loans are generally prime based.

         Our Consumer Lending - General. We make consumer loans, primarily residential mortgage (one to four family) loans for our customers. We also provide home equity loans.

         Residential Mortgages (One to Four Family). In conjunction with our transition from a thrift to a commercial bank, we have placed more emphasis on the origination of commercial loans and reduced our emphasis on the origination of consumer loans. The majority of our consumer loan originations are residential mortgage (one to four family) loans. We originated $59.6 million of residential mortgage (one to four family) loans in 1999, $303.8 million in 1998 and $274.8 million in 1997. We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Intermediate fixed-rate mortgages have fixed interest rates for three or five years and then adjust annually afterward. Our fixed-rate loans have terms of 15 or 30 year and have due-on-sale clauses, which allow us to declare the loan immediately due and payable if the loan is assumed without our consent.

         We also offer ARM loans, with interest rates fixed for six months and which then adjust every six months. Our intermediate fixed-rate loans have interest rates that are fixed for three or five years, and then adjust annually. Our ARM loans generally have periodic (not more than 2%) and lifetime (not more than 6%) caps on the interest or decrease in interest rates. Our current production of ARM loans are tied to the one-year U.S. Treasury CMT Index.

         We originate fully-documented loans, with income and assets being verified by third parties, and limited documentation loans, where we rely on the borrower's representations as to income and assets for which we assess the reasonableness of the customers' representations through independent telephone inquiries and review of alternative written documentation. We specialize in these limited documentation loans to borrowers who want quicker loan processing in return for a higher interest rate and a larger down payment. As of December 31, 1999, $497.7 million, or 74.7% of our residential mortgage (one to four family) loans were limited documentation loans. Since we began making these limited documentation loans, we have not had any net charge-offs on any of these loans. We cannot guarantee that these loans will continue to have such low delinquencies in the future.

    We originate residential mortgage (one to four family) loans for portfolio retention and underwrite loans to our specific guidelines. Our guidelines differ from FannieMae and/or FreddieMac guidelines with respect to factors, such as, for example, loan amounts and the specific documentation required. As a result, we cannot sell these loans to FannieMae and/or FreddieMac. We have sold some of these loans in the secondary market to test the market acceptance of them. Based on these tests, we believe the residential mortgage (one to four family) loans in our portfolio could be readily sold in the secondary market should we decide to do so. However, there can be no assurance that such loans can be sold in the secondary market in the future.

         At December 31, 1999, we had approximately 4,079 residential mortgage (one to four family) loans, totaling $665.9 million. At that date, the balance of an average residential mortgage (one to four family) loan in our portfolio was approximately $163,000. Of our residential mortgage (one to four family) loans as of December 31, 1999, $362.8 million, or 54.5%, were fixed-rate loans, $135.4 million, or 20.3 %, were ARMs adjusting in one year or less, and $167.7 million, or 25.2 %, were intermediate fixed-rate loans.

         Home Equity and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate.

Deposits

         Our depositors are primarily ethnic Chinese households, small and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 1999, less than 2% of our deposits were held by customers located outside of the United States. Additionally, the 100 depositors with the largest aggregate account balances held less than 15% of our total deposits. As of December 31, 1999, our weighted average cost of deposits was 3.80%.

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

         We compete for deposits in the ethnic Chinese markets with other banks that serve the Asian community in California. We believe we have three major competitors targeting the ethnic Chinese market in California. These competitors have branch locations in many of the same neighborhoods as we do, provide similar loan, savings and financial services, and market their services in similar Asian publications and media in California.

Our Historical Operations

         Up until our change in business strategy in 1996, our operations consisted of traditional thrift activities of originating residential mortgage (one to four family) loans which we pooled and sold in the secondary market while servicing loans for FannieMae, FreddieMac and GinnieMae, as well as for private investors. We also originated multifamily mortgages and commercial real estate mortgages which we kept in our portfolio.

         As a result of increased competition in the mortgage banking business, profit margins contracted and loan servicing rights declined in value, due in part to higher levels of prepayments. As a result, we closed our mortgage banking division, stopped originating mortgage loans for sale in the secondary market, and sold our agency loan servicing portfolio.

         Our Board of Directors decided to shift our business focus from that of a traditional thrift to a full-service commercial bank. They saw opportunities to further improve our long-term prospects, in part by taking advantage of our significant market share and our cross selling opportunities to the ethnic Chinese and Asian communities in our market area.

         We realigned responsibilities among senior management, and hired new officers who have experience in commercial banking and in Small Business Administration lending within our market area. In January 1998, Thomas S. Wu was appointed the President and Chief Executive Officer of the Bank and assumed the responsibility of successfully shifting our business focus to commercial banking services and products. Mr. Wu has over 20 years of diversified domestic and international commercial banking experience. Sylvia Loh was appointed head of the newly established Commercial Banking Division in January 1996. She also has over 20 years of Commercial banking and trade finance experience with major financial institutions. In January 1997, William T. Goldrick was recruited and appointed Senior Vice President and Chief Credit Officer to establish commercial lending policies and procedures and to strengthen our credit evaluation. He has over 40 years of commercial banking experience. He is also responsible for our regulatory compliance.

         In 1996, we established a Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in ethnic Chinese communities. Since its establishment, we originated approximately $608.6 million in commercial loan commitments. To support our commercial banking activities, we implemented a commercial banking data processing system that replaced our previous system that was designed for thrift institutions. The installation was completed in February 1998. We also opened a commercial, construction and Small Business Administration lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers with extensive commercial lending experience and a group of three SBA banking officers, all previously affiliated with one of the leading lenders focusing on SBA lending to Asians, to staff the new office. Additionally, we transferred the lead managers of construction lending to the Pasadena office to cultivate new construction lending relationships in southern California.

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

         We are working to expand our presence in the Asian and ethnic Chinese markets through our multilingual ATMs, and through our multilingual telephone banking system and customer service and loan officers. We have established mini-branches in or adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

         At December 31, 1997, our stockholders' equity was $62.6 million or 4.0% of total assets. As a result of the capital raised in April 1998 and the retention of earnings, our stockholders' equity increased to $110.1 million by December 31, 1999, and our consolidated Tier I capital increased from $63.9 million at December 31, 1997 to $153.3 million at December 31, 1999.

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

         Regulation of Bank Holding Companies

         The Company is a bank holding company registered with the Federal Reserve and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiary. The Company is also a bank holding company under California law, and is examined by the California Department of Financial Institutions.

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

         Regulation of the Bank

         Bank Regulators. The Bank is a California state-chartered commercial bank, and is supervised, examined and regulated by the Commissioner of the California Department of Financial Institutions (the "Commission"), as well as by the FDIC. Either of these regulators may take remedial action if it determines that financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank's operations are unsatisfactory. Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such actions against the Bank in the past.

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

         Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is more sensitive to differences in risk between banking institutions. The amount of regulatory capital the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its "risk-based capital ratio." Assets and certain off-balance sheet items are allocated to four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required.

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

         Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt, the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

         In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). These regulations require that banks that meet certain criteria (including having the highest examination rating and not experiencing or expecting significant growth) maintain a minimum Tier I leverage ratio of 3%. Effective April 1, 1999, all other banks must have a Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 1999, the Bank's tangible and core capital ratios were 6.58%, and its risk-based capital ratio was 11.29%.

         In 1995, the FDIC, along with the other federal banking agencies, adopted a regulation that provided that the agencies will consider the bank's exposure to interest rate risk in assessing a bank's capital adequacy. They will consider the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks the bank is exposed to. They may require an institution with a high level of interest rate risk to hold additional capital. The agencies also have issued a joint policy statement providing guidelines on interest rate risk management, including a discussion of the factors the agency will consider in evaluating interest rate risk.

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act requires the federal banking regulators to take "prompt corrective action" against undercapitalized institutions. The regulators have established the following capital levels to implement these provisions:

             o Well capitalized has total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

             o Adequately capitalized has total risk-based capital ratio of 8% or greater, Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system)

             o Undercapitalized has total risk-based capital ratio of less than 8%, Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system).

             o Significantly undercapitalized has a total risk-based capital ratio of less than 6%, Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

             o Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

         Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution's capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

         As of December 31, 1999, the Bank was a well capitalized institution under the definitions.

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

         Recent Legislative Developments

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will, among other things, allow bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allow insurers and other financial services companies to acquire banks; remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. The banking agencies have released for comment proposed regulations to implement the provisions of the Modernization Act. In addition, the Federal Reserve Bank has released an interim regulation permitting the approval of financial holding companies.

         The Modernization Act also modifies current law related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure. At this time the Company is unable to predict the impact the Modernization Act may have on it and the Bank. The Modernization Act permits banks, securities firms and insures to combine and to offer a wide variety of financial products and services. Many of these resulting companies would be larger and have more resources than the Company, and should they choose to compete directly with the Company in its target markets, they could adversely impact the Company's results of operations.

Employees

         At December 31, 1999, we had 365 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Additional Item.  Executive Officers of the Registrant

         The following table presents certain information regarding the executive officers of the Company and the Bank:

-------------------------------------------------------------------------------------------------------------------

                                                              Position with the Company and the Bank and
             Name                      Age                             Past Five Years Experience
-------------------------------------------------------------------------------------------------------------------

Thomas S. Wu                            41          President and Chief Executive Officer since January 1, 1998.
                                                    Previously Executive Vice President and Director of the Bank
                                                    since September 1997.  Previously was Director of Customer
                                                    Care for Pacific Link Communications Limited in Hong Kong.
                                                    Served as Senior Vice President, Head of Retail Banking of the
                                                    Bank from 1992 to 1996.
-------------------------------------------------------------------------------------------------------------------

Louis E. Barbarelli                     57          Senior Vice President, Chief Information Officer and Director
                                                    of Operations
-------------------------------------------------------------------------------------------------------------------

Jonathan H. Downing                     48          Senior Vice President, Chief Financial Officer and Treasurer

-------------------------------------------------------------------------------------------------------------------

William T. Goldrick                     68          Senior Vice President and Chief Credit Officer since January
                                                    1997.  Previously was Senior Vice President, Senior Credit
                                                    Officer for American California Bank from 1995 to 1997; was
                                                    Chief Lending Officer of National American Bank from 1992 to
                                                    1995.
-------------------------------------------------------------------------------------------------------------------

Dennis A. Lee                           57          Vice President and Corporate Counsel
-------------------------------------------------------------------------------------------------------------------

Sylvia Loh                              44          Senior Vice President and Director of Commercial Banking.
                                                    Previously was Vice President, Relationship Manager for Bank
                                                    of America until 1996.
-------------------------------------------------------------------------------------------------------------------

Deanne Miller                           51          Senior Vice President and Director of Human Resources
-------------------------------------------------------------------------------------------------------------------


Item 2.  Properties

         The Company's principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company's and the Bank's headquarters. The Bank leases all of its remaining branch facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

    At December 31, 1999, premises and equipment owned by the Company, both individually and in aggregate, were not material in relation to the Company's total assets.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 1999.

PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

         Information on the principal market for and trading price of the Company's common stock, the number of holders of such stock, and dividend payments is incorporated by reference from page 37 and from Note 11 on page 56 of the 1999 Annual Report to Shareholders.

Item 6.  Selected Financial Data

         The information required by this item is incorporated by reference to page 17 of the Company's 1999 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated by reference to pages 18 through 37 of the Company's 1999 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 35 to 36 of the Company's 1999 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data

    The information required by this item is incorporated by reference to pages 38 through 67 of the Company's 1999 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The information relating to directors required by this item is incorporated by reference to pages 5 to 8 of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Commission on March 13, 2000. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Additional Item hereof.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference to page 10 and pages 14 to 19 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on March 13, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference to pages 3 through 7 of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders, filed with the Commission on March 13, 2000.

Item 13. Certain Relationships and Related Transactions

         None.

PART IV

Item 14.  Exhibits,  Financial  Statement  Schedules and Reports on
Form 8-K

(a) The following documents are filed as part of this report:

     (1) The report of independent accountants and the following consolidated financial statements of the Company are incorporated herein by reference to the 1999 Annual Report to Shareholders.
              Page number references are to the 1999 Annual Report to Shareholders.

                                                                                                     Page of Annual Report
                                                                                                     ---------------------
              UCBH Holdings, Inc.
              Report of Independent Accountants................................................................38
              Consolidated Balance Sheets at December 31, 1999 and 1998........................................39
              Consolidated Statements of Income for the
                 Years Ended December 31, 1999, 1998 and 1997..................................................40
              Consolidated Statements of Changes in Stockholders' Equity for the
                 Years Ended December 31, 1999, 1998 and 1997..................................................41
              Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1999, 1998 and 1997..................................................42 to 43
              Notes to Consolidated Financial Statements.......................................................44 to 66
              Unaudited Supplemental Information...............................................................67

     (2)      All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

     (3)(a)   Exhibits:

     The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):
     3.1      Amended and Restated  Certificate of Incorporation of
              UCBH Holdings, Inc.*
     3.2      Bylaws of UCBH Holdings, Inc.*
     4.0      Form of Stock Certificate of UCBH Holdings, Inc.*
     4.1      Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B
              Junior Subordinated Debentures**
     4.2      Form of Certificate of Series B Junior Subordinated
              Debenture**
     4.3      Certificate of Trust of UCBH Trust Co.**
     4.4      Amended  and  Restated  Declaration  of Trust of UCBH Trust Co.**
     4.5      Form of Series B  Capital  Security  Certificate  for UCBH Trust Co.**
     4.6      Form of Series B Guarantee  of the  Company  relating to the Series B Capital Securities**
     10.1     Employment  Agreement  between United Commercial Bank and Thomas S. Wu*
     10.2     Employment  Agreement  between  UCBH  Holdings,  Inc. and Thomas S. Wu*
     10.3     Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
     10.4     Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
     10.5     UCBH Holdings, Inc. 1998 Stock Option Plan***
     13.0     Amended 1999 Annual Report to Shareholders
     21.0     Subsidiaries of UCBH Holdings, Inc. (see Item 1 - Business)
     23.1     Consent of PricewaterhouseCoopers LLP
     27.0     Financial Data Schedule

--------
     * Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-1 filed with the Commission on July 1, 1998 (SEC File No. 333-58325).
     ** Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 filed with the Commission on July 1, 1998 (SEC File No. 333-58335).
     *** Incorporated herein by reference to the Exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1999 filed with the Commission on August 6, 1999 (SEC File No. 0-24947).

(b)  Reports on Form 8-K
     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2000        UCBH HOLDINGS, INC.



                            By: /s/ Jonathan H. Downing
                                ------------------------------------
                                Jonathan H. Downing
                                Senior Vice President, Chief Financial Officer, Treasurer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                                                                     Date
----                                                                                     ----

/s/ Thomas S. Wu                             President, Chief Executive Officer          March 10, 2000
---------------------------------------      and Director
Thomas S. Wu                                 (principal executive officer)


/s/ Jonathan H. Downing                      Senior Vice President, Chief                March 10, 2000
---------------------------------------      Financial Officer, Treasurer
Jonathan H. Downing                          and Director
                                             (principal financial officer)

/s/ Sandra Go                                Vice President                              March 10, 2000
---------------------------------------      and Financial Controller
Sandra Go                                    (principal accounting officer)

/s/ Sau-wing Lam                             Chairman of the Board of Directors          March 10, 2000
---------------------------------------
Sau-wing Lam

/s/ Li-Lin Ko                                Director                                    March 10, 2000
---------------------------------------
Li-Lin Ko

/s/ Ronald S. McMeekin                       Director                                    March 10, 2000
---------------------------------------
Ronald S. McMeekin

/s/ Dr. Godwin Wong                          Director                                    March 10, 2000
---------------------------------------
Dr. Godwin Wong