Form 10-Q
period 2000-03-31
UCBH HOLDINGS INC
filed 2000-05-03
CIK 1061580

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             [x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2000
                              --------------------------
                                       OR
            [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               -------------------       -----------------------
Commission file number                       0-24947
                      ----------------------------------------------------------

                               UCBH Holdings, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                       94-3072450
 --------------------------------------------               -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                               Identification No.)


              711 Van Ness Avenue, San Francisco, California 94102
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (415) 928-0700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                 As of May 1, 2000, the Registrant had 9,346,333
                       shares of common stock outstanding.

================================================================================

                               UCBH HOLDINGS, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
  Item 1.  Consolidated Financial Statements.................................1-3
           Notes to Consolidated Financial Statements........................4-5
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................6-17
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........17

PART II - OTHER INFORMATION
  Item 1.  Legal Proceedings..................................................18
  Item 2.  Changes in Securities and Use of Proceeds..........................18
  Item 3.  Defaults upon Senior Securities....................................18
  Item 4.  Submission of Matters to a Vote of Security Holders................18
  Item 5.  Other Information..................................................18
  Item 6.  Exhibits and Reports on Form 8-K...................................18

SIGNATURES....................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               UCBH HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                                At March 31,       At December 31,
                                                                                    2000                 1999
                                                                              -----------------   ------------------
                                                                                 (unaudited)
Assets

Cash and due from banks....................................................      $       24,834     $         23,789
Federal funds sold.........................................................                 350                  500
Investment and mortgage-backed securities available for sale, at fair
  value....................................................................             321,360              328,455
Investment and mortgage-backed securities, at cost (fair value $166,388 at
  March 31, 2000 and  $171,995 at December 31, 1999).......................             177,552              183,906
Federal Home Loan Bank stock...............................................              27,386               27,024
Loans......................................................................           1,740,434            1,686,695
Allowance for loan losses..................................................             (20,886)             (19,503)
                                                                                 --------------     ----------------
Net loans..................................................................           1,719,548            1,667,192
                                                                                 --------------     ----------------
Accrued interest receivable................................................              14,456               14,628
Premises and equipment, net................................................              20,577               21,064
Other assets...............................................................               8,486               18,242
                                                                                 --------------     ----------------
  Total assets.............................................................      $    2,314,549     $      2,284,800
                                                                                 ==============     ================

Liabilities

Deposits...................................................................      $    1,686,066     $      1,676,148
Borrowings.................................................................             472,000              449,612
Guaranteed preferred beneficial interests in junior subordinated
  debentures...............................................................              30,000               30,000
Accrued interest payable...................................................               4,442                3,631
Other liabilities..........................................................               6,881               15,302
                                                                                 --------------     ----------------
  Total liabilities........................................................           2,199,389            2,174,693
                                                                                 --------------     ----------------
Commitments and contingencies

Stockholders' Equity

Common stock, $.01 par value, authorized 25,000,000 shares, 9,333,333 shares
  issued and outstanding at March 31, 2000 and December 31, 1999...........                  93                   93
Additional paid-in capital.................................................              59,485               59,485
Accumulated other comprehensive income.....................................             (13,474)             (13,419)
Retained earnings-substantially restricted.................................              69,056               63,948
                                                                                 --------------     ----------------
  Total stockholders' equity...............................................             115,160              110,107
                                                                                 --------------     ----------------
  Total liabilities and stockholders' equity...............................      $    2,314,549     $      2,284,800
                                                                                 ==============     ================

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited: Dollars in Thousands, Except for Per Share Data)


                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                            2000                 1999
                                                                       ---------------      --------------
Interest income:
  Loans...........................................................     $        34,786      $       28,967
  Funds sold and securities purchased under agreements to resell..                   4                   3
  Investment and mortgage-backed securities.......................               8,274               8,957
                                                                       ---------------      --------------
     Total interest income........................................              43,064              37,927
                                                                       ---------------      --------------
Interest expense:
  Deposits........................................................              15,860              16,171
  Short-term borrowings...........................................               3,403               1,989
  Guaranteed preferred beneficial interests in junior subordinated
    debentures....................................................                 703                 703
  Long-term borrowings............................................               3,196               3,159
                                                                       ---------------      --------------
     Total interest expense.......................................              23,162              22,022
                                                                       ---------------      --------------
     Net interest income..........................................              19,902              15,905
Provision for loan losses.........................................               1,755                 725
                                                                       ---------------      --------------
     Net interest income after provision for loan losses..........              18,147              15,180
                                                                       ---------------      --------------
Noninterest income:
  Commercial banking fees.........................................                 549                 410
  Service charges on deposit accounts.............................                 223                 182
  Gain on sale of loans, securities and servicing rights..........                 220                   9
  Loan servicing income...........................................                  24                 117
  Miscellaneous income............................................                  16                  (2)
                                                                       ---------------      --------------
     Total noninterest income.....................................               1,032                 716
                                                                       ---------------      --------------
Noninterest expense:
  Personnel.......................................................               5,118               4,677
  Occupancy.......................................................               1,143               1,293
  Data processing.................................................                 542                 487
  Furniture and equipment.........................................                 535                 591
  Professional fees and contracted services.......................                 543                 529
  Deposit insurance...............................................                  85                 235
  Communication...................................................                 121                 102
  Foreclosed assets...............................................                  21                 (15)
  Miscellaneous expenses..........................................               1,637               1,471
                                                                       ---------------      --------------
     Total noninterest expense....................................               9,745               9,370
                                                                       ---------------      --------------
Income before taxes...............................................               9,434               6,526
Income tax expense................................................               3,859               2,598
                                                                       ---------------      --------------
     Net income...................................................     $         5,575      $        3,928
                                                                       ===============      ==============
Basic earnings per share..........................................     $          0.60      $         0.42
                                                                       ===============      ==============
Diluted earnings per share........................................                0.58                0.42
                                                                       ===============      ==============
Dividends declared per share......................................                0.05                   -
                                                                       ===============      ==============

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited: Dollars in Thousands)



                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                              ------------------------------------
                                                                                   2000                  1999
                                                                              --------------        --------------
Operating activities
  Net income.............................................................      $       5,575         $       3,928
  Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
     Provision for loan losses...........................................              1,755                   725
     Decrease (increase) in accrued interest receivable..................                172                   (39)
     Depreciation and amortization of premises and equipment.............                679                   667
     Decrease in other assets............................................              9,783                   840
     (Decrease) increase in other liabilities............................             (8,888)                1,259
     Increase in accrued interest payable................................                811                 1,290
     Gain on sale of loans, securities and other assets..................               (220)                  (29)
     Other, net..........................................................                414                   670
                                                                              --------------        --------------
       Net cash provided by operating activities.........................             10,081                 9,311
                                                                              --------------        --------------
Investing activities
  Investments and mortgage-backed securities held to maturity:
     Principal payments and  maturities..................................              6,760                 2,874
     Purchases...........................................................               (580)                 (815)
  Investments and mortgage-backed securities, available for sale:
     Principal payments and maturities...................................              7,968                14,490
     Purchases...........................................................             (1,448)               (6,012)
  Loans purchased........................................................               (109)                 (123)
  Loans originated, net of principal collections.........................            (60,212)              (31,392)
  Proceeds from sale of loans............................................              6,243                     -
  Purchases of premises and equipment....................................               (154)                 (346)
  Proceeds from sale of other assets.....................................                 40                    84
                                                                              --------------        --------------
       Net cash used in investing activities.............................            (41,492)              (21,240)
                                                                              --------------        --------------

Financing activities
  Net increase in demand deposits, NOW, money market and savings
   accounts..............................................................             43,001                29,333
  Net decrease in time deposits..........................................            (33,083)              (32,361)
  Net increase in borrowings.............................................             22,388                16,723
                                                                              --------------        --------------
       Net cash provided by financing activities.........................             32,306                13,695
                                                                              --------------        --------------
Increase  in cash and cash equivalents...................................                895                 1,766
Cash and cash equivalents at beginning of period.........................             24,289                15,109
                                                                              --------------        --------------
Cash and cash equivalents at end of period...............................     $       25,184        $       16,875
                                                                              ==============        ==============

Supplemental disclosure of cash flow information
     Cash paid during the period for interest............................     $       22,351        $       20,732
     Cash paid during the period for income taxes........................              1,037                 2,264
Supplemental schedule of noncash investing and financing activities
     Real estate acquired through foreclosure............................                 41                    69


   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

   Basis of Presentation

     The Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Income for the three months ended March 31, 2000 and 1999, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 have been prepared by UCBH Holdings, Inc. (the Company) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1999. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.   Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (Dollars in Thousands, except for per share data):



                                         Three Months Ended March 31, 2000     Three Months Ended March 31, 1999
                                       -------------------------------------  ------------------------------------
                                         Income        Shares      Per Share    Income        Shares      Per Share
                                       (Numerator)  (Denominator)    Amount   (Numerator)  (Denominator)   Amount
                                       -----------  -------------  ---------  -----------  ------------   --------
Basic:
  Net Income.......................     $  5,575       9,333,333    $ 0.60    $  3,928       9,333,333    $  0.42
  Dilutive potential common
    shares.........................            -         215,000                     -               -
                                        --------       ---------              --------       ---------
Diluted:
  Net income and assumed
    conversion......................    $  5,575       9,548,333    $ 0.58    $  3,928       9,333,333     $ 0.42
                                        ========       =========              ========       =========

4. Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available- for-sale securities. For the three months ended March 31, 2000, total comprehensive income was $5.5 million, an increase of $3.5 million, or 174.5%, compared to the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 was $5.6 million and unrealized losses on available-for-sale securities increased by $55,000. For the corresponding period of 1999, net income was $3.9 million and unrealized losses on available-for- sale securities increased by $1.9 million.

5. Segment Information

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business into two reportable segments: Commercial Banking and Consumer Banking. Both segments serve all of California's residents. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

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

     The table below presents information about the Company's operating segments for the three months ended March 31, 2000 and 1999:

                                                                         Reconciling
                                            Commercial      Consumer        Items         Total
                                          ------------    ----------     -----------    ----------
                                                           (Dollars in Thousands)

March 31, 2000
     Net interest income..............   $       8,048   $    11,854    $     -        $    19,902
     Segment profit...................           2,329         3,246          -              5,575
     Segment assets...................       1,067,881     1,246,668          -          2,314,549

March 31, 1999
     Net interest income..............   $       5,186   $    10,701    $     -        $    15,887
     Segment profit...................             638         3,290          -              3,928
     Segment assets...................         736,678     1,428,951          -          2,165,629

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's wholly-owned subsidiary, United Commercial Bank's (the "Bank") loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2000 and 1999 and financial condition at March 31, 2000 and at December 31, 1999. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

     Net Income. The consolidated net income of the Company during the three months ended March 31, 2000 increased by $1.6 million, or 41.9%, to $5.6 million, compared to $3.9 million for the corresponding period of the prior year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended March 31, 2000 were 19.86% and 0.97%, respectively. This compares with annualized ROE and ROA ratios of 15.07% and 0.73%, respectively, for the three months ended March 31, 1999. The resulting efficiency ratios were 46.55% for the three months ended March 31, 2000 and 56.37% for the corresponding period for the prior year. Diluted earnings per share were $0.58 for the three months ended March 31, 2000 compared with $0.42 for the comparable period of the preceding year.

     The provision for loan losses of $1.8 million for the three months ended March 31, 2000 is an increase of $1.0 million compared to a provision of $725,000 for the first quarter of 1999. See "Provision for Loan Losses." Noninterest expense for the three months ended March 31, 2000 was $9.7 million, an increase of $375,000 or 4.0%, compared with $9.4 million for the corresponding period in the prior year. Personnel expenses increased to $5.1 million for the three months ended March 31, 2000 compared to $4.7 million for the three months ended March 31, 1999 primarily due to the additional staffing required to support growth of the Bank's commercial banking businesses and personnel wage rate increases.

     Net Interest Income. Net interest income before provision for loan losses of $19.9 million for the three months ended March 31, 2000 represented a $4.0 million, or 25.1%, increase over net interest income of $15.9 million for the three months ended March 31, 1999. This increase was primarily due to a $151.7 million increase in the average balance of interest-earning assets, an increase in the average yield on interest-earning assets, and a lower cost of deposits. The yield on interest-earning assets increased to 7.69% for the three months ended March 31, 2000 from 7.27% for the three months ended March 31, 1999. The cost of deposits decreased to 3.80% for the three months ended March 31, 2000 from 3.97% for the three months ended March 31, 1999.

     Average outstanding loans increased to $1.71 billion for the three months ended March 31, 2000 from $1.48 billion for the three months ended March 31, 1999, an increase of $223.3 million, or 15.0%. Average commercial loans increased $343.1 million while average consumer loans decreased $119.8 million. Average securities decreased to $531.0 million for the three months ended March 31, 2000 from $602.7 million for the three months ended March 31, 1999, a decrease of $71.7 million, or 11.9%. The decrease in average securities resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. The cost of interest-bearing deposits decreased to 3.96% for the first three months of 2000 from 4.09% for the first three months of 1999. In addition, average noninterest-bearing deposits increased to $68.0 million for the first three months of 2000 from $49.0 million for the corresponding period of the prior year.

     Net Interest Margin. The net interest margin, calculated on a fully tax equivalent basis, was 3.60% for the three months ended March 31, 2000 compared with 3.10% for the three months ended March 31, 1999. The increase in the net interest margin resulted primarily from an increase in average interest-earning assets due to continued growth in our commercial loan portfolio, a lower cost of deposits due to significant growth in core deposits, and the improvement in the yield on interest-earning assets.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:


                                                   At          For the Three Months Ended        For the Three Months Ended
                                              March 31, 2000         March 31, 2000                    March 31, 1999
                                              --------------  -----------------------------     ----------------------------
                                                                   (Dollars in Thousands)

                                                                     Interest                           Interest
                                                          Average     Income      Average     Average    Income      Average
                                            Yield/Cost    Balance   or Expense   Yield/Cost   Balance  or Expense   Yield/Cost
                                            ----------    -------   ----------   ----------   -------  ----------   ----------
Interest-earning assets:
  Loans (1).............................        8.33%    $1,707,336  $  34,786       8.15%  $ 1,484,01  $  28,967       7.80%
  Securities............................        6.49        531,021      8,274       6.23      602,707      8,957       5.94
  Other.................................        5.75            295          4       5.42          233          3       4.72
                                                         ----------  ---------              ----------  ---------
Total interest-earning assets...........        7.90      2,238,652     43,064       7.69    2,086,956     37,927       7.27
Noninterest-earning assets..............           -         51,937         -           -       62,710          -          -
                                                         ----------  ---------              ----------  ---------
Total assets............................        7.66     $2,290,589  $  43,064       7.52   $2,149,666  $  37,927       7.05
                                                ----     ==========  ---------       ----   ==========  ---------       ----
Interest-bearing liabilities:
   Deposits:
      NOW, demand deposits and
        money market accounts...........        1.86     $  138,971  $     606       1.74   $  127,896  $     571       1.79
      Savings accounts..................        2.00        272,283      1,480       2.17      232,203      1,265       2.18
      Time deposits.....................        4.85      1,189,068     13,774       4.63    1,221,219     14,335       4.70
                                                         ----------  ---------              ----------  ---------
   Total deposits.......................        4.08      1,600,322     15,860       3.96    1,581,318     16,171       4.09
   Borrowings...........................        5.87        456,737      6,599       5.78      366,715      5,148       5.62
   Guaranteed preferred beneficial
     interests in junior subordinated
     debentures.........................        9.38         30,000        703       9.38       30,000        703       9.38
                                                         ----------  ---------              ----------  ---------
Total interest-bearing liabilities......        4.56      2,087,059     23,162       4.44    1,978,033     22,022       4.45
                                                ----     ----------  ---------       ----   ----------  ---------       ----
Noninterest-bearing deposits............                     67,961                             49,011
Other noninterest-bearing liabilities...                     23,289                             18,356
Stockholders' equity....................                    112,280                            104,266
                                                         ----------                         ----------
Total liabilities and stockholders'
  equity................................                 $2,290,589                         $2,149,666
                                                         ==========                         ==========
Net interest income/interest rate
  spread (2)............................        3.34%                $  19,902       3.26%              $  15,905       2.82%
                                                ====                 ==========      ====               =========       ====
Net interest-earning assets/net interest
  margin (3)............................        3.60%    $  151,593                  3.56%   $ 108,923                  3.04%
                                                ====     ==========                  ====    =========                  ====

Ratio of interest-earning assets to
  interest-bearing liabilities..........        1.06x          1.07x                              1.06x
                                                ====           ====                               ====


-----------------

(1) Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

     Provision for Loan Losses. The provision for loan losses reflects management's judgment of the current period cost associated with credit risk inherent in the Company's loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management's judgment, is adequate to absorb losses inherent in the Company's loan portfolio.

     The provision for loan losses of $1.8 million for the three months ended March 31, 2000 represented an increase of $1.0 million, as compared to a provision of $725,000 for the corresponding period of the prior year. At March 31, 2000, the allowance for loan losses was $20.9 million. Net loan charge-offs were $372,000 for the first three months of 2000 and $418,000 for the first three months of 1999.

     The Bank experienced consistent asset quality during the three months ended March 31, 2000. Nonaccrual loans were $4.6 million at March 31, 2000, consistent with December 31, 1999. For the three months ended March 31, 2000 and 1999, the provision for loan losses was increased to keep pace with the growth in the Bank's loan portfolio, and in particular, growth in commercial loan products. Commercial loan products generally have greater inherent risk than residential mortgage (one to four family) loans.

     Noninterest Income. Noninterest income for the three months ended March 31, 2000 was $1.0 million compared to $716,000 for the three months ended March 31, 1999, an increase of $316,000, or 44.1%. Commercial banking fees increased 33.9% to $549,000 for the three months ended March 31, 2000 as compared to $410,000 for the corresponding period of 1999, as a result of increased commercial banking activities. Service charges on deposit accounts increased 22.5% to $223,000 for the three months ended March 31, 2000 from $182,000 for the corresponding period of 1999.

     Noninterest Expense. Noninterest expense of $9.7 million for the three months ended March 31, 2000 represented growth of $375,000, or 4.0%, compared with $9.4 million for the three months ended at March 31, 1999. Personnel expenses increased to $5.1 million for the three months ended March 31, 2000, from $4.7 million for the corresponding period of 1999, an increase of $441,000 , or 9.4%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business and personnel salary level increases.

     Provision for Income Taxes. The provision for income taxes of $3.9 million and $2.6 million on the income before taxes of $9.4 million and $6.5 million for the three months ended March 31, 2000 and 1999, respectively, represents effective tax rates of 40.9% and 39.8%, respectively.

FINANCIAL CONDITION

     The Company experienced asset growth during the first quarter of 2000. Total assets at March 31, 2000 were $2.31 billion, an increase of $29.7 million, or 1.3%, from $2.28 billion at December 31, 1999. The growth resulted from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio and other assets.

     During the three months ended March 31, 2000 loans increased by $53.7 million, or 3.2%, to $1.74 billion. This growth was led by an increase in commercial loans due to the Bank's continuing focus on originating such loans. Total commercial loans grew to $1.08 billion at March 31, 2000, from $1.01 billion at December 31, 1999. The Bank originated $119.0 million of commercial loans during the three months ended March 31, 2000 as compared with $124.2 million of commercial loan originations in the corresponding period of the previous year. Securities (including available-for-sale and held-to-maturity) totaled $498.9 million at March 31, 2000, a decrease of $13.4 million, or 2.6%, from $512.4 million at December 31, 1999, due to the runoff of existing securities.

     The quality of loans continued to be strong. Total past due loans were 0.68% of total loans at March 31, 2000, compared with 1.12% at December 31, 1999. Nonperforming assets of $5.4 million, or 0.23% of total assets at March 31, 2000, remained consistent with December 31, 1999. The allowance for loan losses was $20.9 million at March 31, 2000, an increase of $1.4 million from $19.5 million at December 31, 1999. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the quarter and increased concentration in commercial loans at March 31, 2000. Commercial loans generally have greater inherent risk than residential mortgage (one to four family) loans.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:


                                                          At March 31, 2000               At December 31, 1999
                                                     ----------------------------     -----------------------------
                                                       Amount              %            Amount              %
                                                     -----------      -----------     -----------      ------------
                                                                         (Dollars in Thousands)
Commercial
     Secured by real estate-nonresidential........   $   469,918            26.98%    $   435,061             25.77%
     Secured by real estate-multifamily...........       443,722            25.47         423,838             25.11
     Construction.................................        95,283             5.47          89,710              5.31
     Commercial business..........................        71,419             4.10          59,332              3.52
                                                     -----------      -----------     -----------      ------------
     Total commercial loans.......................     1,080,342            62.02       1,007,941             59.71
                                                     -----------      -----------     -----------      ------------
Consumer
     Residential mortgage (one to four family)....       647,331            37.16         665,923             39.45
     Other........................................        14,336             0.82          14,248              0.84
                                                     -----------      -----------     -----------      ------------
     Total consumer loans.........................       661,667            37.98         680,171             40.29
                                                     -----------      -----------     -----------      ------------
Total gross loans.................................     1,742,009           100.00%      1,688,112            100.00%
                                                                      ===========                      ============
Net deferred loan origination fees................        (1,575)                          (1,417)
                                                     -----------                      -----------
Loans.............................................     1,740,434                        1,686,695
Allowance for loan losses.........................       (20,886)                         (19,503)
                                                     -----------                      -----------
Net loans.........................................   $ 1,719,548                      $ 1,667,192
                                                     ===========                      ===========

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The majority of residential mortgage (one to four family) loans in the Bank's portfolio are limited documentation for which the Bank requires a higher down payment in return for less written documentation from the borrower. The Bank holds substantially all of its loan originations in portfolio. The Bank has had substantially a very limited amount of net charge-offs on such limited documentation loans since the inception of this program in 1993.

     Due to changing the loan origination focus to commercial loans, the Bank is originating more loans which reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be fixed rate for terms of 15 or 30 years, have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually, or reprice semi-annually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $840.9 million, an increase of $79.0 million, or 10.4%, from $761.9 million at December 31, 1999. Fixed-rate loans at March 31, 2000 were $626.5 million compared with $628.0 million at December 31, 1999, a decrease of $1.5 million, or 0.23%. At March 31, 2000, total gross loans included $274.6 million of intermediate fixed-rate loans compared with $298.3 million at December 31, 1999, a decrease of $23.7 million, or 7.9%.

     The following table shows the Bank's new loan commitments during the periods indicated:


                                                                   For the Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                              2000                   1999
                                                              --------------         --------------
                                                                     (Dollars in Thousands)

Commercial:
  Secured by real estate-nonresidential (1).............       $      48,359          $      44,900
  Secured by real estate-multifamily (1)................              27,020                 28,874
  Construction..........................................              25,126                 32,127
  Commercial business...................................              15,977                 13,751
  Small Business Administration.........................               2,533                  4,544
                                                               -------------          -------------
     Total commercial loans.............................       $     119,015          $     124,196
                                                               -------------          -------------
Consumer:
  Residential mortgage (one to four family) (1).........       $       6,299          $      33,229
  Home equity and other.................................               2,101                  2,664
                                                               -------------          -------------
     Total consumer loans...............................               8,400                 35,893
                                                               -------------          -------------
  Total new commitments.................................       $     127,415          $     160,089
                                                               =============          =============

   (1) For nonresidential, multifamily, and residential mortgage (one to four family) loans, substantially all commitments have been funded.


     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Foreclosures are a normal part of the credit process. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated:


                                                                  At March 31,     At December 31,
                                                                      2000              1999
                                                                 ---------------   ----------------
                                                                        (Dollars in Thousands)

Nonaccrual loans:
     Commercial
         Secured by real estate-nonresidential...............    $     3,545      $       3,806
Construction loans...........................................            104                104
                                                                 -----------      -------------
             Total commercial................................          3,649              3,910
                                                                 -----------      -------------

     Consumer
         Residential mortgage (one to four family)...........            960                722
                                                                 -----------      -------------
             Total consumer..................................            960                722
                                                                 -----------      -------------

             Total nonaccrual loans..........................          4,609              4,632
Other real estate owned ("OREO").............................            750                722
                                                                 -----------      -------------
Total nonperforming assets...................................    $     5,359      $       5,354
                                                                 ===========      =============
Nonperforming assets to total assets.........................           0.23%              0.23%
Nonaccrual loans to total loans..............................           0.26               0.27
Nonperforming assets to total loans and OREO.................           0.31               0.32
Total gross loans............................................    $ 1,740,434      $   1,686,695
                                                                 ===========      =============
Gross income not recognized on nonaccrual loans..............    $       110      $         201
Accruing loans contractually past due 90 days or more........             76                  -

     Total nonperforming assets were $5.4 million at March 31, 2000, consistent with December 31, 1999. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At March 31, 2000, OREO consisted of two properties acquired through foreclosure with a carrying value of $750,000, compared to $722,000 at December 31, 1999.

     The Bank has a risk-rating process to which all loans in the portfolio are subjected. Criticized loans are classified in the following categories:

     "Special Mention": loans that should not yet be adversely classified, but have credit deficiencies or potential weaknesses that warrant attention.

     "Substandard": loans with one or more well-defined weaknesses which have the distinct possibility that some loss will be sustained if the weaknesses are not corrected.

     "Doubtful": loans with the weaknesses of a substandard loan plus such weaknesses which make collection or liquidation in full questionable, based on current information, and have a high probability of loss.

     "Loss": loan considered uncollectible.

     The following table sets forth criticized loans at the dates indicated:



                                                                          At March 31,     At December 31,
                                                                              2000               1999
                                                                        ----------------   ----------------
                                                                                (Dollars in Thousands)


Special mention loans..............................................     $        766       $         833
Substandard and doubtful loans.....................................            6,566              10,889
                                                                        ------------       -------------
  Total criticized loans...........................................     $      7,332       $      11,722
                                                                        ============       =============
Total allowance for loan losses....................................     $     20,886       $      19,503
                                                                        ============       =============
Special mention loans to total loans...............................             0.04%               0.05%
Substandard and doubtful loans to total loans......................             0.38                0.65
Criticized loans to total loans....................................             0.42                0.69
Allowance for loan losses to substandard and doubtful loans........           318.09              179.11
Allowance for loan losses to criticized loans......................           284.86              166.38

     With the exception of the criticized loans described above, management is not aware of any other loans as of March 31, 2000 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their loan repayment schedule, or that would result in such loans being included in the criticized loan table above at some future date.

     The Bank engages an independent loan review firm to examine the classification of our commercial loan portfolio. This firm is comprised of former bank regulators and former bankers. They made no material recommendations for changes to our classifications as a result of their review.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired, restructured loans or OREO in the future.

     Allowance for Loan Losses. The Bank has established a formal process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans in groups. For loans that are analyzed individually, third party information, such as appraisals, may be used to supplement management's analysis. For loans that are analyzed in groups, such as residential mortgage (one to four family) loans, management's analysis consists of reviewing delinquency trends, charge-off experience, current economic conditions, composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank's loan portfolio is subject to an internal asset review function and is examined by the Bank's regulators. The results of these examinations are incorporated into management's assessment of the allowance for loan losses.

     The allowance for loan losses is increased by provisions for loan losses, which are charged against earnings, and reduced by charge-offs, net of any recoveries. Loans are charged off when they are classified as loss either internally or by the Bank's regulators. For any loan that is past due more than 90 days, management will generally charge off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

     While management uses all available evidence in assessing the adequacy of the allowance for loan losses, future additions to the allowance for loan losses will be subject to continuing evaluations of the inherent risk in the portfolio. If the economy declines or asset quality deteriorates, additional provisions for loan losses could be required. Additionally, the Bank's regulators review the adequacy of the allowance for loan losses as part of their examination process and may require the Bank to record additional provisions for loan losses based on their judgment or information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to provide for estimated losses inherent in the Bank's loan portfolio.

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:


                                                    For the Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------    -----------
                                                     (Dollars in Thousands)

Balance at beginning of period..................    $  19,503       $  14,922
Provision for loan losses.......................        1,755             725
Loans charged off...............................         (374)           (418)
Recoveries......................................            2               1
                                                    ---------       ---------

Balance at end of period........................    $  20,886       $  15,230
                                                    =========       =========


Allowance for loan losses to loans..............         1.20%           1.00%

Annualized net charge-offs to average loans.....         0.09            0.11


     Securities. Securities (including available-for-sale and held-to-maturity) decreased during the first three months of 2000 by $13.4 million, or 2.6%, to $498.9 million at March 31, 2000. The decrease in the securities balances resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. This runoff was replaced with new loan originations.

     The following table presents the Bank's securities portfolio on the dates indicated:


                                                                       At March 31, 2000     At December 31, 1999
                                                                       -----------------     --------------------
                                                                     Amortized     Market    Amortized    Market
                                                                       Cost         Value      Cost        Value
                                                                     ---------     -------   ---------    -------
                                                                                (Dollars in Thousands)
Investment securities available for sale:
     Trust Preferred Securities..................................    $ 101,082    $ 89,069  $  103,182   $ 91,270
     Other.......................................................        1,448       1,448           -          -
                                                                     ---------    --------  ----------   --------
         Total investment securities available for sale..........      102,530      90,517     103,182     91,270
                                                                     ---------     -------  ----------   --------
Mortgage-backed securities available for sale:
     GNMA........................................................      100,545      95,700     102,417     97,399
     FNMA........................................................       71,121      67,300      72,698     69,067
     Other.......................................................       70,479      67,843      73,295     70,719
                                                                     ---------     -------   ---------   --------
         Total mortgage-backed securities available for sale.....      242,145     230,843     248,410    237,185
                                                                     ---------     -------   ---------   --------
Total investment and mortgage-backed securities available for
  sale...........................................................    $ 344,675    $321,360  $  351,592   $328,455
                                                                     =========    ========  ==========   ========
Investment securities held to maturity:
     Municipals..................................................    $  43,636    $ 40,097  $   43,633   $ 39,250
                                                                     ---------    --------  ----------   --------
Mortgage-backed securities held to maturity:
     FNMA........................................................       88,711      83,582      91,307     86,395
     FHLMC.......................................................       37,934      35,752      41,848     39,560
     Other.......................................................        7,271       6,957       7,118      6,790
                                                                     ---------    --------  ----------   --------
         Total mortgage-backed securities held to maturity.......      133,916     126,291     140,273    132,745
                                                                     ---------    --------  ----------   --------
Total investment and mortgage-backed securities held to
  maturity.......................................................    $ 177,552    $166,388  $  183,906   $171,995
                                                                     =========    ========  ==========   ========

     As of March 31, 2000, the carrying value of the securities was $522.2 million and the market value was $487.7 million. The total unrealized loss on these securities was $34.5 million. Of this total, $23.3 million relates to securities which are available for sale on which unrealized $23.3 million loss, net of tax of $9.8 million, is included as a reduction of stockholder's equity. The difference between the carrying value and market value aggregating $11.2 million of securities which are held to maturity has not been recognized in the financial statements as of March 31, 2000. The unrealized losses are primarily the result of movements in market interest rates.

     Deposits. Deposits are the Bank's primary source of funds to use in lending and investment activities. Deposit balances were $1.69 billion at March 31, 2000, which represented an increase of $9.9 million, or 0.6% from $1.68 billion at December 31, 1999. Core deposit balances increased by $43.0 million, or 9.4%, during this period, and time deposits decreased by $33.1 million or 2.7%. Core deposits include NOW, demand deposit, money market and savings accounts. At March 31, 2000, 70.3% of our deposits were time deposits, 16.6% were savings accounts, and 13.1% were NOW, demand deposit and money market accounts. By comparison, at December 31, 1999, 72.7% of our deposits were time deposits, 15.7% were savings accounts, and 11.6% were NOW, demand deposits and money market accounts. The Bank's overall cost of deposits rose from 3.80% at December 31, 1999 to 3.91% at March 31, 2000 as a result of increases in market interest rates.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At March 31, 2000, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate average deposit balances comprised less than 15% of the Bank's total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 2000, is $399.4 million of deposits of $100,000 or greater. Such deposits make up 23.7% of total deposits. At March 31, 2000, the Bank had no brokered deposits. Substantially all of the time deposits as of March 31, 2000 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:


                                                              At March 31, 2000         At December 31, 1999
                                                           ------------------------   ------------------------
                                                                       Weighted                      Weighted
                                                           Balance    Average Rate     Balance     Average Rate
                                                           --------   -------------   ---------    -----------
                                                                         (Dollars in Thousands)

NOW, demand deposits and money market accounts..........  $  221,906      1.25%      $  193,995       1.14%
Savings accounts........................................     279,228      2.00          264,138       1.92
Time deposits:
     Less than $100,000.................................     785,483      4.68          821,355       4.50
     $100,000 or greater................................     399,499      5.18          396,660       4.91
                                                          ----------                 ----------
     Total time deposits................................   1,184,932      4.91        1,218,015       4.64
                                                          ----------                 ----------
Total deposits..........................................  $1,686,066      3.91       $1,676,148       3.80
                                                          ==========                 ==========

     Other Borrowings. At March 31, 2000, the Bank had $472.0 million of borrowings outstanding compared with $449.6 million outstanding at December 31, 1999, an increase of $22.4 million, or 5.0%. Advances are obtained from the Federal Home Loan Bank ("FHLB") of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of the Bank's stock in the FHLB of San Francisco and mortgage loans and securities with a market value of at least equal to outstanding advances. At March 31, 2000, the Bank had $462.0 million of advances outstanding from the FHLB of San Francisco, compared with $421.5 million outstanding at December 31, 1999. Included in the $462.0 million of FHLB advances as of March 31, 2000 were $17.0 million of fixed rate advances for ten years. An additional $216.0 million of the advances had ten year terms but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

     The Bank also participates in the Treasury Investment Program with the Federal Reserve Bank of San Francisco ("FRB"), which allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. Borrowings outstanding at March 31, 2000 under this line were $10.0 million.

     The following table sets forth certain information regarding borrowings of the Bank at or for the dates indicated:


                                                                                 At or For the Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------------
                                                                                    2000                 1999
                                                                                -------------       --------------
                                                                                      (Dollars in Thousands)

FHLB of San Francisco advances:
     Average balance outstanding...........................................       $   448,445        $  338,556
     Maximum amount outstanding at any month end...........................           468,000           370,000
     Balance outstanding at end of period..................................           462,000           343,949
     Weighted average interest rate during the period......................              5.68%             5.25%
     Weighted average interest rate at end of period.......................              5.86%             5.13%
     Weighted average remaining term to maturity at end of period
       (in years)..........................................................                 4                 6
FRB direct investment borrowings:
     Average balance outstanding...........................................       $     8,292        $   28,024
     Maximum amount outstanding at any month end...........................            10,000            83,739
     Balance outstanding at end of period..................................            10,000            39,274
     Weighted average interest rate during the period......................              5.29%             4.49%
     Weighted average interest rate at end of period.......................              6.17%             4.84%
     Weighted average remaining term to maturity at end of period
       (in years)..........................................................                 -                 -

Securities sold under agreements to repurchase:
     Average balance outstanding...........................................       $         -        $      136
     Maximum amount outstanding at any month end...........................                 -             1,500
     Balance outstanding at end of period..................................                 -             1,500
     Weighted average interest rate during the period......................                 -              5.41%
     Weighted average interest rate at end of period.......................                 -              5.63%
     Weighted average remaining term to maturity at end of period..........                 -                -

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2000, the Bank met the "Well Capitalized" requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2000 was 11.28%, as compared with 11.29% at December 31, 1999. The ratio of Tier 1 capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2000 was 6.68% compared with 6.58% at December 31, 1999. The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

Year 2000 Compliance

      As of March 31, 2000, all Y2K-sensitive systems were functioning within normal parameters. Total expenditures on the project were less than $500,000. Although the Company has not encountered any significant problems nor incurred significant additional expense in conjunction with the Y2K issue, there can be no assurance that the Company and the Bank will not encounter significant Y2K-related problems and/or cost during the course of 2000 or beyond.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company's exposure to market risk since the information disclosed in the Company's Annual Report dated December 31, 1999 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

PART II- OTHER INFORMATION

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

---------------

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

                                      UCBH HOLDINGS, INC.



Date:  May 3, 2000                    /s/ Thomas S. Wu
                                      ----------------
                                      Thomas S. Wu
                                      President and Chief Executive Officer
                                      (principal executive officer)





Date:  May 3, 2000                    /s/ Jonathan H. Downing
                                      -----------------------
                                      Jonathan H. Downing
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (principal financial officer)