Form 10-Q
period 2000-06-30
UCBH HOLDINGS INC
filed 2000-08-03
CIK 1061580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
             [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       JUNE 30, 2000
                              -------------------------------------------------
                                       OR
     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -----------------------
Commission file number                           0-24947
                      --------------------------------------------------------
                               UCBH HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                             94-3072450
---------------------------------------------------  -------------------------
    (State or other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                      Identification No.)

              711 VAN NESS AVENUE, SAN FRANCISCO, CALIFORNIA 94102
------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (415) 928-0700
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of August 2, 2000, the Registrant had 9,366,833 shares of common stock outstanding.
------------------------------------------------------------------------------

                               UCBH HOLDINGS, INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


     Item 1.  Consolidated Financial Statements.......................................1-3
              Notes to Consolidated Financial Statements..............................4-5
     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................6-17
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings........................................................18
     Item 2.  Changes in Securities and Use of Proceeds................................18
     Item 3.  Defaults Upon Senior Securities..........................................18
     Item 4.  Submission of Matters to a Vote of Security Holders......................18
     Item 5.  Other Information........................................................19
     Item 6.  Exhibits and Reports on Form 8-K.........................................19

SIGNATURES.............................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                   UCBH HOLDINGS, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in Thousands)



                                                                              At June 30,   At December 31,
                                                                                 2000           1999
                                                                              -----------    -----------
                                                                              (unaudited)
ASSETS

Cash and due from banks ......................................................   $    21,413    $    23,789
Federal funds sold ...........................................................           400            500
Investment and mortgage-backed securities available for sale, at fair value...       309,438        328,455
Investment and mortgage-backed securities, at cost (fair value $162,518 at
  June 30, 2000 and $171,995 at December 31, 1999) ...........................       173,248        183,906
Federal Home Loan Bank stock .................................................        28,039         27,024
Loans ........................................................................     1,807,974      1,686,695
Allowance for loan losses ....................................................       (22,521)       (19,503)
                                                                                 -----------    -----------
Net loans ....................................................................     1,785,453      1,667,192
                                                                                 -----------    -----------
Accrued interest receivable ..................................................        16,065         14,628
Premises and equipment, net ..................................................        20,667         21,064
Other assets .................................................................        15,257         18,242
                                                                                 -----------    -----------
  Total assets ...............................................................   $ 2,369,980    $ 2,284,800
                                                                                 ===========    ===========

LIABILITIES

Deposits .....................................................................   $ 1,758,751    $ 1,676,148
Borrowings ...................................................................       451,800        449,612
Guaranteed preferred beneficial interests in junior subordinated debentures...        30,000         30,000
Accrued interest payable .....................................................         4,434          3,631
Other liabilities ............................................................         6,826         15,302
                                                                                 -----------    -----------
  Total liabilities ..........................................................     2,251,811      2,174,693
                                                                                 -----------    -----------
Commitments and contingencies ................................................             -              -

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, authorized 25,000,000 shares, issued and outstanding 9,362,499 shares at June 30, 2000 and 9,333,333 shares at
   December 31, 1999 .........................................................            94             93
Additional paid-in capital ...................................................        59,922         59,485
Accumulated other comprehensive income .......................................       (16,303)       (13,419)
Retained earnings-substantially restricted ...................................        74,456         63,948
                                                                                 -----------    -----------
  Total stockholders' equity .................................................       118,169        110,107
                                                                                 -----------    -----------
  Total liabilities and stockholders' equity .................................   $ 2,369,980    $ 2,284,800
                                                                                 ===========    ===========

                 The accompanying notes are an integral part of these financial statements.



                                               UCBH HOLDINGS, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited: Dollars in Thousands, Except for Per Share Data)


                                                          For the Three Months Ended     For the Six Months Ended
                                                                   June 30,                      June 30,
                                                             2000            1999          2000           1999
                                                          ----------      -----------    ---------     ----------
Interest income:
     Loans............................................   $    37,231     $     29,818   $   72,017    $    58,785
     Funds sold and securities purchased under
       agreements to resell...........................             7                9           10             11
     Investment and mortgage-backed securities........         8,592            8,900       16,866         17,857
                                                          ----------      -----------    ---------     ----------
          Total interest income.......................        45,830           38,727       88,893         76,653
                                                          ----------      -----------    ---------     ----------
Interest expense:
     Deposits.........................................        17,757           15,330       33,617         31,501
     Short-term borrowings............................         3,741            2,266        7,144          4,254
     Guaranteed preferred beneficial interests
           in junior subordinated debentures..........           703              703        1,406          1,406
     Long-term borrowings.............................         3,196            3,194        6,392          6,353
                                                          ----------      -----------    ---------     ----------
          Total interest expense......................        25,397           21,493       48,559         43,514
                                                          ----------      -----------    ---------     ----------
          Net interest income.........................        20,433           17,234       40,334         33,139
Provision for loan losses.............................         1,951            1,278        3,706          2,003
                                                          ----------      -----------    ---------     ----------
     Net interest income after provision for loan
        losses........................................        18,482           15,956       36,628         31,136
                                                          ----------      -----------    ---------     ----------
Noninterest income:
     Commercial banking fees..........................           582              488        1,131            898
     Service charges on deposit accounts..............           297              188          520            370
     Gain on sale of loans, securities and
        servicing rights..............................           217              672          437            680
     Loan servicing fees..............................            41               96           64            213
     Miscellaneous ...................................            12              (8)           29           (11)
                                                          ----------      -----------    ---------     ----------
          Total noninterest income....................         1,149            1,436        2,181          2,150
                                                          ----------      -----------    ---------     ----------
Noninterest expense:
     Personnel........................................         4,886            4,577       10,004          9,254
     Occupancy........................................         1,195            1,175        2,338          2,468
     Data processing..................................           541              472        1,083            959
     Furniture and equipment..........................           566              511        1,101          1,101
     Professional fees and contracted services........           542              604        1,085          1,132
     Deposit insurance................................            86              237          171            472
     Communication....................................           124              115          244            217
     Foreclosed assets................................            29               91           50             76
     Miscellaneous....................................         1,857            1,507        3,494          2,978
                                                          ----------      -----------    ---------     ----------
           Total noninterest expense..................         9,826            9,289       19,570         18,657
                                                          ----------      -----------    ---------     ----------
Income before taxes...................................         9,805            8,103       19,239         14,629
Income tax expense....................................         3,937            3,303        7,797          5,901
                                                          ----------      -----------    ---------     ----------
          Net income..................................   $     5,868     $      4,800   $   11,442    $     8,728
                                                          ==========      ===========    =========     ==========
Basic earnings per share..............................   $      0.63     $       0.51   $     1.22    $      0.94
                                                          ==========      ===========    =========     ==========
Diluted earnings per share............................          0.60             0.50         1.18           0.93
                                                          ==========      ===========    =========     ==========
Dividends declared per share..........................          0.05                -         0.10              -
                                                          ==========      ===========    =========     ==========

                  The accompanying notes are an integral part of these financial statements.

                                       UCBH HOLDINGS, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited: Dollars in Thousands)



                                                                     For the Six Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                          2000        1999
                                                                          ----        ----
OPERATING ACTIVITIES:
  Net income .......................................................   $  11,442    $   8,728
  Adjustments to reconcile net income to net cash provided by
     (used for) operating activities:
     Provision for loan losses .....................................       3,706        2,003
     Increase in accrued interest receivable .......................      (1,437)        (342)
     Depreciation and amortization of premises and equipment .......       1,274        1,184
     Decrease in other assets ......................................       5,065          982
     Decrease in other liabilities .................................      (8,944)      (2,496)
     Increase in accrued interest payable ..........................         803          691
     Gain on sale of loans, securities and other assets ............        (437)        (680)
     Other, net ....................................................         669        1,353
                                                                       ---------    ---------
       Net cash provided by operating activities ...................      12,141       11,423
                                                                       ---------    ---------

INVESTING ACTIVITIES:
  Investments and mortgage-backed securities, available for sale:
     Principal payments and maturities .............................      14,923       25,118
     Purchases .....................................................      (3,348)      (6,012)
     Sales .........................................................       1,816            -
  Investments and mortgage-backed securities held to maturity:
     Principal payments and maturities .............................      10,932        9,859
     Purchases .....................................................        (709)      (3,214)
  Loans purchased ..................................................        (109)        (123)
  Loans originated, net of principal collections ...................    (128,576)    (105,540)
  Proceeds from sale of loans ......................................       6,396        8,042
  Purchases of premises and equipment ..............................        (780)        (227)
  Proceeds from sale of other assets ...............................          76           64
                                                                       ---------    ---------
       Net cash used in investing activities .......................     (99,379)     (72,033)
                                                                       ---------    ---------

FINANCING ACTIVITIES:
  Net increase in demand deposits, NOW, money market and savings
     accounts ......................................................      76,187       40,905
  Net increase (decrease) in time deposits .........................       6,416      (79,193)
  Net increase in borrowings .......................................       2,188      106,039
  Proceeds from issuance of common stock ...........................         438            -
  Payment of cash dividend on common stock .........................        (467)           -
                                                                       ---------    ---------
       Net cash provided by financing activities ...................      84,762       67,751
                                                                       ---------    ---------
Net (decrease) increase in cash and cash equivalents ...............      (2,476)       7,141
Cash and cash equivalents at beginning of period ...................      24,289       15,109
                                                                       ---------    ---------
Cash and cash equivalents at end of period .........................   $  21,813    $  22,250
                                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest ......................   $  47,756    $  42,823
     Cash paid during the period for income taxes ..................      11,199        6,783
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Real estate acquired through foreclosure ......................         176          115
     Securities transferred to held to maturity ....................           -       43,625

          The accompanying notes are an integral part of these financial statements.

                              UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     BASIS OF PRESENTATION

     The Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Income for the three and the six months ended June 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 have been prepared by UCBH Holdings, Inc. (the "Company") and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1999. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

     PRINCIPLES OF CONSOLIDATION AND PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by FAS 138 will become effective for fiscal years beginning after June 15, 2000. SFAS No. 133 defines derivative instruments and requires that they be recognized as assets or liabilities in the statement of financial position, measured at fair value. It further specifies the nature of changes in the fair value of the derivatives which are included in the current period results of operations and those which are included in other comprehensive income. Management has assessed the impact of SFAS No. 133 and determined that adoption will not have a material impact on the financial statements of the Company based on the hedges currently in place.

3.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (dollars in thousands, except for per share data):



                                             Three Months Ended June 30, 2000        Three Months Ended June 30, 1999
                                          ---------------------------------------  ------------------------------------
                                            Income        Shares        Per Share    Income        Shares      Per Share
                                          (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)   Amount
                                          -----------  -------------    ---------  ----------   ------------   --------
Basic:
   Net income..........................  $   5,868         9,349,950   $  0.63    $   4,800        9,333,333  $  0.51
   Dilutive potential common shares....          -           416,966                      -          176,778
                                          -----------  -------------               ---------     ------------

Diluted:
   Net income and assumed conversion...  $   5,868         9,766,916   $  0.60    $   4,800        9,510,111  $  0.50
                                          ===========  =============               =========     ============



                                              Six Months Ended June 30, 2000          Six Months Ended June 30, 1999
                                          ---------------------------------------  -------------------------------------
                                            Income        Shares        Per Share    Income        Shares      Per Share
                                          (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)   Amount
                                          -----------  -------------    ---------  ----------   ------------   ---------
Basic:
   Net income..........................  $     11,442      9,341,642   $  1.22    $     8,728      9,333,333  $  0.94
   Dilutive potential common shares....             -        315,983                        -         88,389
                                          -----------  -------------               ----------   ------------
Diluted:
   Net income and assumed conversion...  $     11,442      9,657,625   $  1.18    $     8,728      9,421,722  $  0.93
                                          ===========  =============               ==========   ============

4.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2000, total comprehensive income was $3.0 million, an increase of $2.9 million, compared to the three months ended June 30, 1999. Net income for the three months ended June 30, 2000 was $5.9 million and unrealized losses on available-for-sale securities increased by $2.8 million. For the corresponding period of 1999, net income was $4.8 million and unrealized losses on available-for-sale securities increased by $4.7 million. For the six months ended June 30, 2000, total comprehensive income was $8.6 million, an increase of $6.4 million, or 304.8%, compared to the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 was $11.4 million and unrealized losses on available-for-sale securities increased by $2.9 million. For the corresponding period of 1999, net income was $8.7 million and unrealized losses on available-for-sale securities increased by $6.6 million.

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

     The table below presents information about the Company's operating segments for the three and the six months ended June 30, 2000 and 1999:



                                                                     Reconciling
                                        Commercial      Consumer        Items         Total
                                      ------------    ----------     -----------    ----------
For the Three Months Ended                             (Dollars in Thousands)
June 30, 2000:
     Net interest income..........   $       8,450   $    11,983    $     -        $    20,433
     Segment profit...............           2,859         3,009          -              5,868
     Segment assets...............       1,160,277     1,209,703          -          2,369,980

June 30, 1999:
     Net interest income..........   $       5,210   $    12,024    $     -        $    17,234
     Segment profit...............           1,105         3,511       184(1)            4,800
     Segment assets...............         851,125     1,364,142          -          2,215,267

For the Six Months Ended
June 30, 2000:
     Net interest income..........   $      16,498   $    23,836    $     -        $    40,334
     Segment profit...............           5,188         6,254          -             11,442
     Segment assets...............       1,160,277     1,209,703          -          2,369,980

June 30, 1999:
     Net interest income..........   $      10,396   $    22,743    $     -        $    33,139
     Segment profit...............           1,743         6,801       184(1)            8,728
     Segment assets...............         851,125     1,364,142          -          2,215,267

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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months and the six months ended June 30, 2000 and 1999 and financial condition at June 30, 2000 and at December 31, 1999. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

     NET INCOME. The consolidated net income of the Company during the three months ended June 30, 2000 increased by $1.1 million, or 22.3%, to $5.9 million, compared to $4.8 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended June 30, 2000 were 20.89% and 1.00%, respectively. This compares with annualized ROE and ROA ratios of 18.15% and 0.88%, respectively, for the three months ended June 30, 1999. The resulting efficiency ratios improved to 45.53% for the three months ended June 30, 2000 compared with 49.75% for the corresponding period of the preceding year. Diluted earnings per common share were $0.60 for the three months ended June 30, 2000 compared with $0.50 for the comparable period of the preceding year.

     The consolidated net income of the Company during the six months ended June 30, 2000 increased by $2.7 million, or 31.1%, to $11.4 million, compared to $8.7 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity and average assets ratios for the six months ended June 30, 2000 were 20.38% and 0.99%, respectively. This compares with annualized ROE and ROA ratios of 16.62% and 0.81%, respectively, for the six months ended June 30, 1999. The resulting efficiency ratios improved to 46.03% for the six months ended June 30, 2000 compared with 52.87% for the corresponding period of the prior year. Diluted earnings per common share were $1.18 for the six months ended June 30, 2000 compared with $0.93 for the comparable period of the preceding year.

     The provision for loan losses of $2.0 million for the three months ended June 30, 2000 is an increase of $673,000 compared to a provision of $1.3 million for the corresponding period of 1999. See "Provision for Loan Losses." Noninterest expense for the three months ended June 30, 2000 was $9.8 million, an increase of $537,000, or 5.8%, compared with $9.3 million for the corresponding period of the prior year. Personnel expenses increased to $4.9 million for the three months ended June 30, 2000 as compared to $4.6 million for the corresponding period of 1999. This increase of $309,000, or 6.8%, resulted from additional staffing required to support growth of the Bank's commercial banking business.

     The provision for loan losses of $3.7 million for the six months ended June 30, 2000 is an increase of $1.7 million compared to a provision of $2.0 million for the corresponding period of 1999. See "Provision for Loan Losses." Noninterest expense for the six months ended June 30, 2000 was $19.6 million, an increase of $913,000, or 4.9%, compared with $18.7 million for the corresponding period of the prior year. Personnel expenses increased to $10.0 million for the six months ended June 30, 2000 from $9.3 million in the same period of 1999. This increase of $750,000, or 8.1%, resulted primarily from additional staffing required to support growth of the Bank's commercial banking business.

     NET INTEREST INCOME. Net interest income before provision for loan losses of $20.4 million for the three months ended June 30, 2000 represented a $3.2 million, or 18.6%, increase over net interest income of $17.2 million for the three months ended June 30, 1999. This increase was primarily due to a $164.1 million growth in the average interest-earning assets and an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased to 8.01% for the three months ended June 30, 2000 from 7.29% for the corresponding period of 1999. The average cost of deposits increased to 4.14% for the three months ended June 30, 2000 from 3.79% for the three months ended June 30, 1999, primarily due to increases in market interest rates. The increase in loans contributed to an increase of $7.1 million in interest on earning assets to $45.8 million for the three months ended June 30, 2000, from $38.7 million for the three months ended June 30, 1999. This compares with an increase of $3.9 million in interest expense, to $25.4 million for the three months ended June 30, 2000 from $21.5 million for the three months ended June 30, 1999.

     Net interest income before provision for loan losses of $40.3 million for the six months ended June 30, 2000 represented a $7.2 million, or 21.7%, increase over net interest income before provision for loan losses of $33.1 million for the six months ended June 30, 1999. This increase was primarily due to a $157.9 million growth in the average interest-earning assets and an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased to 7.85% for the six months ended June 30, 2000 from 7.28% for the corresponding period of 1999. The increase in loans contributed to an increase of $12.2 million in interest on earning assets to $88.9 million for the six months ended June 30, 2000, from $76.7 million for the six months ended June 30, 1999. This compares with an increase of $5.0 million in interest expense to $48.6 million for the six months ended June 30, 2000, from $43.5 million for the six months ended June 30, 1999.

     Average outstanding loans increased to $1.74 billion for the six months ended June 30, 2000 from $1.51 billion for the corresponding period of 1999, an increase of $227.7 million, or 15.1%, as a result of the Bank's continued focus on commercial lending activities. Average commercial loans increased $337.8 million to $1.08 billion for the six months ended June 30, 2000, from $741.0 million for the six months ended June 30, 1999 while average consumer loans decreased $110.1 million to $661.7 million for the six months ended June 30, 2000, from $771.8 million for the six months ended June 30, 1999. Average securities decreased to $523.4 million for the six months ended June 30, 2000 from $593.1 million for the same period of 1999, a decrease of $69.7 million, or 11.7%. The decrease in average securities resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. Average noninterest-bearing deposits increased to $70.6 million for the six months ended June 30, 2000 from $51.3 million for the corresponding period of the prior year.

     NET INTEREST MARGIN. The net interest margin, calculated on a fully tax equivalent basis, was 3.61% for the six months ended June 30, 2000 compared with 3.20% for the corresponding period of 1999. The increase in the net interest margin resulted primarily from an increase in average interest-earning assets due to continued growth in our commercial loan portfolio, a significant increase in core deposits, and the improvement in the yield on interest-earning assets.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:



                                                  At           For the Six Months Ended          For the Six Months Ended
                                             June 30, 2000           June 30, 2000                    June 30, 1999
                                             -------------   -----------------------------     ----------------------------
                                                                                 (Dollars in Thousands)
                                                                        Interest                              Interest
                                                          Average        Income       Average      Average    Income       Average
                                              Yield/Cost  Balance      or Expense   Yield/Cost     Balance   or Expense   Yield/Cost
                                              ----------  -------      ----------   ----------     -------   ----------   ----------
Interest-earning assets:
  Loans (1)..................................     8.50%  $1,740,516    $  72,017       8.28%      $1,512,797  $  58,784      7.77%
  Securities.................................     6.83      523,394       16,866       6.44          593,071     17,857      6.02
  Other......................................     6.38          373           10       5.36              501         12      4.69
                                                         ----------    ---------                  ----------  ---------
Total interest-earning assets................     8.13    2,264,283       88,893       7.85        2,106,369     76,653      7.28
Noninterest-earning assets...................        -       50,208            -          -           57,508          -         -
                                                         ----------    ---------                  ----------  ---------
Total assets.................................     7.96   $2,314,492    $  88,893       7.68       $2,163,877  $  76,653      7.08
                                               -------   ==========    ---------    --------      ==========  ---------    ------
Interest-bearing liabilities:
   Deposits:
      NOW, demand deposits and
        money market accounts................     2.12  $  143,257    $   1,323        1.85        $134,698  $   1,249      1.85
      Savings accounts.......................     2.21     273,347        2,919        2.14         235,234      2,474      2.10
      Time deposits..........................     5.42   1,204,704       29,375        4.88       1,201,979     27,778      4.62
                                                         ---------      --------                  ---------  ---------
   Total deposits............................     4.55   1,621,308       33,617        4.15       1,571,911     31,501      4.01
   Borrowings................................     5.92     458,829       13,536        5.90         388,605     10,608      5.46
   Guaranteed preferred beneficial
   interests in junior subordinated
   debentures................................     9.38      30,000        1,406        9.38          30,000      1,406      9.38
                                                         ---------     --------                   ---------  ---------
Total interest-bearing liabilities...........     4.90   2,110,137       48,559        4.60       1,990,516     43,515      4.37
                                                ------   ---------     --------     --------      ---------  ---------  --------
Noninterest-bearing deposits.................               70,616                                   51,326
Other noninterest-bearing liabilities........               21,429                                   17,002
Stockholders' equity.........................              112,310                                  105,033
                                                        ----------                               ----------
Total liabilities and stockholders' equity...           $2,314,492                               $2,163,877
                                                        ==========                               ==========
Net interest income/interest rate
spread (2)...................................    3.23%                $  40,334        3.25%                 $  33,138      2.91%
                                                ======                 ========        ====                  =========  ========
Net interest-earning assets/net interest
margin (3)...................................    3.57%  $  154,146                     3.56%       $115,853                 3.15%
                                                ======  ==========                     ====      ==========             ========
Ratio of interest-earning assets to
interest-bearing liabilities.................    1.07x       1.07x                                   1.06x
                                                ======  ==========                                   =====

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

     The provision for loan losses of $3.7 million for the six months ended June 30, 2000 represented an increase of $1.7 million as compared to a provision of $2.0 million for the corresponding period of the preceding year. At June 30, 2000, the allowance for loan losses was $22.5 million. Net loan charge-offs were $688,000 for the six months ended June 30, 2000 and $538,000 for the corresponding period of 1999.

     NONINTEREST INCOME. Noninterest income for the three months ended June 30, 2000 was $1.1 million compared to $1.4 million for the corresponding period of 1999, a decrease of $287,000, or 20.0%, primarily as a result of a decrease in the sale of SBA loans. Commercial banking fees increased 19.3% to $582,000 for the three months ended June 30, 2000 as compared to $488,000 for the corresponding period of 1999, as a result of increased commercial banking activities. Service charges on deposit accounts increased 58.0% to $297,000 for the three months ended June 30, 2000 from $188,000 for the corresponding period of 1999.

     Noninterest income for the six months ended June 30, 2000 was $2.2 million, a slight increase of $31,000, or 1.4%, compared to the corresponding period of 1999. Commercial banking fees increased 25.9% to $1.1 million for the six months ended June 30, 2000 as compared to $898,000 for the corresponding period of 1999, as a result of increased commercial banking activities. Service charges on deposit accounts increased 40.5% to $520,000 for the six months ended June 30, 2000 from $370,000 for the corresponding period of 1999.

     NONINTEREST EXPENSE. Noninterest expense of $9.8 million for the three months ended June 30, 2000 represented growth of $537,000, or 5.8%, compared with $9.3 million for the corresponding quarter of 1999. Personnel expenses increased to $4.9 million for the three months ended June 30, 2000, from $4.6 million for the corresponding period of 1999, an increase of $309,000, or 6.8%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business.

     Noninterest expense of $19.6 million for the six months ended June 30, 2000 represented growth of $913,000, or 4.9%, compared with $18.7 million for the corresponding period of 1999. Personnel expenses increased to $10.0 million for the six months ended June 30, 2000, from $9.3 million for the corresponding period of 1999, an increase of $750,000, or 8.1%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business and personnel salary level increases.

     PROVISION FOR INCOME TAXES. The provision for income taxes of $3.9 million and $3.3 million on the income before taxes of $9.8 million and $8.1 million for the three months ended June 30, 2000 and 1999, respectively, represents effective tax rates of 40.2% and 40.8%, respectively.

     The provision for income taxes of $7.8 million and $5.9 million on the income before taxes of $19.2 million and $14.6 million for the six months ended June 30, 2000 and 1999, respectively, represents effective tax rates of 40.5% and 40.3%, respectively.

FINANCIAL CONDITION

     The Company experienced asset growth during the six months ended June 30, 2000. Total assets at June 30, 2000 were $2.37 billion, an increase of $85.2 million, or 3.7%, from $2.28 billion at December 31, 1999. The growth resulted primarily from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio.

     During the six months ended June 30, 2000, loans increased by $121.3 million, or 7.2%, to $1.81 billion. This growth was led by an increase in commercial loans due to the Bank's continuing focus on originating such loans. Total commercial loans grew to $1.17 billion at June 30, 2000, from $1.01 billion at December 31, 1999. Loan originations of $309.1 million for the six months ended June 30, 2000 were comprised of $288.2 million of commercial loans and $20.9 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $482.7 million at June 30, 2000, a decrease of $29.7 million, or 5.8%, from $512.4 million at December 31, 1999, due to the runoff of existing securities.

     The quality of loans continued to be strong. Total past due loans were 0.77% of total loans at June 30, 2000, compared with 1.12% at December 31, 1999. Nonperforming assets of $5.1 million, or 0.22% of total assets at June 30, 2000, compared with nonperforming assets of $5.4 million, or 0.23% of total assets at December 31, 1999. The allowance for loan losses was $22.5 million at June 30, 2000, an increase of $3.0 million from $19.5 million at December 31, 1999. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the six months ended June 30, 2000 and increased concentration in commercial loans. Commercial loans generally have greater inherent risk than residential mortgage (one to four family) loans.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:



                                                           At June 30, 2000               At December 31, 1999
                                                     ----------------------------     -----------------------------
                                                       Amount              %             Amount             %
                                                     -----------      -----------     ------------     ------------
                                                                         (Dollars in Thousands)
Commercial
     Secured by real estate-nonresidential........  $    508,308            28.08%   $     435,061            25.77%
     Secured by real estate-multifamily...........       473,501            26.16          423,838            25.11
     Construction.................................       104,898             5.80           89,710             5.31
     Commercial business..........................        81,620             4.51           59,332             3.52
                                                     -----------      -----------     ------------     ------------
     Total commercial loans.......................     1,168,327            64.55        1,007,941            59.71
                                                     -----------      -----------     ------------     ------------

Consumer
     Residential mortgage (one to four family)....       627,384            34.66          665,923            39.45
     Other........................................        14,211             0.79           14,248             0.84
                                                     -----------      -----------     ------------     ------------
     Total consumer loans.........................       641,595            35.45          680,171            40.29
                                                     -----------      -----------     ------------     ------------
Total gross loans.................................     1,809,922           100.00%       1,688,112           100.00%
                                                                      ===========                      ============
Net deferred loan origination fees................       (1,948)                           (1,417)
                                                     -----------                      ------------
Loans.............................................     1,807,974                         1,686,695
Allowance for loan losses.........................      (22,521)                          (19,503)
                                                     -----------                      ------------

Net loans.........................................  $  1,785,453                     $   1,667,192
                                                     ===========                      ============

         The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage mortgage (one to four family) loans. The Bank holds substantially all of its loan originations in portfolio.

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

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $920.4 million, an increase of $158.5 million, or 20.8%, from $761.9 million at December 31, 1999. Fixed-rate loans at June 30, 2000 were $619.6 million compared with $628.0 million at December 31, 1999, a slight decrease of $8.4 million, or 1.3%. At June 30, 2000, total gross loans included $269.9 million of intermediate fixed-rate loans compared with $298.3 million at December 31, 1999, a decrease of $28.3 million, or 9.5%.

     The following table shows the Bank's new loan commitments during the periods indicated:



                                                                    For the Six Months Ended
                                                                            June 30,
                                                              -------------------------------------
                                                                   2000                   1999
                                                              --------------         --------------
                                                                      (Dollars in Thousands)
Commercial:
  Secured by real estate-nonresidential (1).............     $       100,548        $       136,608
  Secured by real estate-multifamily (1)................              68,221                 64,954
  Construction..........................................              78,912                 76,575
  Commercial business...................................              34,533                 31,922
  Small Business Administration.........................               5,935                  7,601
                                                              --------------         --------------
     Total commercial loans.............................     $       288,149        $       317,660
                                                              --------------         --------------
Consumer:
  Residential mortgage (one to four family) (1).........     $        14,365        $        47,287
  Home equity and other.................................               6,569                  5,121
                                                              --------------         --------------
     Total consumer loans...............................              20,934                 52,408
                                                              --------------         --------------
  Total new commitments.................................     $       309,083        $       370,068
                                                              ==============         ==============


   (1) For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     NONPERFORMING ASSETS AND OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $4.3 million at June 30, 2000 compared to $4.6 million at December 31, 1999. Foreclosures are a normal part of the credit process. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated:



                                                                   At June 30,        At December 31,
                                                                      2000                  1999
                                                                 ---------------      ----------------
                                                                         (Dollars in Thousands)
Nonaccrual loans:
  Commercial

     Secured by real estate-nonresidential...................   $          3,290     $           3,806
     Construction loans......................................                104                   104
                                                                 ---------------      ----------------
             Total commercial................................              3,394                 3,910
                                                                 ---------------      ----------------

   Consumer
     Residential mortgage (one to four family)...............                838                   722
     Other                                                                    31                     -
                                                                 ---------------      ----------------
         Total consumer......................................                869                   722
                                                                 ---------------      ----------------
             Total nonaccrual loans..........................              4,263                 4,632
Other real estate owned ("OREO").............................                842                   722
                                                                 ---------------      ----------------
Total nonperforming assets...................................   $          5,105     $           5,354
                                                                 ===============      ================
Nonperforming assets to total assets.........................               0.22%                 0.23%
Nonaccrual loans to loans....................................               0.24                  0.27
Nonperforming assets to loans and OREO.......................               0.28                  0.32
Loans........................................................   $      1,807,974     $       1,686,695
                                                                 ===============      ================
Gross income not recognized on nonaccrual loans..............   $            191     $             201
Accruing loans contractually past due 90 days or more........              3,146(1)                  -

(1) Loan has subsequently paid off.

     Total nonperforming assets were $5.1 million at June 30, 2000, a decrease of $249,000, or 4.7%, from $5.4 million at December 31, 1999. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At June 30, 2000, OREO consisted of two properties acquired through foreclosure with a carrying value of $842,000, compared to $722,000 at December 31, 1999.

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

     "Loss": loan considered uncollectible.

     The following table sets forth criticized loans at the dates indicated:



                                                                 At June 30,        At December 31,
                                                                    2000                  1999
                                                                 -----------        --------------
                                                                       (Dollars in Thousands)
Special mention loans.........................................  $      4,186       $         833
Substandard and doubtful loans................................         7,884              10,889
                                                                 -----------        ------------
  Total criticized loans......................................  $     12,070       $      11,722
                                                                 ===========        ============
Total allowance for loan losses...............................  $     22,521       $      19,503
                                                                 ===========        ============
Special mention loans to total loans..........................          0.23%               0.05%
Substandard and doubtful loans to total loans.................          0.44                0.65
Criticized loans to total loans...............................          0.67                0.69
Allowance for loan losses to substandard and doubtful loans...        285.65              179.11
Allowance for loan losses to criticized loans.................        186.59              166.38

     With the exception of the criticized loans described above, management is not aware of any other loans as of June 30, 2000 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their loan repayment schedule, or that would result in such loans being included in the criticized loan table above at some future date.

     The Bank engages an independent loan review firm to examine the classification of our commercial loan portfolio. This firm is comprised of former bank regulators and former bankers. They made no material recommendations for changes to our classifications as a result of their review.

     Management cannot predict the extent to which economic conditions in the Bank's market area may worsen or the full impact such conditions may have on the Bank's loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

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

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:



                                                              For the Six Months Ended
                                                                      June 30,
                                                         ---------------------------------
                                                             2000                1999
                                                         ------------       --------------
                                                               (Dollars in Thousands)
Balance at beginning of period.......................   $      19,503      $        14,922
Provision for loan losses............................           3,706                2,003
Loans charged off....................................           (696)                (549)
Recoveries...........................................               8                   11
                                                         ------------       --------------

Balance at end of period.............................   $      22,521      $        16,387
                                                         ============       ==============

Allowance for loan losses to loans...................            1.25%                1.03%

Annualized net charge-offs to average loans.........             0.08                 0.07

     SECURITIES. Securities (including available-for-sale and held-to-maturity) decreased during the six months of 2000 by $29.7 million, or 5.8%, to $482.7 million at June 30, 2000. The decrease in the securities balances resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. This runoff was replaced with new loan originations.

     The following table presents the Bank's securities portfolio on the dates indicated:



                                                                           At June 30, 2000       At December 31, 1999
                                                                        ----------------------   ----------------------
                                                                        Amortized      Market     Amortized     Market
                                                                           Cost        Value        Cost        Value
                                                                        ----------    --------   -----------   --------
                                                                                   (Dollars in Thousands)

Investment securities available for sale:
     Trust Preferred Securities.....................................   $   101,810   $  84,313  $    103,182  $  91,270
     Other..........................................................           900         900             -          -
                                                                        ----------    --------   -----------   --------
         Total investment securities available for sale.............       102,710      85,213       103,182     91,270
                                                                        ----------    --------   -----------   --------
Mortgage-backed securities available for sale:
     GNMA...........................................................        97,687      93,319       102,417     97,399
     FNMA...........................................................        69,154      65,333        72,698     69,067
     Other..........................................................        67,995      65,573        73,295     70,719
                                                                        ----------    --------   -----------   --------
         Total mortgage-backed securities available for sale........       234,836     224,225       248,410    237,185
                                                                        ----------    --------   -----------   --------
Total investment and mortgage-backed securities available for sale...  $   337,546   $ 309,438  $    351,592  $ 328,455
                                                                        ==========    ========   ===========   ========

Investment securities held to maturity:
     Municipals.....................................................   $    43,640   $  40,555  $     43,633  $  39,250
                                                                        ----------    --------   -----------   --------

Mortgage-backed securities held to maturity:
     FNMA...........................................................        85,442      80,413        91,307     86,395
     FHLMC..........................................................        37,560      35,210        41,848     39,560
     Other..........................................................         6,606       6,340         7,118      6,790
                                                                        ----------    --------   -----------   --------
         Total mortgage-backed securities held to maturity..........       129,608     121,963       140,273    132,745
                                                                        ----------    --------   -----------   --------
Total investment and mortgage-backed securities held to maturity....   $   173,248   $ 162,518  $    183,906  $ 171,995
                                                                        ==========    ========   ===========   ========

     As of June 30, 2000, the carrying value of the securities was $510.8 million and the market value was $472.0 million. The total unrealized loss on these securities was $38.8 million. Of this total, $28.1 million relates to securities which are available for sale on which unrealized $28.1 million loss, net of tax of $11.8 million, is included as a reduction of stockholders' equity. The difference between the carrying value and market value aggregating $10.7 million of securities which are held to maturity has not been recognized in the financial statements as of June 30, 2000. The unrealized losses are primarily the result of movements in market interest rates.

     DEPOSITS. Deposits are the Bank's primary source of funds to use in lending and investment activities. Deposit balances were $1.76 billion at June 30, 2000, which represented an increase of $82.6 million, or 4.9%, from $1.68 billion at December 31, 1999. Core deposit balances increased by $76.2 million, or 16.6%, during this period reflecting management's continued focus on the generation of core deposits, and time deposits increased by $6.4 million, or 0.5%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. At June 30, 2000, 69.6% of our deposits were time deposits, 17.7% were savings accounts, and 12.7% were NOW, demand deposit and money market accounts. By comparison, at December 31, 1999, 72.7% of our deposits were time deposits, 15.7% were savings accounts, and 11.6% were NOW, demand deposits and money market accounts. The Bank's overall cost of deposits rose from 3.80% at December 31, 1999 to 4.33% at June 30, 2000 as a result of increases in market interest rates.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At June 30, 2000, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate average deposit balances comprised less than 15% of the Bank's total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of June 30, 2000, is $439.0 million of deposits of $100,000 or greater. Such deposits make up 25.0% of total deposits. At June 30, 2000, the Bank had no brokered deposits. Substantially all of the time deposits as of June 30, 2000 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:


                                                            At June 30, 2000          At December 31, 1999
                                                        -------------------------   -------------------------
                                                                     Weighted                      Weighted
                                                         Balance    Average Rate      Balance     Average Rate
                                                        ---------   -------------   ----------    -------------
                                                                       (Dollars in Thousands)

NOW, demand deposits and money market accounts.......  $  223,635       1.34%      $   193,995       1.14%
Savings accounts.....................................     310,685       2.21           264,138       1.92
Time deposits:

     Less than $100,000..............................     785,470       5.21           821,355       4.50
     $100,000 or greater.............................     438,961       5.79           396,660       4.91
                                                        ---------                   ----------
     Total time deposits.............................   1,224,431       5.42         1,218,015       4.64
                                                        ---------                   ----------
Total deposits.......................................  $1,758,751       4.33       $ 1,676,148       3.80
                                                        =========                   ==========

     OTHER BORROWINGS. At June 30, 2000, the Bank had $451.8 million of borrowings outstanding compared with $449.6 million outstanding at December 31, 1999, an increase of $2.2 million, or 0.5%. Advances are obtained from the Federal Home Loan Bank ("FHLB") of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of the Bank's stock in the FHLB of San Francisco and mortgage loans and securities with a market value of at least equal to outstanding advances. At June 30, 2000, the Bank had $441.8 million of advances outstanding from the FHLB of San Francisco, compared with $421.5 million outstanding at December 31, 1999. Included in the $441.8 million of FHLB advances as of June 30, 2000 were $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at its option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

     The Bank also participates in the Treasury Investment Program with the Federal Reserve Bank of San Francisco ("FRB"), which allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. Borrowings outstanding at June 30, 2000 under this line were $10.0 million.

     The following table sets forth certain information regarding borrowings of the Bank at or for the dates indicated:



                                                                          At or For the Six Months Ended
                                                                                    June 30,
                                                                             ------------------------
                                                                                 2000       1999
                                                                             -----------  -----------
                                                                             (Dollars in Thousands)

FHLB of San Francisco advances:
     Average balance outstanding ..............................................   $451,281    $355,662
     Maximum amount outstanding at any month end ..............................    472,000     429,000
     Balance outstanding at end of period .....................................    441,800     429,000
     Weighted average interest rate during the period .........................       5.80%       5.26%
     Weighted average interest rate at end of period ..........................       6.03%       5.33%
     Weighted average remaining term to maturity at end of period (in years)...          4           5
FRB direct investment borrowings:
     Average balance outstanding ..............................................   $  7,548    $ 32,725
     Maximum amount outstanding at any month end ..............................     10,000      83,739
     Balance outstanding at end of period .....................................     10,000      45,039
     Weighted average interest rate during the period .........................       5.65%       4.53%
     Weighted average interest rate at end of period ..........................       6.86%       4.95%
     Weighted average remaining term to maturity at end of period (in years)...          -           -

Securities sold under agreements to repurchase:
     Average balance outstanding ..............................................   $      -    $    218
     Maximum amount outstanding at any month end ..............................          -       1,500
     Balance outstanding at end of period .....................................          -           -
     Weighted average interest rate during the period .........................          -        5.40%
     Weighted average interest rate at end of period ..........................          -           -
     Weighted average remaining term to maturity at end of period .............          -           -

     REGULATORY CAPITAL. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2000, the Bank met the "Well Capitalized" requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2000 was 11.12%, as compared with 11.29% at December 31, 1999. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at June 30, 2000 was 6.75% compared with 6.58% at December 31, 1999. The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

YEAR 2000 COMPLIANCE

      As of June 30, 2000, all Y2K-sensitive systems were functioning within normal parameters. Total expenditures on the project were less than $500,000. Although the Company has not encountered any significant problems nor incurred significant additional expense in conjunction with the Y2K issue, there can be no assurance that the Company and the Bank will not encounter significant Y2K-related problems and/or cost during the course of 2000 or beyond.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 27, 2000, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company and for the ratification of PricewaterhouseCoopers LLP as the Company's independent accountants.


                                                          Number              Number
                                                         of Votes            of Votes            Broker
                                                           For               Withheld           Non-Votes
                                                      --------------      --------------     ---------------
1.    Election of Directors of the Company
      For a two-year term:
         Li-Lin Ko                                      7,330,554             10,600                -

      For three-year terms:
         Jonathan H. Downing                            6,809,173            531,981                -
         Sau-wing Lam                                   7,319,854             21,300                -


      Messrs. Lam and Downing were elected for terms which expire in 2003. Ms. Ko was appointed by the Board of Directors to fill the vacancy on the Board resulting from the retirement of Mr. Robert Fell, effective December 31, 1999, and was elected for a term which expires in 2002. The continuing directors on the Board consist of Mr. Thomas S. Wu and Dr. Godwin Wong, whose terms expire in 2001, and Mr. Ronald McMeekin, whose term expires in 2002.


                                                        Number of             Number            Number of
                                                          Votes              of Votes             Votes              Broker
                                                           For               Against           Abstaining           Non-Votes
                                                      --------------      --------------     ---------------     ---------------
2.    Ratification of PricewaterhouseCoopers LLP
      as the Company's independent accountants          7,334,559             3,150               3,445                 -


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

                                   UCBH HOLDINGS, INC.

Date:    August 3, 2000            /S/ THOMAS S. WU
                                   --------------------------------------------
                                   Thomas S. Wu
                                   President and Chief Executive Officer
                                   (principal executive officer)

Date:    August 3, 2000            /S/ JONATHAN H. DOWNING
                                   --------------------------------------------
                                   Jonathan H. Downing
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)