Form 10-Q
period 2000-09-30
UCBH HOLDINGS INC
filed 2000-11-01
CIK 1061580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR
             [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to
Commission file number                                         0-24947
                       ---------------------------------------------------------

                               UCBH HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                        94-3072450
------------------------------------      --------------------------------------
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


-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

         As of October 31, 2000, the Registrant had 9,368,301 shares of common stock outstanding.

                                                   UCBH HOLDINGS, INC.
                                                    TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements..............................................................1-3
              Notes to Consolidated Financial Statements.....................................................4-6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................6-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................17

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................................................18
     Item 2.  Changes in Securities and Use of Proceeds.......................................................18
     Item 3.  Defaults Upon Senior Securities.................................................................18
     Item 4.  Submission of Matters to a Vote of Security Holders.............................................18
     Item 5.  Other Information...............................................................................18
     Item 6.  Exhibits and Reports on Form 8-K................................................................18

SIGNATURES....................................................................................................19


                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                             UCBH HOLDINGS, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                            (Dollars in Thousands)


                                                                            At September 30,        At December 31,
                                                                                  2000                   1999
                                                                           ---------------      ---------------
                                                                            (unaudited)

ASSETS

Cash and due from banks...............................................   $         28,763     $         23,789
Federal funds sold....................................................              1,140                  500
Investment and mortgage-backed securities available for sale, at fair
     value............................................................            305,113              328,455
Investment and mortgage-backed securities, at cost (fair value $155,534
     at September 30, 2000 and $171,995 at December 31, 1999).........            163,838              183,906
Federal Home Loan Bank Stock .........................................             19,984               27,024
Loans.................................................................          1,865,185            1,686,695
Allowance for loan losses.............................................           (25,796)             (19,503)
                                                                           ---------------      ---------------
Net loans.............................................................          1,839,389            1,667,192
                                                                           ---------------      ---------------
Accrued interest receivable...........................................             16,193               14,628
Premises and equipment, net...........................................             20,237               21,064
Other assets..........................................................             12,728               18,242
                                                                           ---------------      ---------------
     Total assets.....................................................   $      2,407,385     $      2,284,800
                                                                           ===============      ===============

LIABILITIES

Deposits..............................................................   $      1,895,164     $      1,676,148
Borrowings............................................................            341,608              449,612
Guaranteed preferred beneficial interests in junior subordinated
     debentures.......................................................             30,000               30,000
Accrued interest payable..............................................              5,574                3,631
Other liabilities.....................................................              8,896               15,302
                                                                           ---------------      ---------------
     Total liabilities................................................          2,281,242            2,174,693
                                                                           ---------------      ---------------

Commitments and contingencies                                                           -                    -

STOCKHOLDERS' EQUITY

Common stock, $.01 par value, authorized 25,000,000 shares, shares issued and outstanding 9,367,967 at September 30, 2000 and
     9,333,333 at December 31, 1999...................................                 94                   93
Additional paid-in capital............................................             60,004               59,485
Accumulated other comprehensive income................................           (14,170)             (13,419)
Retained earnings-substantially restricted............................             80,215               63,948
                                                                           ---------------      ---------------
     Total stockholders' equity.......................................            126,143              110,107
                                                                           ---------------      ---------------
     Total liabilities and stockholders' equity.......................   $      2,407,385     $      2,284,800
                                                                           ===============      ===============

                  The accompanying notes are an integral part of these financial statements.






                                                         UCBH HOLDINGS, INC.
                                              CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited: Dollars in Thousands, Except for Per Share Data)

                                                     For the Three Months Ended                For the Nine Months Ended
                                                            September 30,                            September 30,
                                                  ----------------------------------       -----------------------------------
                                                      2000                 1999                2000                 1999
                                                  -------------        -------------       --------------       --------------

Interest income:
     Loans..................................    $       39,342       $       31,774      $       111,359      $        90,559
     Funds sold and securities purchased under
        agreements to resell................                12                    8                   22                   20
     Investment and mortgage-backed
        securities..........................             8,820                8,630               25,686               26,487
                                                  -------------        -------------       --------------       --------------
          Total interest income.............            48,174               40,412              137,067              117,066
                                                  -------------        -------------       --------------       --------------
Interest expense:
     Deposits...............................            20,438               14,879               54,055               46,380
     Short-term borrowings..................             2,796                3,145                9,941                7,399
     Guaranteed preferred beneficial interests
        in junior subordinated debentures...               703                  703                2,109                2,109
     Long-term borrowings...................             3,231                3,229                9,622                9,582
                                                  -------------        -------------       --------------       --------------
          Total interest expense............            27,168               21,956               75,727               65,470
                                                  -------------        -------------       --------------       --------------
          Net interest income...............            21,006               18,456               61,340               51,596
Provision for loan losses...................             2,862                1,475                6,568                3,478
                                                  -------------        -------------       --------------       --------------
     Net interest income after provision for
     loan losses............................            18,144               16,981               54,772               48,118
                                                  -------------        -------------       --------------       --------------
Noninterest income:
     Commercial banking fees................               679                  577                1,810                1,475
     Service charges on deposit accounts....               237                  257                  757                  627
     Gain on sale of loans, securities and
        servicing rights....................               239                   54                  676                  734
     Loan servicing fees....................                68                   97                  133                  310
     Miscellaneous..........................                 8                   12                   36                    2
                                                  -------------        -------------       --------------       --------------
          Total noninterest income..........             1,231                  997                3,412                3,148
                                                  -------------        -------------       --------------       --------------
Noninterest expense:
     Personnel..............................             5,021                4,601               15,025               13,856
     Occupancy..............................             1,314                1,248                3,652                3,716
     Data processing........................               581                  549                1,664                1,508
     Furniture and equipment................               565                  523                1,666                1,625
     Professional fees and contracted services             552                  537                1,637                1,669
     Deposit insurance......................                85                  233                  257                  705
     Communication..........................               101                  115                  345                  332
     Foreclosed assets......................               (8)                    4                   43                   80
     Miscellaneous..........................             1,888                1,574                5,381                4,552
                                                  -------------        -------------       --------------       --------------
           Total noninterest expense........            10,099                9,384               29,670               28,043
                                                  -------------        -------------       --------------       --------------
Income before taxes.........................             9,276                8,594               28,514               23,223
Income tax expense..........................             3,048                3,506               10,844                9,407
                                                  -------------        -------------       --------------       --------------
          Net income........................    $        6,228       $        5,088      $        17,670      $        13,816
                                                  =============        =============       ==============       ==============

Basic earnings per share....................    $         0.66       $         0.55      $          1.89      $          1.48
                                                  =============        =============       ==============       ==============
Diluted earnings per share..................    $         0.64       $         0.53      $          1.82      $          1.46
                                                  =============        =============       ==============       ==============
Dividends declared per share................    $         0.05       $            -      $          0.15      $             -
                                                  =============        =============       ==============       ==============

                 The accompanying notes are an integral part of these financial statements.




                                                UCBH HOLDINGS, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited: Dollars in Thousands)

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                               -----------------------------------
                                                                                    2000                1999
                                                                               ---------------      --------------

  OPERATING ACTIVITIES:
    Net income..........................................................     $         17,670     $        13,816
    Adjustments to reconcile net income to net cash provided by (used for)
     operating activities:
       Provision for loan losses........................................                6,568               3,478
       Increase in accrued interest receivable..........................               (1,565)               (539)
       Depreciation and amortization of premises and equipment..........                1,912               1,979
       Decrease in other assets.........................................                5,930                 528
       (Decrease) increase in other liabilities.........................               (6,874)              2,313
       Increase in accrued interest payable.............................                1,943               1,551
       Gain on sale of loans, securities and other assets...............                 (676)               (734)
       Other, net.......................................................                  500               2,120
                                                                               ---------------      --------------
           Net cash provided by operating activities....................     $         25,408     $        24,512
                                                                               ---------------      --------------

  INVESTING ACTIVITIES:
    Investments and mortgage-backed securities, available for sale:
       Principal payments and maturities................................     $         22,297     $        13,832
       Purchases........................................................               (3,348)             (4,773)
       Sales............................................................                2,321                   -
    Investments and mortgage-backed securities held to maturity:
       Principal payments and maturities................................               29,571              33,451
       Purchases........................................................               (1,636)             (6,012)
    Loans originated and purchased, net of principal collections........             (191,372)           (160,901)
    Proceeds from sale of loans.........................................               12,478               9,544
    Purchases of premises and equipment.................................                 (923)             (1,070)
    Proceeds from sale of other assets..................................                  221                 166
                                                                               ---------------      --------------
       Net cash used in investing activities............................     $       (130,391)     $     (115,763)
                                                                               ---------------      --------------
  FINANCING ACTIVITIES
    Net increase in demand deposits, NOW, money market and savings
       accounts.........................................................              138,319              71,035
    Net increase (decrease) in time deposits............................               80,697             (66,817)
    Net (decrease) increase in borrowings...............................             (108,004)             91,405
    Proceeds from issuance of common stock..............................                  520                   -
    Payment of cash dividend on common stock............................                 (935)                  -
                                                                               ---------------      --------------
      Net cash provided by financing activities.........................     $        110,597     $        95,623
                                                                               ---------------      --------------

  Net (decrease) increase in cash and cash equivalents..................                5,614               4,372
  Cash and cash equivalents at beginning of period......................               24,289              15,109
                                                                               ---------------      --------------
  Cash and cash equivalents at end of period............................     $         29,903     $        19,481
                                                                               ===============      ==============
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest.........................     $         73,784     $        63,919
       Cash paid during the period for income taxes.....................               11,230               6,928

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       Real estate acquired through foreclosure.........................                  268                 115
       Securities transferred to held to maturity.......................                    -              43,624

                       The accompanying notes are an integral part of these financial statements.


                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     BASIS OF PRESENTATION

     The Consolidated Balance Sheet as of September 30, 2000, the Consolidated Statements of Income for the three and the nine months ended September 30, 2000 and 1999, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 have been prepared by UCBH Holdings, Inc. (the "Company") and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 1999. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     In September 2000, the FASB issued Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The new Statement replaces Statement 125, issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without reconsideration.

     This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. This Statement is to be applied prospectively with certain exceptions.

     Implementation of FASB Statement No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

3.   EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (dollars in thousands, except for per share data):


                                             Three Months Ended September 30, 2000   Three Months Ended September 30, 1999
                                             --------------------------------------- --------------------------------------
                                               Income        Shares      Per Share       Income        Shares     Per Share
                                             (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)   Amount
                                             ------------ -------------    --------- ------------ -------------   ---------

Basic:
     Net income..........................   $      6,228     9,365,533    $  0.66   $      5,088     9,333,333   $  0.55
     Dilutive potential common shares....              -       416,740                         -       215,000
                                             ------------ -------------              ------------ -------------
Diluted:
     Net income and assumed conversion...   $      6,228     9,782,273    $  0.64   $      5,088     9,548,333   $  0.53
                                             ============ =============              ============ =============


                                              Nine Months Ended September 30, 2000    Nine Months Ended September 30, 1999
                                             --------------------------------------- --------------------------------------
                                               Income         Shares       Per Share    Income        Shares      Per Share
                                             (Numerator)  (Denominator)     Amount   (Numerator)   (Denominator)   Amount
                                             ------------ -------------    --------- ------------ -------------   ---------
Basic:
     Net income..........................   $     17,670     9,349,605    $  1.89   $     13,816     9,333,333   $  1.48
     Dilutive potential common shares....              -       349,569                         -       130,593
                                             ------------ -------------              ------------ -------------
Diluted:
     Net income and assumed conversion...   $     17,670     9,699,174    $  1.82   $     13,816     9,463,926   $  1.46
                                             ============ =============              ============ =============


4.   COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 2000, total comprehensive income was $8.4 million, an increase of $6.7 million, compared to the three months ended September 30, 1999. Net income for the three months ended September 30, 2000 was $6.2 million and unrealized losses on available-for-sale securities decreased by $2.1 million. For the corresponding period of 1999, net income was $5.1 million and unrealized losses on available-for-sale securities increased by $3.4 million. For the nine months ended September 30, 2000, total comprehensive income was $16.9 million, an increase of $13.1 million, or 346.8%, compared to the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was $17.7 million and unrealized losses on available-for-sale securities increased by $751,000. For the corresponding period of 1999, net income was $13.8 million and unrealized losses on available-for-sale securities increased by $10.0 million.

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

     The table below presents information about the Company's operating segments for the three and the nine months ended September 30, 2000 and 1999:


                                                                                 Reconciling
                                                   Commercial      Consumer        Items          Total
                                                  -------------   -----------    ------------    ----------
                                                                   (Dollars in Thousands)

         For the Three Months Ended
         September 30, 2000:
             Net interest income.............    $       9,465   $    11,541    $     -         $   21,006
             Segment profit..................            2,911         3,317          -              6,228
             Segment assets..................        1,230,498     1,176,887          -          2,407,385

         September 30, 1999:
             Net interest income.............    $       6,016   $    12,441    $     -         $   18,457
             Segment profit..................            1,320         3,768          -              5,088
             Segment assets..................          930,158     1,320,490          -          2,250,648

         For the Nine Months Ended
         September 30, 2000:
             Net interest income.............    $      25,963   $    35,377    $     -         $   61,340
             Segment profit..................            8,099         9,571          -             17,670
             Segment assets..................        1,230,498     1,176,887          -          2,407,385

         September 30, 1999:
             Net interest income.............    $      16,412   $    35,184    $     -         $   51,596
             Segment profit..................            3,063        10,569       184 (1)          13,816
             Segment assets..................          930,158     1,320,490          -          2,250,648

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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months and the nine months ended September 30, 2000 and 1999 and financial condition at September 30, 2000 and at December 31, 1999. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

     NET INCOME. The consolidated net income of the Company during the three months ended September 30, 2000 increased by $1.1 million, or 22.4%, to $6.2 million, compared to $5.1 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended September 30, 2000 were 21.29% and 1.04%, respectively. This compares with annualized ROE and ROA ratios of 19.43% and 0.91%, respectively, for the three months ended September 30, 1999. The resulting efficiency ratios improved to 45.42% for the three months ended September 30, 2000 compared with 48.24% for the corresponding period of the preceding year. Diluted earnings per common share were $0.64 for the three months ended September 30, 2000 compared with $0.53 for the comparable period of the preceding year.

     The consolidated net income of the Company during the nine months ended September 30, 2000 increased by $3.9 million, or 27.9%, to $17.7 million, compared to $13.8 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity and average assets ratios for the nine months ended September 30, 2000 were 20.69% and 1.01%, respectively. This compares with annualized ROE and ROA ratios of 17.55% and 0.84%, respectively, for the nine months ended September 30, 1999. The resulting efficiency ratios improved to 45.82% for the nine months ended September 30, 2000 compared with 51.23% for the corresponding period of the prior year. Diluted earnings per common share were $1.82 for the nine months ended September 30, 2000 compared with $1.46 for the comparable period of the preceding year.

     The provision for loan losses of $2.9 million for the three months ended September 30, 2000 is an increase of $1.4 million compared to a provision of $1.5 million for the corresponding period of 1999. See "Provision for Loan Losses." Noninterest expense for the three months ended September 30, 2000 was $10.1 million, an increase of $715,000, or 7.6%, compared with $9.4 million for the corresponding period of the prior year.

     The provision for loan losses of $6.6 million for the nine months ended September 30, 2000 is an increase of $3.1 million compared to a provision of $3.5 million for the corresponding period of 1999. See "Provision for Loan Losses." Noninterest expense for the nine months ended September 30, 2000 was $29.7 million, an increase of $1.6 million, or 5.8%, compared with $28.0 million for the corresponding period of the prior year.

     NET INTEREST INCOME. Net interest income before provision for loan losses of $21.0 million for the three months ended September 30, 2000 represented a $2.6 million, or 13.8%, increase over net interest income of $18.5 million for the three months ended September 30, 1999. This increase was primarily due to $162.7 million growth in the average interest-earning assets and an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased to 8.25% for the three months ended September 30, 2000 from 7.44% for the corresponding period of 1999. The average cost of deposits increased to 4.50% for the three months ended September 30, 2000 from 3.69% for the three months ended September 30, 1999, primarily due to increases in market interest rates. The increase in loans contributed to an increase of $7.8 million in interest on earning assets to $48.2 million for the three months ended September 30, 2000, from $40.4 million for the three months ended September 30, 1999. This compares with an increase of $5.2 million in interest expense, to $27.2 million for the three months ended September 30, 2000 from $22.0 million for the three months ended September 30, 1999.

     Net interest income before provision for loan losses of $61.3 million for the nine months ended September 30, 2000 represented a $9.7 million, or 18.9%, increase over net interest income before provision for loan losses of $51.6 million for the nine months ended September 30, 1999. This increase was primarily due to $159.5 million growth in the average interest-earning assets and an increase in the average yield on interest-earning assets. The yield on interest-earning assets increased to 7.99% for the nine months ended September 30, 2000 from 7.33% for the corresponding period of 1999. The increase in loans contributed to an increase of $20.0 million in interest on earning assets to $137.1 million for the nine months ended September 30, 2000, from $117.1 million for the nine months ended September 30, 1999. This compares with an increase of $10.3 million in interest expense to $75.7 million for the nine months ended September 30, 2000, from $65.5 million for the nine months ended September 30, 1999.

     Average outstanding loans increased to $1.77 billion for the nine months ended September 30, 2000 from $1.55 billion for the corresponding period of 1999, an increase of $224.5 million, or 14.5%, as a result of the Bank's continued focus on commercial lending activities. Average commercial loans increased $325.8 million to $1.12 billion for the nine months ended September 30, 2000, from $792.1 million for the nine months ended September 30,

1999 while average consumer loans decreased $101.3 million to $652.4 million for the nine months ended September 30, 2000, from $753.6 million for the nine months ended September 30, 1999. Average securities decreased to $517.3 million for the nine months ended September 30, 2000 from $582.3 million for the same period of 1999, a decrease of $65.0 million, or 11.2%. The decrease in average securities resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. Average noninterest-bearing deposits increased to $72.7 million for the nine months ended September 30, 2000 from $52.7 million for the corresponding period of the prior year, representing an increase of $20.0 million, or 38.0%.

     NET INTEREST MARGIN. The net interest margin, calculated on a fully tax equivalent basis, improved to 3.61% for the nine months ended September 30, 2000, from 3.28% for the corresponding period of 1999. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio, a reduction in our securities portfolio and a significant increase in core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:




                                                  At
                                             September 30,     For the Nine Months Ended        For the Nine Months Ended
                                                 2000              September 30, 2000               September 30, 1999
                                             -------------   ------------------------------    -----------------------------
                                                                                  (Dollars in Thousands)

                                                                         Interest                            Interest
                                                             Average      Income     Average     Average      Income   Average
                                              Yield/Cost     Balance    or Expense  Yield/Cost   Balance    or Expense Yield/Cost
                                              ----------     -------    ----------  ----------   -------    ---------- --------
Interest-earning assets:
     Loans (1)............................         8.64%  $1,770,331  $  111,359      8.39%   $1,545,791   $  90,559       7.81%
     Securities...........................         6.87      517,254      25,686      6.62       582,252      26,487       6.07
     Other................................         6.38          494          22      6.20           537          20       4.90
                                                          ----------- ----------              ----------   ---------
Total interest-earning assets.............         8.27    2,288,079     137,067      7.99     2,128,580     117,066       7.33
Noninterest-earning assets................            -       49,660           -         -        55,676           -          -
                                                          ----------- ----------              ----------   ---------
Total assets..............................         8.09   $2,337,739  $  137,067      7.82    $2,184,256   $ 117,066       7.15
                                           -------------  =========== ----------              ==========   ---------
Interest-bearing liabilities:
     Deposits:
      NOW, demand deposits and
        money market accounts.............         2.26   $  147,199  $    2,135      1.93    $  136,484   $   1,887       1.84
      Savings accounts....................         2.33      289,447       4,824      2.22       241,535       3,691       2.04
      Time deposits.......................         5.82    1,223,527      47,096      5.13     1,188,709      40,802       4.58
                                                          ----------- ----------              ----------   ---------
     Total deposits.......................         4.83    1,660,173      54,055      4.34     1,566,728      46,380       3.95
     Borrowings...........................         5.84      439,120      19,563      5.94       413,177      16,981       5.48
     Guaranteed preferred beneficial
        interests in junior subordinated
        debentures........................         9.38       30,000       2,109      9.38        30,000       2,109       9.38
                                                          ----------- ----------              ----------   ---------
Total interest-bearing liabilities........         5.05    2,129,293      75,727      4.74     2,009,905      65,470       4.34
                                           -------------  ----------- ----------              ----------   ---------
Noninterest-bearing deposits..............                    72,675                              52,656
Other noninterest-bearing liabilities.....                    21,886                              16,757
Stockholders' equity......................                   113,885                             104,938
                                                          -----------                         ----------
Total liabilities and stockholders'
equity....................................                $2,337,739                          $2,184,256
                                                          ===========                         ==========
Net interest income/interest
rate spread (2)...........................         3.22%              $   61,340      3.25%                $  51,596      2.99%
                                           =============              ========== =========                 =========   ========
Net interest-earning assets/net interest
margin (3)................................         3.60%  $  158,786                  3.57%   $  118,675                  3.23%
                                           =============  ===========            =========    ==========               ========
Ratio of interest-earning assets to
interest-bearing liabilities..............         1.08x       1.07x                               1.06x
                                           =============  ===========                           ========

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

     The provision for loan losses of $6.6 million for the nine months ended September 30, 2000 represented an increase of $3.1 million as compared to a provision of $3.5 million for the corresponding period of the preceding year. The increased provisions reflect continued growth in the Company's loan portfolio and increased concentration in commercial loans. At September 30, 2000, the allowance for loan losses was $25.8 million. Net loan charge-offs were $275,000 for the nine months ended September 30, 2000 and $597,000 for the corresponding period of 1999.

     NONINTEREST INCOME. Noninterest income for the three months ended September 30, 2000 was $1.2 million compared to $1.0 million for the corresponding period of 1999, an increase of $234,000, or 23.5%, primarily as a result of an increase in the sale of SBA loans. Commercial banking fees increased 17.7% to $679,000 for the three months ended September 30, 2000 as compared to $577,000 for the corresponding period of 1999, as a result of increased commercial banking activities.

     Noninterest income for the nine months ended September 30, 2000 was $3.4 million, an increase of $264,000, or 8.4%, compared to noninterest income of $3.1 million for the corresponding period of 1999. Commercial banking fees increased 22.7% to $1.8 million for the nine months ended September 30, 2000 as compared to $1.5 million for the corresponding period of 1999, as a result of increased commercial banking activities. Service charges on deposit accounts increased 20.7% to $757,000 for the nine months ended September 30, 2000 from $627,000 for the corresponding period of 1999.

     NONINTEREST EXPENSE. Noninterest expense of $10.1 million for the three months ended September 30, 2000 represented growth of $715,000, or 7.6%, compared with $9.4 million for the corresponding quarter of 1999. Personnel expenses increased to $5.0 million for the three months ended September 30, 2000, from $4.6 million for the corresponding period of 1999, an increase of $420,000, or 9.1%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business.

     Noninterest expense of $29.7 million for the nine months ended September 30, 2000 represented growth of $1.6 million, or 5.8%, compared with $28.0 million for the corresponding period of 1999. Personnel expenses increased to $15.0 million for the nine months ended September 30, 2000, from $13.9 million for the corresponding period of 1999, an increase of $1.1 million, or 8.4%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business and personnel salary level increases.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $3.0 million and $3.5 million on the income before taxes of $9.3 million and $8.6 million for the three months ended September 30, 2000 and 1999, respectively. The effective tax rate for the quarter ended September 30, 2000 was 32.9%, compared with 40.8% for the quarter ended September 30, 1999, primarily as a result of the realization of tax benefits generated through the Bank's lending activities in Enterprise Zones. The Company's lending activities in Enterprise Zones can result in favorable tax treatment; however, the Company does not compromise its credit standards when underwriting credits collaterized by properties in Enterprise Zones.

     The provision for income taxes was $10.8 million and $9.4 million on the income before taxes of $28.5 million and $23.2 million for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rate for the nine months ended September 30, 2000 was 38.0%, compared with 40.5% for the same period of the prior year, primarily as a result of the realization of tax benefits generated through the Bank's lending activities in Enterprise Zones.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the nine months ended September 30, 2000. Total assets at September 30, 2000 were $2.41 billion, an increase of $122.6 million, or 5.4%, from $2.28 billion at December 31, 1999. The growth resulted primarily from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio.

     During the nine months ended September 30, 2000, loans increased by $178.5 million, or 10.6%, to $1.87 billion, from $1.69 billion at December 31, 1999. This growth was led by an increase in commercial loans due to the Bank's continuing focus on originating such loans. Total commercial loans grew to $1.24 billion at September 30, 2000, from $1.01 billion at December 31, 1999. Loan originations of $483.0 million for the nine months ended September 30, 2000 were comprised of $449.3 million of commercial loans and $33.7 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $469.0 million at September 30, 2000, a decrease of $43.4 million, or 8.5%, from $512.4 million at December 31, 1999, due to the runoff of existing securities.

     The quality of loans continued to be strong. Total past due loans were 0.68% of total loans at September 30, 2000, compared with 1.12% at December 31, 1999. Nonperforming assets were $3.2 million, or 0.13% of total assets at September 30, 2000, compared with nonperforming assets of $5.4 million, or 0.23% of total assets at December 31, 1999. For the sixth consecutive quarter, the Company had a nonperforming asset ratio below 0.25%. The allowance for loan losses was $25.8 million at September 30, 2000, an increase of $6.3 million from $19.5 million at December 31, 1999. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the nine months ended September 30, 2000 and increased concentration in commercial loans.

     The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                                        At September 30, 2000             At December 31, 1999
                                                     ----------------------------     ------------------------------
                                                       Amount             %              Amount             %
                                                     ------------     -----------     -------------    -------------
                                                                         (Dollars in Thousands)

Commercial:
     Secured by real estate-nonresidential......    $    550,905           29.51%    $     435,061        25.77%
     Secured by real estate-multifamily.........         493,756           26.44           423,838        25.11
     Construction...............................         108,649            5.82            89,710         5.31
     Commercial business........................          86,414            4.63            59,332         3.52
                                                     ------------     -----------     -------------    ---------
     Total commercial loans.....................       1,239,724           66.40         1,007,941        59.71
                                                     ------------     -----------     -------------    ---------

Consumer:
     Residential mortgage (one to four family)..         612,252           32.79           665,923        39.45
     Other......................................          15,107            0.81            14,248         0.84
                                                     ------------     -----------     -------------    ---------
     Total consumer loans.......................         627,359           33.60           680,171        40.29
                                                     ------------     -----------     -------------    ---------
Total gross loans...............................       1,867,083          100.00%        1,688,112       100.00%
                                                                      ===========                      =========
Net deferred loan origination fees..............          (1,898)                           (1,417)
                                                     ------------                     -------------
Loans ..........................................       1,865,185                         1,686,695
Allowance for loan losses.......................         (25,796)                          (19,503)
                                                     ------------                     -------------
Net loans.......................................    $  1,839,389                     $   1,667,192
                                                     ============                     =============

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

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $995.2 million, an increase of $233.3 million, or 30.6%, from $761.9 million at December 31, 1999. Fixed-rate loans at September 30, 2000 were $611.4 million compared with $628.0 million at December 31, 1999, a decrease of $16.6 million, or 2.6%. At September 30, 2000, total gross loans included $260.5 million of intermediate fixed-rate loans compared with $298.3 million at December 31, 1999, a decrease of $37.8 million, or 12.7%.

     The following table shows the Bank's new loan commitments during the periods indicated:


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    -----------------------------
                                                                       2000             1999
                                                                    -----------      ------------
                                                                       (Dollars in Thousands)

        Commercial:
             Secured by real estate-nonresidential (1).......      $   175,373      $    201,525
             Secured by real estate-multifamily (1)..........           97,528           108,948
             Construction....................................          114,453           124,111
             Commercial business.............................           61,933            59,753
                                                                    -----------      ------------
                 Total commercial loans......................      $   449,287      $    494,337
                                                                    -----------      ------------
        Consumer:
             Residential mortgage (one to four family) (1)...      $    24,027      $     56,351
             Home equity and other...........................            9,644             7,305
                                                                    -----------      ------------
                 Total consumer loans........................           33,671            63,656
                                                                    -----------      ------------
             Total new commitments...........................      $   482,958      $    557,993
                                                                    ===========      ============

        (1) For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     NONPERFORMING ASSETS AND OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $2.4 million at September 30, 2000 compared to $4.6 million at December 31, 1999. Foreclosures are a normal part of the credit process. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

         The following table sets forth information regarding nonperforming assets at the dates indicated:


                                                                       At September 30,       At December 31,
                                                                             2000                   1999
                                                                       ------------------     -----------------
                                                                               (Dollars in Thousands)

       Nonaccrual loans:
           Commercial
                 Secured by real estate-nonresidential.............   $              740     $           3,806
                 Construction loans................................                  104                   104
                                                                       ------------------     -----------------
                     Total commercial..............................                  844                 3,910
                                                                       ------------------     -----------------
           Consumer
                 Residential mortgage (one to four family).........                1,479                   722
                 Other.............................................                   31                     -
                                                                       ------------------     -----------------
                     Total consumer................................                1,510                   722
                                                                       ------------------     -----------------
                         Total nonaccrual loans....................                2,354                 4,632
       Other real estate owned ("OREO")............................                  813                   722
                                                                       ------------------     -----------------
       Total nonperforming assets..................................   $            3,167     $           5,354
                                                                       ==================     =================
       Nonperforming assets to total assets........................                 0.13%                 0.23%
       Nonaccrual loans to loans...................................                 0.13                  0.27
       Nonperforming assets to loans and OREO......................                 0.17                  0.32
       Loans.......................................................   $        1,865,185     $       1,686,695
                                                                       ==================     =================
       Gross income not recognized on nonaccrual loans.............   $              101     $             201
       Accruing loans contractually past due 90 days or more.......                    -                     -

     Total nonperforming assets were $3.2 million at September 30, 2000, a decrease of $2.2 million, or 40.8%, from $5.4 million at December 31, 1999. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At September 30, 2000, OREO consisted of two properties acquired through foreclosure with a carrying value of $813,000, compared to $722,000 at December 31, 1999.

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

     "Loss": loan considered uncollectible.

     The following table sets forth criticized loans at the dates indicated:

                                                                        At September 30,       At December 31,
                                                                              2000                   1999
                                                                       -------------------    -------------------
                                                                                (Dollars in Thousands)

  Special mention loans.............................................  $             4,588    $               833
  Substandard and doubtful loans....................................                5,990                 10,889
                                                                       -------------------    -------------------
       Total criticized loans.......................................  $            10,578    $            11,722
                                                                       ===================    ===================
  Total allowance for loan losses...................................  $            25,796    $            19,503
                                                                       ===================    ===================
  Special mention loans to total loans..............................                 0.25%                  0.05%
  Substandard and doubtful loans to total loans.....................                 0.32                   0.65
  Criticized loans to total loans...................................                 0.57                   0.69
  Allowance for loan losses to substandard and doubtful loans.......               430.65                 179.11
  Allowance for loan losses to criticized loans.....................               243.85                 166.38

     With the exception of the criticized loans described above, management is not aware of any other loans as of September 30, 2000 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their loan repayment schedule, or that would result in such loans being included in the criticized loan table above at some future date.

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

     The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:

                                                                            For the Nine Months Ended
                                                                                  September 30,
                                                                         --------------------------------
                                                                            2000               1999
                                                                         ------------     ---------------
                                                                             (Dollars in Thousands)

       Balance at beginning of period...............................    $     19,503     $        14,922
       Provision for loan losses....................................           6,568               3,478
       Loans charged off............................................            (802)               (613)
       Recoveries...................................................             527                  16
                                                                         ------------     ---------------
       Balance at end of period.....................................    $     25,796     $        17,803
                                                                         ============     ===============

       Allowance for loan losses to loans...........................            1.38%               1.08%

       Annualized net charge-offs to average loans.................             0.02%               0.05%


     SECURITIES. Securities (including available-for-sale and held-to-maturity) decreased during the nine months of 2000 by $43.4 million, or 8.5%, to $469.0 million at September 30, 2000 from $512.4 million at December 31, 1999. The decrease in the securities balances resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio. This runoff was replaced with new loan originations.

     The following table presents the Bank's securities portfolio on the dates indicated:

                                                                      At September 30, 2000    At December 31, 1999
                                                                     ------------------------ -----------------------
                                                                      Amortized      Market     Amortized     Market
                                                                       Cost          Value        Cost        Value
                                                                     -----------   ---------- ------------  ---------
                                                                                 (Dollars in Thousands)

Investment securities available for sale:
    Trust Preferred Securities...................................   $   101,230   $   84,685 $    103,182  $  91,270
                                                                     -----------   ---------- ------------  ---------
         Total investment securities available for sale..........       101,230       84,685      103,182     91,270
                                                                     -----------   ---------- ------------  ---------
Mortgage-backed securities available for sale:
    GNMA.........................................................        94,799       91,930      102,417     97,399
    FNMA.........................................................        67,438       64,455       72,698     69,067
    Other........................................................        66,078       64,043       73,295     70,719
                                                                     -----------   ---------- ------------  ---------
         Total mortgage-backed securities available for sale.....       228,315      220,428      248,410    237,185
                                                                     -----------   ---------- ------------  ---------
Total investment and mortgage-backed securities available for sale  $   329,545   $  305,113 $    351,592  $ 328,455
                                                                     ===========   ========== ============  =========
Investment securities held to maturity:
    Municipals...................................................   $    43,644   $   41,186 $     43,633  $  39,250
                                                                     -----------   ---------- ------------  ---------
Mortgage-backed securities held to maturity:
    FNMA.........................................................        82,611       78,628       91,307     86,395
    FHLMC........................................................        36,497       34,634       41,848     39,560
    Other........................................................         1,086        1,086        7,118      6,790
                                                                     -----------   ---------- ------------  ---------
         Total mortgage-backed securities held to maturity.......       120,194      114,348      140,273    132,745
                                                                     -----------   ---------- ------------  ---------
Total investment and mortgage-backed securities held to maturity.   $   163,838   $  155,534 $    183,906  $ 171,995
                                                                     ===========   ========== ============  =========

     As of September 30, 2000, the carrying value of the securities was $493.4 million and the market value was $460.6 million. The total unrealized loss on these securities was $32.8 million. Of this total, $24.4 million relates to securities which are available for sale on which the unrealized loss, net of tax of $10.3 million, is included as a reduction of stockholders' equity. The difference between the carrying value and market value aggregating $8.3 million of securities which are held to maturity has not been recognized in the financial statements as of September 30, 2000. The unrealized losses are primarily the result of movements in market interest rates.

     DEPOSITS. Deposits are the Bank's primary source of funds to use in lending and investment activities. Deposit balances were $1.90 billion at September 30, 2000, which represented an increase of $219.0 million, or 13.1%, from $1.68 billion at December 31, 1999. Core deposit balances increased by $138.3 million, or 30.2%, and time deposits increased by $80.7 million, or 6.6%, during this period. Core deposits include NOW, demand deposit money market and savings accounts. The growth in core deposits resulted primarily from the Bank's continued focus on developing new commercial relationships and further expansion into the Bank's retail niche market, the ethnic Chinese community. At September 30, 2000, 68.5% of our deposits were time deposits, 18.7% were savings accounts, and 12.8% were NOW, demand deposit and money market accounts. By comparison, at December 31, 1999, 72.7% of our deposits were time deposits, 15.7% were savings accounts, and 11.6% were NOW, demand deposits and money market accounts. The Bank's overall cost of deposits rose from 3.80% at December 31, 1999 to 4.61% at September 30, 2000 as a result of increases in market interest rates.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At September 30, 2000, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate average deposit balances comprised less than 15% of the Bank's total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 2000, is $499.0 million of deposits of $100,000 or greater. Such deposits make up 26.3% of total deposits. At September 30, 2000, the Bank had no brokered deposits. Substantially all of the time deposits as of September 30, 2000 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

                                                             At September 30, 2000         At December 31, 1999
                                                           --------------------------  -----------------------------
                                                                         Weighted                       Weighted
                                                             Balance   Average Rate     Balance       Average Rate
                                                           --------------------------  -----------   ---------------
                                                                            (Dollars in Thousands)

NOW, demand deposits and money market accounts........    $    242,677       1.45%    $   193,995         1.14%
Savings accounts......................................         353,775       2.33         264,138         1.92
Time deposits:
     Less than $100,000...............................         799,679       5.59         821,355         4.50
     $100,000 or greater..............................         499,033       6.18         396,660         4.91
                                                           ------------                -----------
     Total time deposits..............................       1,298,712       5.82       1,218,015         4.64
                                                           ------------                -----------
Total deposits........................................    $  1,895,164       4.61     $ 1,676,148         3.80
                                                           ============                ===========

     OTHER BORROWINGS. At September 30, 2000, the Bank had $341.6 million of borrowings outstanding compared with $449.6 million outstanding at December 31, 1999, a decrease of $108.0 million, or 24.0%. Advances are obtained from the Federal Home Loan Bank ("FHLB") of San Francisco to supplement our supply of lendable funds. Advances from the FHLB of San Francisco are typically secured by a pledge of the Bank's stock in the FHLB of San Francisco and mortgage loans and securities with a market value of at least equal to outstanding advances. At September 30, 2000, the Bank had $335.1 million of advances outstanding from the FHLB of San Francisco, compared with $421.5 million outstanding at December 31, 1999. Included in the $335.1 million of FHLB advances as of September 30, 2000 were $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at its option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates.

The Bank also participates in the Treasury Investment Program with the Federal Reserve Bank of San Francisco ("FRB"), which allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. Borrowings outstanding at September 30, 2000 under this line were $6.6 million.

     The following table sets forth certain information regarding borrowings of the Bank at or for the dates indicated:


                                                                                    At or For the Nine Months Ended
                                                                                             September 30,
                                                                                    -------------------------------
                                                                                       2000               1999
                                                                                    ------------      -------------
                                                                                        (Dollars in Thousands)

 FHLB of San Francisco advances:
       Average balance outstanding............................................    $     433,274     $      385,927
       Maximum amount outstanding at any month end............................          472,000            468,000
       Balance outstanding at end of period...................................          335,055            431,000
       Weighted average interest rate during the period.......................             5.87 %             5.32 %
       Weighted average interest rate at end of period........................             5.82 %             5.42 %
       Weighted average remaining term to maturity at end of period (in years)                5                  5
  FRB direct investment borrowings:
       Average balance outstanding............................................    $       5,846     $       27,099
       Maximum amount outstanding at any month end............................           10,000             83,739
       Balance outstanding at end of period...................................            6,553             28,405
       Weighted average interest rate during the period.......................             5.76 %             4.61 %
       Weighted average interest rate at end of period........................             6.60 %             5.51 %
       Weighted average remaining term to maturity
       at end of period (in years)............................................                -                  -
 Securities sold under agreements to repurchase:
       Average balance outstanding............................................    $           -     $          151
       Maximum amount outstanding at any month end............................                -              1,500
       Balance outstanding at end of period...................................                -                  -
       Weighted average interest rate during the period.......................                -               5.42 %
       Weighted average interest rate at end of period........................                -                  -
       Weighted average remaining term to maturity at end of period...........                -                  -

     REGULATORY CAPITAL. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2000, the Bank met the "Well Capitalized" requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2000 was 11.23%, as compared with 11.29% at December 31, 1999. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at September 30, 2000 was 6.89% compared with 6.58% at December 31, 1999. The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

YEAR 2000 COMPLIANCE

      As of September 30, 2000, all Y2K-sensitive systems were functioning within normal parameters. Total expenditures on the project were less than $500,000. Although the Company has not encountered any significant problems nor incurred significant additional expense in conjunction with the Y2K issue, there can be no assurance that the Company and the Bank will not encounter significant Y2K-related problems and/or cost during the course of 2000 or beyond.

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

                                           UCBH HOLDINGS, INC.

Date:    November 1, 2000                  /s/ THOMAS S. WU
                                           -------------------------------------
                                           Thomas S. Wu
                                           President and Chief Executive Officer
                                           (principal executive officer)

Date:    November 1, 2000                  /s/ JONATHAN H. DOWNING
                                           -------------------------------------
                                           Jonathan H. Downing
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)