Form 10-K
period 2000-12-31
UCBH HOLDINGS INC
filed 2001-02-20
CIK 1061580

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers, of the registrant is $486,303,361 and is based upon the last sales price as quoted on The Nasdaq Stock Market for February 16, 2001.

        As of February 16, 2001, the Registrant had 9,412,305 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        PORTIONS OF THE ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2000, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

    PORTIONS OF THE PROXY STATEMENT FOR THE APRIL 26, 2001 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

Form 10-K
-----------------------------------------------------------------------------------------------

PART I       ITEM 1.  BUSINESS..............................................................1
                      OUR MARKET AREA.......................................................1
                      OUR CURRENT BANKING SERVICES..........................................1
                      OUR LENDING ACTIVITIES................................................2
                      DEPOSITS..............................................................5
                      COMPETITION...........................................................5
                      OUR HISTORICAL OPERATIONS.............................................6
                      SUPERVISION AND REGULATION............................................7
                      EMPLOYEES............................................................10
                      ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT...............11

             ITEM 2.  PROPERTIES...........................................................11
             ITEM 3.  LEGAL PROCEEDINGS....................................................11
             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12

-----------------------------------------------------------------------------------------------

PART II      ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS..........................................12

             ITEM 6.  SELECTED FINANCIAL DATA..............................................12
             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS............................................12

             ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........12
             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................12
             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................12

-----------------------------------------------------------------------------------------------

PART III     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................13

             ITEM 11. EXECUTIVE COMPENSATION...............................................13
             ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......13
             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................13

-----------------------------------------------------------------------------------------------

PART IV      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......14

-----------------------------------------------------------------------------------------------

SIGNATURES................................................................................15

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

        UCBH Holdings, Inc. (the "Company", "we", "us," or "our") is a Delaware corporation that is registered with the Board of Governors of the Federal Reserve System as a bank holding company. We conduct our principal business through our wholly-owned banking subsidiary, United Commercial Bank ("UCB" or the "Bank"), which makes up almost all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

OUR MARKET AREA

        We concentrate on marketing our services in the San Francisco Bay area, which includes the City of San Francisco, the South Bay, and the East Bay, the Sacramento/Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area recently have grown rapidly. Using the 1998 Census update, we believe there were an estimated 3.9 million Asian and Pacific Islanders living in California. Based on 1995 and 1996 demographic data, we believe there were approximately 250,000 Asians and Pacific Islanders living in San Francisco County, which is approximately 32% of the total population of the county.

        We currently have 29 offices in the State of California. We opened a commercial banking and construction lending regional office in Pasadena, California, to help us take advantage of opportunities in the Los Angeles area, especially in the ethnic Chinese areas. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. We are the leading financial institution focused on serving the ethnic Chinese community within the United States.

OUR CURRENT BANKING SERVICES

        Through our branch network, we provide a wide range of personal and commercial banking services to small-and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

        We offer the following deposit products:

        - Business checking, savings accounts and money market accounts

        - Personal checking, savings accounts and money market accounts

        - Time deposits (certificates of deposit)

        - Individual Retirement Accounts (IRAs)

        We offer a full complement of loans, including the following types of loans:

        -  Commercial real estate loans (residential and nonresidential)

        - Construction loans to small- and medium-sized developers for construction of single family homes, multifamily and commercial properties

        - Commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million

        - Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers

        -  Loans guaranteed by the Small Business Administration ("SBA")

        -  Residential real estate loans

        Our commercial borrowers are engaged in a wide variety of manufacturing, wholesale trade and service businesses.

        We also provide a wide range of specialized services, including international trade services for business clients, MasterCard and Visa merchant deposit services, cash management services and e-business services.

        We created two new divisions that will be very important to our business going forward: the Asia Banking Division and the International Banking Division. Both divisions are staffed with seasoned professionals with many years of international banking experience. The activities of each division, while different in focus, will complement each other and the Commercial Banking Division. The Asia Banking Division, established in June of 2000, will build new and strengthen existing relationships with clients doing business in Asia, primarily in Hong Kong, China and Taiwan.

        The mission of the International Banking Division, established in the fourth quarter of the year, is to enhance UCB's presence in the international trade finance community and to promote the Bank as a full service provider in that arena. We have been engaged in international trade finance activities for the past three years. In creating this new division, we plan to take these activities to the next level. We are committed to building this business and we are confident in our ability to do so. Unlike larger financial institutions, we can provide a greater degree of personalized service, responding and adapting more quickly to customer needs.

        An exciting technological milestone for the Bank was the launching of our Internet portal, ibankUNITED.com. This interactive site, available in both English and Chinese versions, provides easy access to online banking services and offers a host of new features. Visitors to the site can track a stock portfolio, make travel arrangements, shop, and get up-to-the-minute information about events in their local community. We believe the portal will serve as a strong platform to promote the Bank, deliver advanced products and e-business services, and provide new sources of fee income.

OUR LENDING ACTIVITIES

        UNDERWRITING AND CREDIT ADMINISTRATION. Our Board of Directors has established basic lending policies. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited loan approval authority to certain officers of the Bank. The Board requires that the collateral for all real estate loans be valued by an independent outside real estate appraiser. Any loan requests over individual officer limits must be approved by the President. Our Credit Review Committee, which includes Thomas S. Wu (President and Chief Executive Officer), Jonathan H. Downing (Senior Vice President, Chief Financial Officer and Treasurer), William T. Goldrick (Senior Vice President and Chief Credit Officer), Sylvia Loh (Senior Vice President and Director of Commercial Banking) and Peter C. Sim (Vice President and Risk Manager), among others, reviews and ratifies all loans over $750,000. Loans over $2.0 million are reviewed and ratified by the Board of Directors.

        As part of our credit administration process, we conduct an internal asset credit quality review. Additionally, an outside credit review agency, composed of former bankers and former bank regulators, reviews all commercial loans over $100,000. Our President, Chief Credit Officer, and Chief Financial Officer meet every two weeks to review delinquencies, nonperforming assets, classified assets and other relevant information to evaluate credit risk within our loan portfolio. The results are reviewed by the Board of Directors quarterly.

        LOAN PORTFOLIO. At December 31, 2000, our loan portfolio was composed of the following loans:

                                                       (Dollars        Percentage
                                                      in Millions)   of Gross Loans
                                                      ------------   --------------
Commercial real estate loans                           $  598.0             31%
Multifamily mortgage loans                                514.7             27
Construction loans                                        131.9              7
Commercial business loans                                  99.4              5
Residential mortgage (one to four family) loans           574.2             29
Other consumer loans                                       16.3              1
                                                       --------             --
Total                                                  $1,934.5             100%
                                                       ========             ==

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

        We solicit borrowers in the following ways:

        -  Through referrals from our branch offices

        - Through direct solicitation of borrowers and real estate brokers by our commercial lending officers

        - Through analysis provided by our database software system, which provides key information on substantially all commercial real estate loans in our primary market area

        -  Through referrals from existing customers

        At December 31, 2000, we had approximately 638 commercial real estate loans with a total aggregate balance of $598.0 million. The average balance of these loans was $937,000.

        During the year ended December 31, 2000, new commercial real estate loan commitments were $248.4 million, as compared to $267.1 million for 1999, and $129.8 million for 1998. At December 31, 2000, we had $164.6 million of commercial real estate loans in our pipeline. However, we cannot guarantee that all the loans in the pipeline will close.

        Commercial real estate loans are generally larger and involve more risk than residential mortgages. Payments on commercial real estate loans are generally dependent on the successful operation or management of the properties. Therefore, repayment is more closely tied to the state of the real estate market and the general economy. We attempt to reduce these risks through our conservative underwriting standards and credit review processes.

        Multifamily Mortgages. We originate multifamily mortgage loans which are generally secured by five to 50-unit residential buildings. Substantially all of our multifamily mortgage loans are secured by properties located in our primary market area. We obtain full credit information on multifamily mortgage borrowers and independently verify their income and assets. We also consider their ability to manage the multifamily property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate multifamily mortgage loans. Our adjustable-rate multifamily loans are generally fixed for either one or six months and then adjust every six months based upon the LIBOR index. Multifamily loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

        At December 31, 2000, we had approximately 1,251 multifamily mortgage loans with an aggregate outstanding principal balance of $514.7 million. The average balance of such a loan was $411,000. To avoid an overconcentration of these loans, we limit our total multifamily mortgage loans to not more than 35% of our total loans. At December 31, 2000, multifamily loans were 26.6% of our total loans. In 1998, we began to re-emphasize the origination of multifamily mortgage loans, and originated $128.6 million of multifamily loans during 2000, as compared to $135.4 million in 1999 and $54.5 million in 1998.

        Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 2000, we had approximately 127 outstanding construction loans, with an aggregate principal balance of $131.9 million. The average balance of such loans was $1.0 million. Construction commitments were $202.5 million in 2000, $179.5 million in 1999 and $127.3 million in 1998.

        We generally originate construction loans in amounts up to 70% of either the appraised value of the property, as improved, or the sales price, whichever is lower. The funds are disbursed on a percentage of completion basis or as construction thresholds are met. We normally require the guarantee of principals of corporate or partnership borrowers. Construction loans have adjustable interest rates tied to the prime rate. Construction loans are generally prime based and are written for a one-year term and may have up to a one-year renewal option.

        Construction financing generally has a higher degree of credit risk than long-term loans on improved, owner-occupied real estate. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building it. If the estimated value is inaccurate, we may have a completed project with a value too low to assure full repayment of the loan.

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

        During 2000, new commercial business loan commitments were $96.1 million, as compared to $79.7 million in 1999, and $63.8 million in 1998.

        Unlike mortgage loans, which generally are made based on the borrower's operation of the business or building, in the case of nonresidential and multifamily which are secured by real estate, for which a value can more easily be determined, commercial business loans involve more risk because repayment is substantially dependent on the cash flow of the borrower's business. Also, any collateral securing the loan may depreciate, may be difficult to value, and may fluctuate in value depending on the success of the business.

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

        We also originate and fund loans that qualify for guaranty issued by the Small Business Administration. The SBA currently normally guarantees from 75% to 80% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that SBA loans be secured by inventories and receivable or by real property generally if commercial real estate is being financed. SBA loans originated during 2000, 1999, and 1998 have been included in commercial real estate and commercial business loans.

        OUR CONSUMER LENDING - GENERAL. We make consumer loans, primarily residential mortgage (one to four family) loans for our customers. We also provide home equity loans.

        Residential Mortgages (One to Four Family). In conjunction with our transition from a thrift to a commercial bank, we have placed our emphasis on the origination of commercial loans and reduced our emphasis on the origination of consumer loans. The majority of our consumer loan originations are residential mortgage (one to four family) loans. We originated $34.7 million of residential mortgage (one to four family) loans in 2000, $59.6 million in 1999 and $303.8 million in 1998. We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Intermediate fixed-rate mortgages have fixed interest rates for three or five years and then adjust annually afterward. Our fixed-rate loans have terms of 15 or 30 years and have due-on-sale clauses, which allow us to declare the loan immediately due and payable if the loan is assumed without our consent.

        We also offer ARM loans, with interest rates that are fixed for six months and then adjust every six months. Our intermediate fixed-rate loans have interest rates that are fixed for three or five years, and then adjust annually. Our ARM loans generally have periodic (not more than 2%) and lifetime (not more than 6%) caps on the increase or decrease in interest rates. Our current production of ARM loans are tied to the one-year U.S. Treasury CMT Index.

        At December 31, 2000, we had approximately 3,534 residential mortgage (one to four family) loans, totaling $574.2 million. At that date, the balance of an average residential mortgage (one to four family) loan in our portfolio was approximately $162,000.

        Home Equity and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate.

DEPOSITS

        Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 2000, less than 3% of our deposits were held by customers located outside of the United States. Additionally, the 100 depositors with the largest aggregate account balances held less than 15% of our total deposits. At December 31, 2000, our weighted average cost of deposits was 4.75%.

COMPETITION

        The banking and financial services industry in California generally, and in our market area specifically, is highly competitive. The industry has become increasingly competitive recently due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

        -  Commercial banks

        -  Savings and loan associations

        -  Securities and brokerage companies

        -  Mortgage companies

        -  Insurance companies

        -  Finance companies

        -  Money market funds

        -  Credit unions

        -  Other nonbank financial service providers

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

    OUR HISTORICAL OPERATIONS

    Up until our change in business strategy in 1996, our operations consisted of traditional thrift activities of originating residential mortgage (one to four family) loans which we pooled and sold in the secondary market while servicing loans for FannieMae, Freddie Mac and Ginnie Mae, as well as for private investors. We also originated multifamily mortgages and commercial real estate mortgages which we kept in our portfolio.

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

    In 1996, we established a Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in ethnic Chinese communities. Since its establishment, we recorded approximately $953.1 million in new commercial loan commitments. To support our commercial banking activities, we implemented a commercial banking data processing system that replaced our previous system that was designed for thrift institutions. The installation was completed in February 1998. We also opened a commercial, construction and Small Business Administration lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers with extensive commercial lending experience and a group of three SBA banking officers, all previously affiliated with one of the leading lenders focusing on SBA lending to Asians, to staff the new office. Additionally, we transferred the lead managers of construction lending to the Pasadena office to cultivate new construction lending relationships in southern California.

    In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a federal thrift to a California-chartered commercial bank, and UCBH Holdings, Inc. became a bank holding company.

    We are working to expand our presence in the Asian and ethnic Chinese markets through our multilingual ATMs, and through our multilingual telephone banking system, customer service, loan officers, and multilingual Internet portal. We have established mini-branches in or adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

    At December 31, 1997, our stockholders' equity was $62.6 million or 4.0% of total assets. As a result of the capital raised in April 1998 and the retention of earnings, our stockholders' equity increased to $133.6 million by December 31, 2000, and our consolidated Tier I capital increased from $63.9 million at December 31, 1997 to $175.3 million at December 31, 2000.

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

    REGULATION OF BANK HOLDING COMPANIES

    The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiary (a Delaware Statutory Business Trust). The Company is also a bank holding company under California law, and is examined by the California Department of Financial Institutions.

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

    REGULATION OF THE BANK

    Bank Regulators. The Bank is a California state-chartered commercial bank, and is supervised, examined and regulated by the Commissioner of the California Department of Financial Institutions (the "DFI"), as well as by the Federal Deposit Insurance Corporation (the "FDIC"). Either of these regulators may take remedial action if it determines that financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank's operations are unsatisfactory. Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such actions against the Bank in the past.

    Safety and Soundness Standards. The FDIC and the Federal Reserve have adopted guidelines that establish standards for safety and soundness of banks. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund.

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

    Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is more sensitive to differences in risk between banking institutions. The amount of regulatory capital the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its "risk-based capital ratio." Assets and certain off-balance-sheet items are allocated to four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required.

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

    Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

    In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). These regulations require that banks that meet certain criteria (including having the highest examination rating and not experiencing or expecting significant growth) maintain a minimum Tier I leverage ratio of 3%. Effective April 1, 1999, all other banks must have a Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2000, the Bank's tangible and core capital ratios were 6.95%, and its risk-based capital ratio was 10.97%.

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

    Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take "prompt corrective action" against undercapitalized institutions. The regulators have established the following capital levels to implement these provisions:

        - Well capitalized has total risk-based capital ratio of 10% or greater, Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

        - Adequately capitalized has total risk-based capital ratio of 8% or greater, Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system).

        - Undercapitalized has total risk-based capital ratio of less than 8%, Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system).

        - Significantly undercapitalized has a total risk-based capital ratio of less than 6%, Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

        - Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

    Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution's capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

    As of December 31, 2000, the Bank was a well capitalized institution under the definitions.

    Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution's record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage lending operations of the CRA. Federal regulators are required to provide a written examination of an institution's CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. Based upon examinations by the Office of Thrift Supervision ("OTS") in 1996 and 1998, the Bank's federal regulator at the time of examination, the Bank's CRA ratings were "Outstanding."

    GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT OF 1999

    Management does not believe that the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act") will have a material adverse effect on the operations of the Company or the Bank in the near term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation.

        Under the Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide: initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates; annual notices of their privacy policies to current customers; and a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

        The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

        In December 2000 pursuant to the requirements of the Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001. The final rule applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure before the completion of the sale of an insurance product or annuity that such product: is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate; is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and has certain risks of investment, including the possible loss of value.

        The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

        In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to: identify and assess the risks that may threaten customer information; develop a written plan containing policies and procedures to manage and control these risks; implement and test the plan; and adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

        Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

EMPLOYEES

        At December 31, 2000, we had 387 full-time equivalent employees. None of the employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table presents certain information regarding the executive officers of the Company and the Bank:

-----------------------------------------------------------------------------------------------
            NAME                  AGE            POSITION WITH THE COMPANY AND THE BANK AND
                                                         PAST FIVE YEARS EXPERIENCE
-----------------------------------------------------------------------------------------------
Thomas S. Wu                      42      President and Chief Executive Officer since January
                                          1, 1998. Previously Executive Vice President and
                                          Director of the Bank since September 1997.
                                          Previously was Director of Customer Care for Pacific
                                          Link Communications Limited in Hong Kong. Served as
                                          Senior Vice President, Head of Retail Banking of the
                                          Bank from 1992 to 1996.
-----------------------------------------------------------------------------------------------
Louis E. Barbarelli               58      Senior Vice President, Chief Information Officer
                                          and Director of Operations
-----------------------------------------------------------------------------------------------
Jonathan H. Downing               49      Senior Vice President, Chief Financial Officer and
                                          Treasurer
-----------------------------------------------------------------------------------------------
William T. Goldrick               69      Senior Vice President and Chief Credit Officer
                                          since January 1997. Previously, Mr. Goldrick was
                                          Senior Vice President, Senior Credit Officer for
                                          America California Bank from 1995 to 1997; was
                                          Chief Lending Officer of National American Bank
                                          from 1992 to 1995.
-----------------------------------------------------------------------------------------------
Joseph Kwok                       59      Senior Vice President and Director of Asia Banking
                                          Division
-----------------------------------------------------------------------------------------------
Dennis A. Lee                     58      Senior Vice President and Corporate Counsel
-----------------------------------------------------------------------------------------------
Sylvia Loh                        45      Senior Vice President and Director of Commercial
                                          Banking. Previously, Ms. Loh was Vice President,
                                          Relationship Manager for Bank of America until 1996.
-----------------------------------------------------------------------------------------------
Deanne Miller                     52      Senior Vice President and Director of Human
                                          Resources
-----------------------------------------------------------------------------------------------


ITEM 2.  PROPERTIES

    The Company's principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company's and the Bank's headquarters. The Bank leases substantially all of its remaining branch facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

    At December 31, 2000, premises and equipment owned by the Company, both individually and in aggregate, were not material in relation to the Company's total assets.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information on the principal market for and trading price of the Company's common stock, the number of holders of such stock, and dividend payments is incorporated by reference from page 35 and from Note 11 on page 55 of the Company's 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this item is incorporated by reference to page 17 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item is incorporated by reference to pages 18 through 36 of the Company's 2000 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated by reference to pages 34 to 35 of the Company's 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is incorporated by reference to pages 37 through 68 of the Company's 2000 Annual Report to Shareholders. See Item 14 of this report for information concerning financial statements and schedules filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information relating to directors required by this item is incorporated by reference to pages 5 to 9 of the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, to be filed with the Commission on March 12, 2001. Additional information required by Item 10 with respect to executive officers is set forth in Part I, Additional Item, hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to page 12 and pages 15 to 20 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Commission on March 12, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to pages 3 through 7 of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders, to be filed with the Commission on March 12, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) The report of independent accountants and the following consolidated financial statements of the Company are incorporated herein by reference to the 2000 Annual Report to Shareholders. Page number references are to the 2000 Annual Report to Shareholders.

                                                                        Page of Annual Report
                                                                        ---------------------
        UCBH Holdings, Inc.
        Report of Independent Accountants........................................37
        Consolidated Balance Sheets at December 31, 2000 and 1999................38
        Consolidated Statements of Income for the
         Years Ended December 31, 2000, 1999, and 1998...........................39
        Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 2000, 1999, and 1998...................40
        Consolidated Statements of Cash Flows for the
         Years Ended December 31, 2000, 1999, and 1998...........................41
        Notes to Consolidated Financial Statements.........................42 to 67
        Unaudited Supplemental Information.......................................68

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

 10.2     Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

 10.3     Form of Termination and Change in Control Agreement between United
          Commercial Bank and certain executive officers*

 10.4     Form of Termination and Change in Control Agreement between UCBH
          Holdings, Inc. and certain executive officers*

 10.5     UCBH Holdings, Inc. 1998 Stock Option Plan***

 13.0     2000 Annual Report to Shareholders

 21.0     Subsidiaries of UCBH Holdings, Inc. (see Item 1 -- Business)

 23.1     Consent of PricewaterhouseCoopers LLP


--------

    * Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-1 filed with the SEC on July 1, 1998 (SEC File No. 333-58325).

    ** Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1998 (SEC File No. 333-58335).

    *** Incorporated herein by reference to the Exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1999 filed with the SEC on August 6, 1999 (SEC File No. 0-24947).

(b)  Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 20, 2001                         UCBH HOLDINGS, INC.
                                                 By   /s/ Jonathan H. Downing
                                                      ------------------------
                                                      Jonathan H. Downing
                                                      Senior Vice President,
                                                      Chief Financial Officer,
                                                      Treasurer and Director


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name                                                                        Date
/s/ Thomas S. Wu                        President, Chief Executive          February 20, 2001
-------------------------------         Officer and Director
Thomas S. Wu                            (principal executive officer)


/s/ Jonathan H. Downing                 Senior Vice President, Chief        February 20, 2001
-------------------------------         Financial Officer, Treasurer
Jonathan H. Downing                     and Director
                                        (principal financial officer)


/s/ Sandra Go                           First Vice President                February 20, 2001
------------------------------          and Controller
Sandra Go                               (principal accounting officer)


/s/ Sau-wing Lam                        Chairman of the Board of            February 20, 2001
------------------------------          Directors
Sau-wing Lam


/s/ Li-Lin Ko                           Director                            February 20, 2001
-----------------------------
Li-Lin Ko


/s/ Ronald S. McMeekin                  Director                            February 20, 2001
-----------------------------
Ronald S. McMeekin


/s/ Dr. Godwin Wong                     Director                            February 20, 2001
-----------------------------
Dr. Godwin Wong


/s/ Joseph S. Wu                        Director                            February 20, 2001
-----------------------------
Joseph S. Wu

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
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

 10.2     Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

 10.3     Form of Termination and Change in Control Agreement between United
          Commercial Bank and certain executive officers*

 10.4     Form of Termination and Change in Control Agreement between UCBH
          Holdings, Inc. and certain executive officers*

 10.5     UCBH Holdings, Inc. 1998 Stock Option Plan***

 13.0     2000 Annual Report to Shareholders

 21.0     Subsidiaries of UCBH Holdings, Inc. (see Item 1 -- Business)

 23.1     Consent of PricewaterhouseCoopers LLP

--------

    * Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-1 filed with the SEC on July 1, 1998 (SEC File No. 333-58325).

    ** Incorporated herein by reference to the Exhibit of the same number in the Company's Registration Statement on Form S-4 filed with the SEC on July 1, 1998 (SEC File No. 333-58335).

    *** Incorporated herein by reference to the Exhibit of the same number in the Company's Form 10-Q for the quarter ended June 30, 1999 filed with the SEC on August 6, 1999 (SEC File No. 0-24947).