Form 10-Q
period 2001-03-31
UCBH HOLDINGS INC
filed 2001-05-03
CIK 1061580

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             MARCH 31, 2001
                                       ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    ------------------
        Commission file number   0-24947
                              -------------------------------------------------

                               UCBH HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    94-3072450
---------------------------------------------        ---------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification No.)

  711 VAN NESS AVENUE, SAN FRANCISCO, CALIFORNIA                 94102
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        As of May 2, 2001, the Registrant had 18,867,786 shares of common stock outstanding.

--------------------------------------------------------------------------------

                               UCBH HOLDINGS, INC.
                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

      Item 1.   Consolidated Financial Statements............................................1-3
                Notes to Consolidated Financial Statements...................................4-5

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............................5-15

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................15

PART II - OTHER INFORMATION

      Item 1.   Legal Proceedings.............................................................16
      Item 2.   Changes in Securities and Use of Proceeds.....................................16
      Item 3.   Defaults Upon Senior Securities...............................................16
      Item 4.   Submission of Matters to a Vote of Security Holders...........................16
      Item 5.   Other Information.............................................................16
      Item 6.   Exhibits and Reports on Form 8-K..............................................16

SIGNATURES ...................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               UCBH HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                          At March 31,   At December 31,
                                                                                              2001             2000
                                                                                          ------------   ---------------
                                                                                          (unaudited)
ASSETS

Cash and due from banks .............................................................     $    35,231      $    37,743
Federal funds sold ..................................................................          60,868              470
Investment and mortgage-backed securities available for sale, at fair value .........         466,312          326,154
Investment and mortgage-backed securities, at cost (fair value $44,620
     at March 31, 2001 and $155,981 at December 31, 2000) ...........................          44,697          161,086
Federal Home Loan Bank Stock ........................................................          21,059           20,517
Loans ...............................................................................       1,985,189        1,931,822
Allowance for loan losses ...........................................................         (29,683)         (28,901)
                                                                                          -----------      -----------
Net loans ...........................................................................       1,955,506        1,902,921
                                                                                          -----------      -----------
Accrued interest receivable .........................................................          17,057           16,913
Premises and equipment, net .........................................................          20,095           20,175
Other assets ........................................................................          11,350           16,140
                                                                                          -----------      -----------
     Total assets ...................................................................     $ 2,632,175      $ 2,502,119
                                                                                          ===========      ===========

LIABILITIES

Deposits ............................................................................     $ 2,187,012      $ 2,064,019
Borrowings ..........................................................................         258,000          260,558
Guaranteed preferred beneficial interests in junior subordinated debentures .........          30,000           30,000
Accrued interest payable ............................................................           5,316            5,148
Other liabilities ...................................................................           7,158            8,749
                                                                                          -----------      -----------
     Total liabilities ..............................................................       2,487,486        2,368,474
                                                                                          -----------      -----------

Commitments and contingencies .......................................................              --               --

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and
   outstanding ......................................................................              --               --
Common stock, $.01 par value, authorized 25,000,000 shares, shares issued and
   outstanding 18,846,118 at March 31, 2001 and 18,749,608 at December 31, 2000 .....             188               94
Additional paid-in capital ..........................................................          61,152           60,366
Accumulated other comprehensive income ..............................................         (10,012)         (13,019)
Retained earnings-substantially restricted ..........................................          93,361           86,204
                                                                                          -----------      -----------
     Total stockholders' equity .....................................................         144,689          133,645
                                                                                          -----------      -----------
     Total liabilities and stockholders' equity .....................................     $ 2,632,175      $ 2,502,119
                                                                                          ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
          (Unaudited: Dollars in Thousands, Except for Per Share Data)


                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                       --------------------------
                                                                                         2001              2000
                                                                                       -------            -------
Interest income:
     Loans ................................................................            $42,006            $34,786
     Funds sold and securities purchased under agreements to resell .......                152                  4
     Investment and mortgage-backed securities ............................              8,771              8,274
                                                                                       -------            -------
          Total interest income ...........................................             50,929             43,064
                                                                                       -------            -------
Interest expense:
     Deposits .............................................................             23,761             15,860
     Short-term borrowings ................................................                423              3,403
     Guaranteed preferred beneficial interests in junior subordinated
        debentures ........................................................                703                703
     Long-term borrowings .................................................              3,245              3,196
                                                                                       -------            -------
          Total interest expense ..........................................             28,132             23,162
                                                                                       -------            -------
          Net interest income .............................................             22,797             19,902
Provision for loan losses .................................................                753              1,755
                                                                                       -------            -------
     Net interest income after provision for loan losses ..................             22,044             18,147
                                                                                       -------            -------
Noninterest income:
     Commercial banking fees ..............................................                774                549
     Service charges on deposits ..........................................                250                223
     Gain on sale of loans, securities and servicing rights ...............                238                220
     Miscellaneous income .................................................                  4                 40
                                                                                       -------            -------
          Total noninterest income ........................................              1,266              1,032
                                                                                       -------            -------
Noninterest expense:
     Personnel ............................................................              6,389              5,118
     Occupancy ............................................................              1,267              1,143
     Data processing ......................................................                702                542
     Furniture and equipment ..............................................                636                535
     Professional fees and contracted services ............................                781                543
     Deposit insurance ....................................................                 92                 85
     Communication ........................................................                140                121
     Foreclosed assets ....................................................                 --                 21
     Miscellaneous expense ................................................              1,744              1,637
                                                                                       -------            -------
           Total noninterest expense ......................................             11,751              9,745
                                                                                       -------            -------
Income before taxes .......................................................             11,559              9,434
Income tax expense ........................................................              4,531              3,859
                                                                                       -------            -------
          Net income ......................................................            $ 7,028            $ 5,575
                                                                                       =======            =======

Basic earnings per share ..................................................            $  0.37            $  0.30
                                                                                       =======            =======
Diluted earnings per share ................................................            $  0.36            $  0.29
                                                                                       =======            =======
Dividends declared per share ..............................................            $  0.04            $  0.03
                                                                                       =======            =======


   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited: Dollars in Thousands)



                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                         -------------------------------
                                                                                            2001                  2000
                                                                                         ---------             ---------
OPERATING ACTIVITIES:
  Net income ................................................................            $   7,028             $   5,575
  Adjustments to reconcile net income to net cash provided by (used for)
    operating activities:
      Provision for loan losses .............................................                  753                 1,755
      (Increase) decrease in accrued interest receivable ....................                 (144)                  172
      Depreciation and amortization of premises and equipment ...............                  650                   679
      Decrease in other assets ..............................................                2,536                 9,783
      Decrease in other liabilities .........................................                 (838)               (8,888)
      Increase in accrued interest payable ..................................                  168                   811
      Gain on sale of loans, securities and other assets ....................                 (238)                 (220)
      Other, net ............................................................                  401                   414
                                                                                         ---------             ---------
          Net cash provided by operating activities .........................               10,316                10,081
                                                                                         ---------             ---------

INVESTING ACTIVITIES:
  Investments and mortgage-backed securities, available for sale:
      Principal payments and maturities .....................................               18,667                 6,760
      Purchases .............................................................              (38,050)                 (580)
      Sales .................................................................                  505                    --
  Investments and mortgage-backed securities, held to maturity:
      Principal payments and maturities .....................................                    6                 7,968
      Purchases .............................................................                 (250)               (1,448)
  Loans originated and purchased, net of principal collections ..............              (57,376)              (60,321)
  Proceeds from sale of loans ...............................................                3,870                 6,243
  Purchases of premises and equipment .......................................                 (493)                 (154)
  Proceeds from sale of other assets ........................................                   --                    40
                                                                                         ---------             ---------
      Net cash used in investing activities .................................              (73,121)              (41,492)
                                                                                         ---------             ---------
FINANCING ACTIVITIES
  Net increase in demand deposits, NOW, money market and savings accounts ...               58,728                43,001
  Net increase (decrease) in time deposits ..................................               64,265               (33,083)
  Net (decrease) increase in borrowings .....................................               (2,558)               22,388
  Proceeds from issuance of common stock ....................................                  725                    --
  Payment of cash dividend on common stock ..................................                 (469)                   --
                                                                                         ---------             ---------
     Net cash provided by financing activities ..............................              120,691                32,306
                                                                                         ---------             ---------
Net increase in cash and cash equivalents ...................................               57,886                   895
Cash and cash equivalents at beginning of period ............................               38,213                24,289
                                                                                         ---------             ---------
Cash and cash equivalents at end of period ..................................            $  96,099             $  25,184
                                                                                         =========             =========
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest ............................            $  27,964             $  22,351
        Cash paid during the period for income taxes ........................                1,305                 1,037

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
        Real estate acquired through foreclosure ............................                   --                    41
        Securities transferred to available for sale ........................              116,387                    --



   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

        Basis of Presentation

        The Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Income for the three months ended March 31, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 have been prepared by UCBH Holdings, Inc. (the "Company") and are not audited.

        The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

        Principles of Consolidation and Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.      EARNINGS PER SHARE

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

                                                Three Months Ended March 31, 2001      Three Months Ended March 31, 2000
                                              -------------------------------------  -------------------------------------
                                                 Income       Shares(1)   Per Share    Income        Shares(1)   Per Share
                                              (Numerator)   (Denominator)  Amount    (Numerator)   (Denominator)   Amount
                                              -----------   ------------- ---------  -----------   ------------- ---------
                                                             (Dollars in Thousands, Except Per Share Amounts)
Basic:
      Net income ........................     $    7,028     18,807,088     $0.37     $    5,575     18,666,666     $0.30
      Dilutive potential common shares ..             --        931,368                       --        430,000
                                              ----------     ----------               ----------     ----------
Diluted:
      Net income and assumed conversion .     $    7,028     19,738,456     $0.36     $    5,575     19,096,666     $0.29
                                              ==========     ==========               ==========     ==========


(1) Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for both periods presented have been restated to reflect the impact of the stock split.

3.      COMPREHENSIVE INCOME

        SFAS No. 130, "Reporting Comprehensive Income," establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 2001, total comprehensive income was $10.0 million, an increase of $4.5 million, compared to the three months ended March 31, 2000. Net income for the three months ended March 31, 2001 was $7.0 million and unrealized losses on available-for-sale securities decreased by $3.0 million. For the corresponding period of 2000, net income was $5.6 million and unrealized losses on available-for-sale securities increased by $55,000.

4.      SEGMENT INFORMATION

        The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business into two reportable segments: Commercial Banking and Consumer Banking. These segments principally serve California businesses and consumers. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

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

        The table below presents information about the Company's operating segments for the three months ended March 31, 2001 and 2000:

                                                                            Reconciling
                                              Commercial       Consumer        Items        Total
                                              ----------      ----------    -----------   ----------
                                                              (Dollars in Thousands)
For the Three Months Ended
March 31, 2001:
     Net interest income ...............      $   12,216      $   10,581      $   --      $   22,797
     Segment profit ....................           4,896           2,132          --           7,028
     Segment assets ....................       1,408,840       1,223,335          --       2,632,175
March 31, 2000:
     Net interest income ...............      $    8,048      $   11,854      $   --      $   19,902
     Segment profit ....................           2,329           3,246          --           5,575
     Segment assets ....................       1,067,881       1,246,668          --       2,314,549


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's wholly-owned subsidiary, United Commercial Bank's (the "Bank") loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

        The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2001 and 2000 and financial condition at March 31, 2001 and at December 31, 2000. The following discussion should be read in conjunction with the information set forth in the Company's Consolidated Financial Statements and notes thereto and other financial data included.

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

        Net Income. The consolidated net income of the Company during the three months ended March 31, 2001 increased by $1.5 million, or 26.1%, to $7.0 million, compared to $5.6 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity ("ROE") and average assets ("ROA") ratios for the three months ended March 31, 2001 were 20.19% and 1.11%, respectively. This compares with annualized ROE and ROA ratios of 19.86% and 0.97%, respectively, for the three months ended March 31, 2000. The resulting efficiency ratios were 48.83% for the three months ended March 31, 2001 compared with 46.55% for the corresponding period of the preceding year. Diluted earnings per common share were $0.36 for the three months ended March 31, 2001 compared with $0.29 for the comparable period of the preceding year. Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for both periods presented have been restated to reflect the impact of the stock split.

        The provision for loan losses of $753,000 for the three months ended March 31, 2001 is a decrease of $1.0 million compared to a provision of $1.8 million for the corresponding period of 2000. See "Provision for Loan Losses." Noninterest expense for the three months ended March 31, 2001 was $11.8 million, an increase of $2.0 million, or 20.6%, compared with $9.7 million for the corresponding period of the prior year.

        Net Interest Income. Net interest income before provision for loan losses of $22.8 million for the three months ended March 31, 2001 represented a $2.9 million, or 14.5%, increase over net interest income of $19.9 million for the three months ended March 31, 2000. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets increased to 8.19% for the three months ended March 31, 2001 from 7.69% for the corresponding period of 2000, due to the increase in core deposits and due to the increase in higher-yielding commercial loans. The average cost of deposits increased to 4.57% for the three months ended March 31, 2001 from 3.80% for the three months ended March 31, 2000, primarily due to growth in core deposits offset by increases in market interest rates. The increase in loans contributed to an increase of $7.9 million in interest on earning assets to $50.9 million for the three months ended March 31, 2001, from $43.1 million for the three months ended March 31, 2000. This compares with an increase of $5.0 million in interest expense, to $28.1 million for the three months ended March 31, 2001 from $23.2 million for the three months ended March 31, 2000.

        Average outstanding loans increased to $1.96 billion for the three months ended March 31, 2001 from $1.71 billion for the corresponding period of 2000, an increase of $252.8 million, or 14.8%, as a result of the Bank's continued focus on commercial lending activities. Average commercial loans increased $344.2 million to $1.38 billion for the three months ended March 31, 2001, from $1.04 billion for the three months ended March 31, 2000 while average consumer loans decreased $91.5 million to $580.0 million for the three months ended March 31, 2001, from $671.5 million for the three months ended March 31, 2000, due to the Company's emphasis on the origination of commercial loans. Average securities decreased to $515.2 million for the three months ended March 31, 2001 from $531.0 million for the same period of 2000, a decrease of $15.9 million, or 3.0%. The decrease in average securities resulted primarily from the amortization and prepayment of loans underlying the mortgage-backed securities portfolio, offset by the internal securitization of $24.9 million of residential mortgage (one to four family) loans in December 2000 and $38.0 million in securities purchased during the three months ended March 31, 2001. The internally securitized loans were classified as part of the available-for-sale securities portfolio in conjunction with the Company's ongoing risk-based capital management. Average interest-bearing deposits increased to $1.99 billion for the quarter ended March 31, 2001 from $1.60 billion in the corresponding quarter of the prior year. Average noninterest-bearing deposits increased to $94.0 million for the three months ended March 31, 2001 from $68.0 million for the corresponding period of the prior year, representing an increase of $26.0 million, or 38.3%, as a result of the Company's ongoing focus on generation of commercial and consumer demand deposit accounts. As a direct result of the increased deposit levels, average borrowings were reduced to $263.7 million in the quarter ended March 31, 2001 from $456.7 million in the quarter ended March 31, 2000.

        Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.71% for the three months ended March 31, 2001, up from 3.60% for the corresponding period of 2000. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio, a reduction in our securities portfolio and consumer loan portfolio, and the significant increase in core deposits.

        The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

                                                 At
                                              March 31,       For the Three Months Ended          For the Three Months Ended
                                                2001                 March 31, 2001                      March 31, 2000
                                             ----------  ------------------------------------ -----------------------------------
                                                                                   (Dollars in Thousands)
                                                                        Interest                            Interest
                                                          Average        Income     Average    Average       Income     Average
                                             Yield/Cost   Balance      or Expense  Yield/Cost  Balance     or Expense  Yield/Cost
                                             ----------  ----------    ----------  ---------- ----------   ----------  ----------
Interest-earning assets:
      Loans (1) ............................    8.68%    $1,960,111    $   42,006    8.57%    $1,707,336    $   34,786    8.15%
      Securities ...........................    6.54        515,166         8,771    6.81        531,021         8,274    6.23
      Other ................................    4.77         12,298           152    4.93            295             4    5.42
                                                         ----------    ----------             ----------    ----------
Total interest-earning assets ..............    8.15      2,487,575        50,929    8.19      2,238,652        43,064    7.69
Noninterest-earning assets .................      --         38,164            --      --         51,937            --      --
                                                         ----------    ----------             ----------    ----------
Total assets ...............................    7.98     $2,525,739    $   50,929    8.07     $2,290,589    $   43,064    7.52
                                                ----     ==========    ----------    ----     ==========    ----------    ----
Interest-bearing liabilities:
      Deposits:
         NOW, demand deposits and money
            market accounts ................    2.57     $  187,899    $    1,112    2.37     $  138,971    $      606    1.74
         Savings accounts ..................    2.26        355,295         2,111    2.38        272,283         1,480    2.17
         Time deposits .....................    5.71      1,442,636        20,538    5.69      1,189,068        13,774    4.63
                                                         ----------    ----------             ----------    ----------
      Total deposits .......................    4.77      1,985,830        23,761    4.79      1,600,322        15,860    3.96
      Borrowings ...........................    5.56        263,713         3,668    5.56        456,737         6,599    5.78
      Guaranteed preferred beneficial
        interests in junior subordinated
          debentures .......................    9.38         30,000           703    9.38         30,000           703    9.38
                                                         ----------    ----------             ----------    ----------
Total interest-bearing liabilities .........    4.92      2,279,543        28,132    4.94      2,087,059        23,162    4.44
                                                ----     ----------    ----------    ----     ----------    ----------    ----
Noninterest-bearing deposits ...............                 94,005                               67,961
Other noninterest-bearing liabilities ......                 12,976                               23,289
Stockholders' equity .......................                139,215                              112,280
                                                         ----------                           ----------
Total liabilities and stockholders' equity .             $2,525,739                           $2,290,589
                                                         ==========                           ==========
Net interest income/interest rate
   spread (2) ..............................    3.23%                  $   22,797    3.25%                  $   19,902    3.26%
                                                ====                   ==========    ====                   ==========    ====
Net interest-earning assets/net
   interest margin (3) .....................    3.63%    $  208,033                  3.67%    $  151,593                  3.56%
                                                ====     ==========                  ====     ==========                  ====
Ratio of interest-earning assets to
    interest-bearing liabilities ...........    1.09x          1.09x                                1.07x
                                                ====     ==========                           ==========


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

        The provision for loan losses of $753,000 for the three months ended March 31, 2001 represented a decrease of $1.0 million as compared to a provision of $1.8 million for the corresponding period of the preceding year. At March 31, 2001, the allowance for loan losses was $29.7 million. Net loan recoveries were $29,000 for the three months ended March 31, 2001, compared with net loan charge-offs of $372,000 for the corresponding period of 2000.

        Noninterest Income. Noninterest income for the three months ended March 31, 2001 was $1.3 million compared to $1.0 million for the corresponding period of 2000, an increase of $234,000, or 22.7%, primarily as a result of an increase in commercial banking fees. Commercial banking fees increased 41.0% to $774,000 for the three months ended March 31, 2001 as compared to $549,000 for the corresponding period of 2000, as a result of increased commercial banking activities.

        Noninterest Expense. Noninterest expense of $11.8 million for the three months ended March 31, 2001 increased $2.0 million, or 20.6%, compared with $9.7 million for the corresponding quarter of 2000. Personnel expenses increased to $6.4 million for the three months ended March 31, 2001, from $5.1 million for the corresponding period of 2000, an increase of $1.3 million, or 24.8%, primarily due to the additional staffing required to support growth of the Bank's commercial banking business, and the addition of the Bank's new Asia and International Banking Divisions.

        Provision for Income Taxes. The provision for income taxes was $4.5 million and $3.9 million on the income before taxes of $11.6 million and $9.4 million for the three months ended March 31, 2001 and 2000, respectively. The effective tax rate for the quarter ended March 31, 2001 was 39.20%, compared with 40.91% for the quarter ended March 31, 2000, primarily as a result of the realization of tax benefits generated through the Bank's lending activities in Enterprise Zones in the first quarter of 2001. The Company's lending activities in Enterprise Zones can result in favorable tax treatment; however, the Company does not compromise its credit standards when underwriting credits collateralized by properties in Enterprise Zones.

FINANCIAL CONDITION

        The Company experienced continued asset growth during the first quarter of 2001. Total assets at March 31, 2001 were $2.63 billion, an increase of $130.1 million, or 5.2%, from $2.50 billion at December 31, 2000. The growth resulted primarily from an increase in the loan portfolio, partially offset by a decrease in the securities portfolio.

        During the three months ended March 31, 2001, total loans increased by $53.4 million, or 2.8%, to $1.99 billion, from $1.93 billion at December 31, 2000. This growth was led by an increase in commercial loans due to the Bank's continuing focus on originating such loans. Total commercial loans grew to $1.42 billion at March 31, 2001, from $1.34 billion at December 31, 2000. New loan commitments of $184.6 million for the three months ended March 31, 2001 were comprised of $174.4 million of commercial loans and $10.3 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $511.0 million at March 31, 2001, an increase of $23.8 million, or 4.9%, from $487.2 million at December 31, 2000, due to the runoff of existing securities, offset by the internal securitization of $24.9 million of residential mortgage (one to four family) loans in December 2000 and $38.0 million in securities purchases during the three months ended March 31, 2001.

        The quality of loans continued to be strong. Total past due loans were 0.92% of total loans at March 31, 2001, compared with 0.75% at December 31, 2000. Nonperforming assets were $2.3 million, or 0.09%, of total assets at March 31, 2001, compared with nonperforming assets of $2.6 million, or 0.11%, of total assets at December 31, 2000. The allowance for loan losses was $29.7 million at March 31, 2001, an increase of $782,000 from $28.9 million at December 31, 2000. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the three months ended March 31, 2001 and increased concentration in commercial loans.

        The following table shows the composition of the Bank's loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

                                                             At March 31, 2001            At December 31, 2000
                                                         ------------------------       ------------------------
                                                            Amount           %            Amount             %
                                                         -----------       ------       -----------       ------
                                                                            (Dollars in Thousands)
Commercial:

      Secured by real estate-nonresidential .......      $   635,117        31.94%      $   597,981        30.91%
      Secured by real estate-multifamily ..........          533,711        26.84           514,697        26.61
      Construction ................................          156,041         7.85           131,878         6.82
      Commercial business .........................           96,782         4.87            99,401         5.14
                                                         -----------       ------       -----------       ------
      Total commercial loans ......................        1,421,651        71.50         1,343,957        69.48
                                                         -----------       ------       -----------       ------

Consumer:

      Residential mortgage (one to four family) ...          549,850        27.66           574,219        29.68
      Other .......................................           16,730         0.84            16,288         0.84
                                                         -----------       ------       -----------       ------
      Total consumer loans ........................          566,580        28.50           590,507        30.52
                                                         -----------       ------       -----------       ------

Total gross loans .................................        1,988,231       100.00%        1,931,822       100.00%
                                                                           ======                         ======
Net deferred loan origination fees ................           (3,042)                        (2,642)
                                                         -----------                    -----------
Loans .............................................        1,985,189                      1,931,822
Allowance for loan losses .........................          (29,683)                       (28,901)
                                                         -----------                    -----------
Net loans .........................................      $ 1,955,506                    $ 1,902,921
                                                         ===========                    ===========

        The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Bank holds substantially all of its loan originations in portfolio, except for Small Business Administration ("SBA") loans which are generally sold in the secondary market.

        Due to its change in the loan origination focus to commercial loans, the Bank is originating more loans which reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be fixed rate for terms of 15 or 30 years, have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually, or reprice semi-annually or annually.

        As a result of the change of focus to commercial lending, adjustable-rate loans increased to $1.11 billion, an increase of $70.0 million, or 6.7%, from $1.05 billion at December 31, 2000. Fixed-rate loans at March 31, 2001 were $603.3 million, relatively constant compared with $603.4 million at December 31, 2000. At March 31, 2001, total gross loans included $267.6 million of intermediate fixed-rate loans compared with $283.6 million at December 31, 2000, a decrease of $16.0 million, or 5.7%.

        The following table shows the Bank's new loan commitments during the periods indicated:

                                                                   For the Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                       2001          2000
                                                                     --------      --------
                                                                     (Dollars in Thousands)
        Commercial:

              Secured by real estate-nonresidential (1) .......      $ 59,202      $ 50,107
              Secured by real estate-multifamily (1) ..........        37,874        27,020
              Construction ....................................        41,928        25,126
              Commercial business .............................        35,363        16,762
                                                                     --------      --------
                   Total commercial loans .....................      $174,367      $119,015
                                                                     --------      --------
        Consumer:

              Residential mortgage (one to four family) (1) ...      $  6,135      $  6,299
              Home equity and other ...........................         4,123         2,101
                                                                     --------      --------
                   Total consumer loans .......................        10,258         8,400
                                                                     --------      --------
              Total new commitments ...........................      $184,625      $127,415
                                                                     ========      ========

(1) For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

        Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $2.2 million at March 31, 2001 compared to $2.5 million at December 31, 2000. Foreclosures are a normal part of the credit process. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

        The following table sets forth information regarding nonperforming assets at the dates indicated:

                                                              At March 31,    At December 31,
                                                                 2001             2000
                                                              -----------     --------------
                                                                 (Dollars in Thousands)
Nonaccrual loans:
     Commercial

           Secured by real estate-nonresidential .......      $       --       $      740
           Construction loans ..........................             104              104
           Commercial business .........................              29               --
                                                              ----------       ----------
                Total commercial .......................             133              844
                                                              ----------       ----------
     Consumer

           Residential mortgage (one to four family) ...           2,025            1,672
                                                              ----------       ----------
                Total consumer .........................           2,025            1,672
                                                              ----------       ----------
                     Total nonaccrual loans ............           2,158            2,516
Other real estate owned ("OREO") .......................             115              115
                                                              ----------       ----------
Total nonperforming assets .............................      $    2,273       $    2,631
                                                              ==========       ==========
Nonperforming assets to total assets ...................            0.09%            0.11%
Nonaccrual loans to loans ..............................            0.11             0.13
Nonperforming assets to loans and OREO .................            0.11             0.14
Loans ..................................................      $1,985,189       $1,931,822
Gross income not recognized on nonaccrual loans ........      $       26       $      116
Accruing loans contractually past due 90 days or more ..              --               --

        Total nonperforming assets were $2.3 million at March 31, 2001, a decrease of $358,000, or 13.6%, from $2.6 million at December 31, 2000. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At March 31, 2001 and December 31, 2000, OREO consisted of one property acquired through foreclosure with a carrying value of $115,000.

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

        "Loss": loans considered uncollectible.

        The following table sets forth criticized loans at the dates indicated:

                                                                         At March 31,     At December 31,
                                                                            2001               2000
                                                                         -----------      --------------
                                                                            (Dollars in Thousands)
  Special mention loans .........................................        $    1,046         $      675
  Substandard and doubtful loans ................................             6,705              6,886
                                                                         ----------         ----------
        Total criticized loans ..................................        $    7,751         $    7,561
                                                                         ==========         ==========
  Total allowance for loan losses ...............................        $   29,683         $   28,901
                                                                         ==========         ==========
  Special mention loans to total loans ..........................              0.05%              0.03%
  Substandard and doubtful loans to total loans .................              0.34               0.36
  Criticized loans to total loans ...............................              0.39               0.39
  Allowance for loan losses to substandard and doubtful loans ...            442.70             419.71
  Allowance for loan losses to criticized loans .................            382.96             382.24

        With the exception of the criticized loans described above, management is not aware of any other loans as of March 31, 2001 where the known credit problems of the borrower would cause management to doubt such borrower's ability to comply with their loan repayment schedule, or that would result in such loans being included in the criticized loan table above at some future date.

        The Bank engages an independent loan review firm to examine the classification of our commercial loan portfolio. This firm is comprised of former bank regulators and former bankers. The firm made no material recommendations for changes to our classifications as a result of their review.

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

        The following table sets forth information concerning the Bank's allowance for loan losses for the dates indicated:

                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                     2001              2000
                                                                   --------          --------
                                                                     (Dollars in Thousands)
Balance at beginning of period ............................        $ 28,901          $ 19,503
Provision for loan losses .................................             753             1,755
Loans charged off .........................................              --              (374)
Recoveries ................................................              29                 2
                                                                   --------          --------
Balance at end of period ..................................        $ 29,683          $ 20,886
                                                                   ========          ========

Allowance for loan losses to loans ........................            1.50%             1.20%

Annualized net (recoveries) charge-offs to average loans ..           (0.01)%            0.09%

        Securities. Securities (including available-for-sale and held-to-maturity) increased during the first three months of 2001 by $23.8 million, or 4.9%, to $511.0 million at March 31, 2001 from $487.2 million at December 31, 2000. The increase in securities resulted primarily from purchases for liquidity purposes.

        The Bank adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The transition provisions contained in SFAS No. 133, as amended, provided that at the date of initial application, an entity may transfer any security classified as "held-to-maturity" to "available-for-sale" or "trading" and any security classified as "available-for-sale" to "trading". On January 1, 2001, the Bank transferred held-to-maturity securities with an amortized cost of $116.4 million and an estimated fair value of $111.8 million into the "available-for-sale" category (investments held at fair value, with changes in fair value recognized in other comprehensive income). The unrealized net loss as of the transfer date related to the transfer of these held-to-maturity securities into the investments held at fair value category was $4.6 million.

        The following table presents the Bank's securities portfolio on the dates indicated:

                                                                             At March 31, 2001         At December 31, 2000
                                                                          -----------------------     -----------------------
                                                                          Amortized       Market      Amortized       Market
                                                                            Cost          Value          Cost         Value
                                                                          ---------      --------     ---------      --------
                                                                                         (Dollars in Thousands)
Investment securities available for sale:

     Trust Preferred Securities .....................................      $100,569      $ 85,847      $101,149      $ 82,670
     Federal Agency Note ............................................        14,048        14,059            --            --
                                                                           --------      --------      --------      --------
          Total investment securities available for sale ............       114,617        99,906       101,149        82,670
                                                                           --------      --------      --------      --------
Mortgage-backed securities available for sale:

     FHLMC ..........................................................        34,740        34,000            --            --
     GNMA ...........................................................       109,286       109,743        92,353        91,737
     FNMA ...........................................................       163,577       161,595        91,426        89,210
     Other ..........................................................        60,999        61,068        63,672        62,537
                                                                           --------      --------      --------      --------
          Total mortgage-backed securities available for sale .......       368,602       366,406       247,451       243,484
                                                                           --------      --------      --------      --------
Total investment and mortgage-backed securities available for sale ..      $483,219      $466,312      $348,600      $326,154
                                                                           ========      ========      ========      ========

Investment securities held to maturity:

     Municipals .....................................................      $ 43,652      $ 43,574      $ 43,648      $ 43,097
                                                                           --------      --------      --------      --------
Mortgage-backed securities held to maturity:

     FNMA ...........................................................            --            --        80,662        77,576
     FHLMC ..........................................................            --            --        35,725        34,257
     Other ..........................................................         1,045         1,045         1,051         1,051
                                                                           --------      --------      --------      --------
          Total mortgage-backed securities held to maturity .........         1,045         1,045       117,438       112,884
                                                                           --------      --------      --------      --------
Total investment and mortgage-backed securities held to maturity ....      $ 44,697      $ 44,619      $161,086      $155,981
                                                                           ========      ========      ========      ========

        As of March 31, 2001, the carrying value of the securities was $527.9 million and the market value was $510.9 million. The total unrealized loss on these securities was $17.0 million. Of this total, $16.9 million relates to securities which are available for sale on which the unrealized loss, net of tax, is included as a reduction of stockholders' equity. The difference between the carrying value and market value aggregating $78,000 of securities which are held to maturity has not been recognized in the financial statements as of March 31, 2001. The unrealized losses are primarily the result of movements in market interest rates.

        Deposits. Deposits are the Bank's primary source of funds to use in lending and investment activities. Deposit balances were $2.19 billion at March 31, 2001, which represented an increase of $123.0 million, or 6.0%, from $2.06 billion at December 31, 2000. Core deposit balances increased by $58.7 million, or 9.3%, and time deposits increased by $64.3 million, or 4.5%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank's continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At March 31, 2001, 68.4% of our deposits were time deposits, 17.2% were savings accounts, and 14.4% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2000, 69.4% of our deposits were time deposits, 16.9% were savings accounts, and 13.7% were NOW, demand deposit and money market accounts.

        The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At March 31, 2001, less than 2% of the Bank's deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate average deposit balances comprised less than 15% of the Bank's total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 2001, is $628.8 million of deposits of $100,000 or greater. Such deposits make up 28.8% of total deposits. At March 31, 2001, the Bank had no brokered deposits. Substantially all of the time deposits as of March 31, 2001 mature in one year or less.

        The following table presents the balances and rates paid for categories of deposits at the dates indicated:

                                                            At March 31, 2001          At December 31, 2000
                                                       --------------------------   --------------------------
                                                                       Weighted                     Weighted
                                                         Balance     Average Rate    Balance      Average Rate
                                                       ----------    ------------   ----------    ------------
                                                                        (Dollars in Thousands)
NOW, demand deposits and money market accounts ..      $  315,037        1.69%      $  282,611        1.66%
Savings accounts ................................         375,981        2.26          349,679        2.30
Time deposits:

      Less than $100,000 ........................         867,175        5.54          851,913        5.72
      $100,000 or greater .......................         628,819        5.95          579,816        6.32
                                                       ----------                   ----------
      Total time deposits .......................       1,495,994        5.71        1,431,729        5.97
                                                       ----------                   ----------
Total deposits ..................................      $2,187,012        4.54       $2,064,019        4.75
                                                       ==========                   ==========

        Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the FHLB of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At March 31, 2001, the Bank had $258.0 million of advances outstanding, compared to $260.6 million outstanding at December 31, 2000.

        Included in the $258.0 million of FHLB advances as of March 31, 2001 were $5.0 million of fixed-rate advances for two years and $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates.

        In December of 1998, the Bank entered into the Treasury Investment Program with the Federal Reserve Bank of San Francisco ("FRB"). This borrowing line allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. This borrowing line must be fully collateralized at all times and at March 31, 2001, the maximum borrowings allowed based on collateral placed with the FRB was approximately $10.0 million. There were no borrowings outstanding under this line at March 31, 2001. At December 31, 2000, $2.6 million was outstanding under this borrowing line.

        The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

                                                                                 At or For the Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                     (Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
     Average balance outstanding ..............................................      $ 22,870      $215,445
     Maximum amount outstanding at any month end ..............................        39,177       235,000
     Balance outstanding at end of period .....................................        20,000       229,000
     Weighted average interest rate during the period .........................          6.52%         5.89%
     Weighted average interest rate at end of period ..........................          6.74%         6.30%
     Weighted average remaining term to maturity at end of period (in years) ..             0             0

FRB direct investment borrowings:
     Average balance outstanding ..............................................      $  2,842      $  8,292
     Maximum amount outstanding at any month end ..............................        10,000        10,000
     Balance outstanding at end of period .....................................            --        10,000
     Weighted average interest rate during the period .........................          5.56%         5.29%
     Weighted average interest rate at end of period ..........................            --%         6.17%
     Weighted average remaining term to maturity at end of period (in years) ..            --            --

Long-term borrowings:
FHLB of San Francisco advances:
     Average balance outstanding ..............................................      $238,000      $233,000
     Maximum amount outstanding at any month end ..............................       238,000       233,000
     Balance outstanding at end of period .....................................       238,000       233,000
     Weighted average interest rate during the period .........................          5.45%         5.49%
     Weighted average interest rate at end of period ..........................          5.46%         5.43%
     Weighted average remaining term to maturity at end of period .............             7             8

        Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2001, the Bank met the "Well Capitalized" requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2001 was 10.94%, as compared with 10.97% at December 31, 2000. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2001 was 6.97% compared with 6.95% at December 31, 2000. The Company's capital ratios are approximately those of the Bank, and similarly the Company is categorized as "Well Capitalized."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in the Company's exposure to market risk since the information disclosed in the Company's Annual Report dated December 31, 2000 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

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

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     List of Exhibits (Filed herewith unless otherwise noted)

3.1     Amended and Restated Certificate of Incorporation of UCBH Holdings,
        Inc.*

3.2     Bylaws of UCBH Holdings, Inc.*

3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.

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

                                        UCBH HOLDINGS, INC.

Date: May 3, 2001                       /s/ Thomas S. Wu
                                        ----------------------------------
                                        Thomas S. Wu
                                        President and Chief Executive Officer
                                        (principal executive officer)

Date: May 3, 2001                       /s/ Jonathan H. Downing
                                        ----------------------------------
                                        Jonathan H. Downing
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (principal financial officer)