Form 10-Q
period 2001-06-30
UCBH HOLDINGS INC
filed 2001-08-06
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number   0-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3072450 (I.R.S. Employer Identification No.)

711 Van Ness Avenue, San Francisco, California (Address of principal executive offices)	94102 (Zip Code)

(415) 928-0700

(Registrant’s telephone number, including area code)

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

Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 3, 2001, the Registrant had 19,224,947 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1-3

Notes to Consolidated Financial Statements	4-5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	5-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16-17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At June 30,	At December 31,
	2001	2000

	(unaudited)
Assets

Cash and due from banks	$26,325	$37,743

Federal funds sold	77,454	470

Investment and mortgage-backed securities available for sale, at fair value	540,681	326,154

Investment and mortgage-backed securities, at cost (fair value $45,448 at June 30, 2001 and $155,981 at December 31, 2000)	45,820	161,086

Federal Home Loan Bank Stock	20,481	20,517

Loans	2,011,387	1,931,822

Allowance for loan losses	(30,693)	(28,901)

Net loans	1,980,694	1,902,921

Accrued interest receivable	16,727	16,913

Premises and equipment, net	20,094	20,175

Other assets	22,228	16,140

Total assets	$2,750,504	$2,502,119

Liabilities

Deposits	$2,294,538	$2,064,019

Borrowings	258,000	260,558

Guaranteed preferred beneficial interests in junior subordinated debentures	30,000	30,000

Accrued interest payable	4,964	5,148

Other liabilities	9,359	8,749

Total liabilities	2,596,861	2,368,474

Commitments and contingencies	—	—

Stockholders’ Equity

Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—

Common stock, $.01 par value, authorized 90,000,000 shares at June 30, 2001 and 25,000,000 shares at December 31, 2000, shares issued and outstanding 18,964,451 at June 30, 2001 and 18,749,608 at December 31, 2000	190	94

Additional paid-in capital	63,546	60,366

Accumulated other comprehensive income	(9,335)	(13,019)

Retained earnings-substantially restricted	99,242	86,204

Total stockholders’ equity	153,643	133,645

Total liabilities and stockholders’ equity	$2,750,504	$2,502,119

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest income:

Loans	$41,432	$37,231	$83,438	$72,017

Funds sold and securities purchased under agreements to resell	600	7	752	10

Investment and mortgage-backed securities	9,428	8,592	18,199	16,866

Total interest income	51,460	45,830	102,389	88,893

Interest expense:

Deposits	23,373	17,757	47,134	33,617

Short-term borrowings	209	3,741	631	7,144

Guaranteed preferred beneficial interests in junior subordinated debentures	703	703	1,406	1,406

Long-term borrowings	3,282	3,196	6,527	6,392

Total interest expense	27,567	25,397	55,698	48,559

Net interest income	23,893	20,433	46,691	40,334

Provision for loan losses	952	1,951	1,706	3,706

Net interest income after provision for loan losses	22,941	18,482	44,985	36,628

Noninterest income:

Commercial banking fees	786	582	1,560	1,131

Service charges on deposit accounts	365	297	616	520

Gain on sale of loans, securities and servicing rights	504	217	741	437

Miscellaneous	33	53	37	93

Total noninterest income	1,688	1,149	2,954	2,181

Noninterest expense:

Personnel	6,277	4,886	12,666	10,004

Occupancy	1,289	1,195	2,556	2,338

Data processing	734	541	1,436	1,083

Furniture and equipment	606	566	1,242	1,101

Professional fees and contracted services	824	542	1,605	1,085

Deposit insurance	96	86	188	171

Communication	151	124	291	244

Foreclosed assets	3	29	3	50

Miscellaneous	2,196	1,857	3,939	3,494

Total noninterest expense	12,176	9,826	23,926	19,570

Income before taxes	12,453	9,805	24,013	19,239

Income tax expense	5,025	3,937	9,556	7,797

Net income	$7,428	$5,868	$14,457	$11,442

Basic earnings per share	$0.39	$0.31	$0.77	$0.61

Diluted earnings per share	$0.37	$0.30	$0.73	$0.59

Dividends declared per share	$0.04	$0.03	$0.08	$0.05

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Six Months Ended
	June 30,

	2001	2000

Operating activities:

Net income	$14,457	$11,442

Adjustments to reconcile net income to net cash provided by (used for) operating activities:

Provision for loan losses	1,706	3,706

Decrease (increase) in accrued interest receivable	186	(1,437)

Depreciation and amortization of premises and equipment	1,280	1,274

(Increase) decrease in other assets	(7,422)	5,065

Increase (decrease) in other liabilities	320	(8,944)

(Decrease) increase in accrued interest payable	(184)	803

Gain on sale of loans, securities and other assets	(741)	(437)

Other, net	115	669

Net cash provided by operating activities	9,717	12,141

Investing activities:

Investments and mortgage-backed securities, available for sale:

Principal payments and maturities	44,007	14,923

Purchases	(84,010)	(3,348)

Sales	505	1,816

Investments and mortgage-backed securities, held to maturity:

Principal payments and maturities	1,777	10,932

Purchases	(2,262)	(709)

Loans originated and purchased, net of principal collections	(143,976)	(128,685)

Proceeds from sale of loans	12,232	6,396

Purchases of premises and equipment	(1,034)	(780)

Proceeds from sale of other assets	115	76

Net cash used in investing activities	(172,646)	(99,379)

Financing activities:

Net increase in demand deposits, NOW, money market and savings accounts	134,409	76,187

Net increase (decrease) in time deposits	96,110	6,416

Net (decrease) increase in borrowings	(2,558)	2,188

Proceeds from issuance of common stock	1,663	438

Payment of cash dividend on common stock	(1,129)	(467)

Net cash provided by financing activities	228,495	84,762

Net increase in cash and cash equivalents	65,566	(2,476)

Cash and cash equivalents at beginning of period	38,213	24,289

Cash and cash equivalents at end of period	$103,779	$21,813

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$55,882	$47,756

Cash paid during the period for income taxes	15,940	11,199

Supplemental schedule of noncash investing and financing activities:

Real estate acquired through foreclosure	—	176

Securities transferred to available for sale	116,387	—

Loans securitized	52,916	—

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Income for the three months ended June 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000 have been prepared by UCBH Holdings, Inc. (the “Company”) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:

Net income	$7,428	18,893,705	$0.39	$5,868	18,699,899	$0.31

Dilutive potential common shares	—	975,309		—	833,932

Diluted:

Net income and assumed conversion	$7,428	19,869,014	$0.37	$5,868	19,533,831	$0.30

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Income	Shares(1)	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:

Net income	$14,457	18,850,397	$0.77	$11,442	18,683,283	$0.61

Dilutive potential common shares	—	953,338		—	631,966

Diluted:

Net income and assumed conversion	$14,457	19,803,735	$0.73	$11,442	19,315,249	$0.59

(1)	Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for the period ending June 30, 2000 have been restated to reflect the impact of the stock split.

3.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2001, total comprehensive income was $8.1 million, an increase of $5.1 million, compared to the three months ended June 30, 2000. Net income for the three months ended June 30, 2001 was $7.4 million and unrealized losses on available-for-sale securities decreased by $677,000.

For the corresponding period of 2000, net income was $5.9 million and unrealized losses on available-for-sale securities increased by $2.8 million. For the six months ended June 30, 2001, total comprehensive income was $18.1 million, an increase of $9.6 million, or 112.0%, compared to the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $14.5 million and unrealized losses on available-for-sale securities decreased by $3.7 million. For the corresponding period of 2000, net income was $11.4 million and unrealized losses on available-for-sale securities increased by $2.9 million.

4.	Segment Information

     The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business into two reportable segments: Commercial Banking and Consumer Banking. These segments principally serve California’s businesses and consumers. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

     The financial results of the Company’s operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments as compared to the Company’s consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on interest income, interest expense and net interest income. There are no material intersegment revenues.

     The table below presents information about the Company’s operating segments for the three months and the six months ended June 30, 2001 and 2000:

			Reconciling
	Commercial	Consumer	Items	Total

	(Dollars in Thousands)
For the Three Months Ended

June 30, 2001:

Net interest income	$14,334	$9,560	$—	$23,893

Segment profit	5,558	1,871	—	7,428

Segment assets	1,508,957	1,241,547	—	2,750,504

June 30, 2000:

Net interest income	$8,450	$11,983	$—	$20,433

Segment profit	2,859	3,009	—	5,868

Segment assets	1,160,277	1,209,703	—	2,369,980

For the Six Months Ended

June 30, 2001:

Net interest income	$26,550	$20,141	$—	$46,691

Segment profit	10,454	4,003	—	14,457

Segment assets	1,508,957	1,241,547	—	2,750,504

June 30, 2000:

Net interest income	$16,498	$23,836	$—	$40,334

Segment profit	5,188	6,254	—	11,442

Segment assets	1,160,277	1,209,703	—	2,369,980

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s wholly-owned subsidiary, United Commercial Bank’s (the “Bank”) loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s or Bank’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended June 30, 2001 and 2000 and financial condition at June 30, 2001 and at December 31, 2000. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company’s noninterest expenses consist primarily of personnel, occupancy, and furniture and equipment expenses and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended June 30, 2001 increased by $1.6 million, or 26.6%, to $7.4 million, compared to $5.9 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended June 30, 2001 were 20.57% and 1.12%, respectively. This compares with annualized ROE and ROA ratios of 20.89% and 1.00%, respectively, for the three months ended June 30, 2000. The resulting efficiency ratios were 47.60% for the three months ended June 30, 2001 compared with 45.53% for the corresponding period of the preceding year. Diluted earnings per common share were $0.37 for the three months ended June 30, 2001 compared with $0.30 for the comparable period of the preceding year.

     The consolidated net income of the Company during the six months ended June 30, 2001 increased by $3.0 million, or 26.4%, to $14.5 million, compared to $11.4 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity and average assets ratios for the six months ended June 30, 2001 were 20.39% and 1.12%, respectively. This compares with annualized ROE and ROA ratios of 20.38% and 0.99%, respectively, for the six months ended June 30, 2000. The resulting efficiency ratios were 48.19% for the six months ended June 30, 2001 compared with 46.03% for the corresponding period of the prior year. Diluted earnings per common share were $0.73 for the six months ended June 30, 2001 compared with $0.59 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $23.9 million for the three months ended June 30, 2001 represented a $3.5 million, or 16.9%, increase over net interest income of $20.4 million for the three months ended June 30, 2000. This increase was primarily due to the increase in commercial loans and growth in core deposits. The average cost of deposits increased to 4.25% for the three months ended June 30, 2001 from 4.14% for the three months ended June 30, 2000, primarily due to increases in CD costs which tend to lag in repricing when compared to market interest rates. The increase in loans contributed to an increase of $5.6 million in interest on earning assets to $51.5 million for the three months ended June 30, 2001, from $45.8 million for the three months ended June 30, 2000. This compares with an increase of $2.2 million in interest expense, to $27.6 million for the three months ended June 30, 2001 from $25.4 million for the three months ended June 30, 2000.

     Net interest income before provision for loan losses of $46.7 million for the six months ended June 30, 2001 represented a $6.4 million, or 15.8%, increase over net interest income of $40.3 million for the six months ended June 30, 2000. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets increased to 8.05% for the six months ended June 30, 2001 from 7.85% for the corresponding period of 2000, due to the increase in higher-yielding commercial loans. The average cost of deposits increased to 4.41% for the six months ended June 30, 2001 from 3.97% for the six months ended June 30, 2000, primarily due to increases in CD costs which tend to lag in repricing when compared to market interest rates. The increase in loans contributed to an increase of $13.5 million in interest on earning assets to $102.4 million for the six months ended June 30, 2001, from $88.9 million for the six months ended June 30, 2000. This compares with an increase of $7.1 million in interest expense, to $55.7 million for the six months ended June 30, 2001 from $48.6 million for the six months ended June 30, 2000.

     Average outstanding loans increased to $1.97 billion for the six months ended June 30, 2001 from $1.74 billion for the corresponding period of 2000, an increase of $233.4 million, or 13.4%, as a result of the Bank’s continued focus on commercial lending activities. Average commercial loans increased $340.1 million to $1.42 billion for the six months ended June 30, 2001, from $1.08 billion for the six months ended June 30, 2000 while average consumer loans decreased $106.1 million to $555.6 million for the six months ended June 30, 2001, from $661.7 million for the six months ended June 30, 2000, due to the Company’s emphasis on the origination of commercial loans. Average securities increased to $536.4 million for the six months ended June 30, 2001 from $523.4 million for the same period of 2000, an increase of $13.0 million, or 2.5%. Average interest-bearing deposits increased to $2.04 billion for the six months ended June 30, 2001 from $1.62 billion in the corresponding period of the prior year. Average noninterest-bearing deposits increased to $98.4 million for the six months ended June 30, 2001 from $70.6 million for the corresponding period of the prior year, representing an increase of $27.8 million, or 39.4%, as a result of the Company’s ongoing focus on generation of commercial and consumer demand deposit accounts.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.72% for the six months ended June 30, 2001, up from 3.61% for the corresponding period of 2000. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio, a reduction in our consumer loan portfolio, and the significant increase in core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	June 30,		For the Six Months Ended				For the Six Months Ended
	2001		June 30, 2001				June 30, 2000

			(Dollars in Thousands)
					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/Cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-earning assets:

Loans(1)	8.27%		$1,974,494		$83,438	8.45%	$1,740,516		$72,017	8.28%

Securities	6.45		536,359		18,199	6.79	523,394		16,866	6.44

Other	3.97		34,272		752	4.39	373		10	5.36

Total interest-earning assets	7.74		2,545,125		102,389	8.05	2,264,283		88,893	7.85

Noninterest-earning assets	—		43,341		—	—	50,208		—	—

Total assets	7.58		$2,588,466		$102,389	7.91	$2,314,492		$88,893	7.68

Interest-bearing liabilities:

Deposits:

NOW, demand deposits and money market accounts	2.41		$201,079		$2,342	2.33	$143,257		$1,323	1.85

Savings accounts	2.10		374,643		4,415	2.36	273,347		2,919	2.14

Time deposits	5.05		1,464,511		40,377	5.51	1,204,704		29,375	4.88

Total deposits	4.20		2,040,233		47,134	4.62	1,621,308		33,617	4.15

Borrowings	5.56		260,906		7,158	5.49	458,829		13,536	5.90

Guaranteed preferred beneficial interests in junior subordinated debentures	9.38		30,000		1,406	9.38	30,000		1,406	9.38

Total interest-bearing liabilities	4.41		2,331,139		55,698	4.78	2,110,137		48,559	4.60

Noninterest-bearing deposits			98,413				70,616

Other noninterest-bearing liabilities			17,082				21,429

Stockholders’ equity			141,832				112,310

Total liabilities and stockholders’ equity			$2,588,466				$2,314,492

Net interest income/interest rate spread(2)	3.33%				$46,691	3.27%			$40,334	3.25%

Net interest-earning assets/net interest margin(3)	3.70%		$213,987			3.67%	$154,146			3.56%

Ratio of interest-earning assets to interest-bearing liabilities	1.09	x	1.09	x			1.07	x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

     Provision for Loan Losses. The provision for loan losses reflects management’s judgment of the current period cost associated with credit risk inherent in the Company’s loan portfolio. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that, in management’s judgment, is adequate to absorb losses inherent in the Company’s loan portfolio.

     The provision for loan losses of $1.7 million for the six months ended June 30, 2001 represented a decrease of $2.0 million as compared to a provision of $3.7 million for the corresponding period of the preceding year. At June 30, 2001, the allowance for loan losses was $30.7 million. Net loan recoveries were $86,000 for the six months ended June 30, 2001, compared with net loan charge-offs of $688,000 for the corresponding period of 2000.

     Noninterest Income. Noninterest income for the three months ended June 30, 2001 was $1.7 million compared to $1.1 million for the corresponding quarter of 2000, an increase of $539,000, or 46.9%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans. Commercial banking fees increased 35.1% to $786,000 for the three months ended June 30, 2001 as compared to $582,000 for the corresponding period of 2000, as a result of increased commercial banking activities.

     Noninterest income for the six months ended June 30, 2001 was $3.0 million compared to $2.2 million for the corresponding period of 2000, an increase of $773,000, or 35.4%, primarily as a result of an increase in commercial banking fees. Commercial banking fees increased 37.9% to $1.6 million for the six months ended June 30, 2001 as compared to $1.1 million for the corresponding period of 2000, as a result of increased commercial banking activities.

     Noninterest Expense. Noninterest expense of $12.2 million for the three months ended June 30, 2001 increased $2.4 million, or 23.9%, compared with $9.8 million for the corresponding quarter of 2000. Personnel expenses increased to $6.3 million for the three months ended June 30, 2001, from $4.9 million for the corresponding period of 2000, an increase of $1.4 million, or 28.5%, primarily due to the additional staffing required to support growth of the Bank’s commercial banking business, and the addition of the Bank’s new Asia and International Banking Divisions.

     Noninterest expense of $23.9 million for the six months ended June 30, 2001 increased $4.4 million, or 22.3%, compared with $19.6 million for the corresponding period of 2000. Personnel expenses increased to $12.7 million for the six months ended June 30, 2001, from $10.0 million for the corresponding period of 2000, an increase of $2.7 million, or 26.6%, primarily due to the additional staffing required to support growth of the Bank’s commercial banking business, and the addition of the Bank’s new Asia and International Banking Divisions.

     Provision for Income Taxes. The provision for income taxes was $5.0 million and $3.9 million on the income before taxes of $12.5 million and $9.8 million for the three months ended June 30, 2001 and 2000, respectively. The effective tax rate for the quarter ended June 30, 2001 was 40.35%, compared with 40.15% for the quarter ended June 30, 2000.

     The provision for income taxes of $9.6 million and $7.8 million on the income before taxes of $24.0 million and $19.2 million for the six months ended June 30, 2001 and 2000, respectively, represents effective tax rates of 39.80% and 40.53%, respectively.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the second quarter of 2001. Total assets at June 30, 2001 were $2.75 billion, an increase of $248.4 million, or 9.9%, from $2.50 billion at December 31, 2000. The growth resulted primarily from increases in the loan portfolio and in securities and investments.

     During the six months ended June 30, 2001, total loans increased by $79.6 million, or 4.1%, to $2.01 billion, from $1.93 billion at December 31, 2000. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. Total commercial loans grew to $1.52 billion at June 30, 2001, from $1.34 billion at December 31, 2000. Residential mortgage (one to four family) loans decreased to $492.0 million at June 30, 2001 from $590.5 million at December 31, 2000, primarily due to principal repayments and internal loan securitization. New loan commitments of $469.5 million for the six months ended June 30, 2001 were comprised of $429.3 million of commercial loans and $40.2 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $586.5 million at June 30, 2001, an increase of $99.2 million, or 20.4%, from $487.2 million at December 31, 2000. The increase is largely attributable to internal securitization of $52.9 million in residential mortgage (one to four family) loans for capital management purposes.

     Total past due loans were 0.73% of total loans at June 30, 2001, compared with 0.75% at December 31, 2000. Nonperforming assets were $1.7 million, or 0.06%, of total assets at June 30, 2001, compared with nonperforming assets of $2.6 million, or 0.11%, of total assets at December 31, 2000. The allowance for loan losses was $30.7 million at June 30, 2001, an increase of $1.8 million from

$28.9 million at December 31, 2000. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the six months ended June 30, 2001 and increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At June 30, 2001		At December 31, 2000

	Amount	%	Amount	%

	(Dollars in Thousands)
Commercial:

Secured by real estate-nonresidential	$671,015	33.32%	$597,981	30.91%

Secured by real estate-multifamily	571,354	28.37	514,697	26.61

Construction	164,425	8.16	131,878	6.82

Commercial business	115,280	5.72	99,401	5.14

Total commercial loans	1,522,074	75.57	1,343,957	69.48

Consumer:

Residential mortgage (one to four family)	477,352	23.70	574,219	29.68

Other	14,689	0.73	16,288	0.84

Total consumer loans	492,041	24.43	590,507	30.52

Total gross loans	2,014,115	100.00%	1,934,464	100.00%

Net deferred loan origination fees	(2,728)		(2,642)

Loans	2,011,387		1,931,822

Allowance for loan losses	(30,693)		(28,901)

Net loans	$1,980,694		$1,902,921

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Bank holds substantially all of its loan originations in portfolio, except for the guaranteed portion of Small Business Administration (“SBA”) loans which are generally sold in the secondary market.

     Due to its change in the loan origination focus to commercial loans, the Bank is originating more loans which reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be fixed rate for terms of 15 or 30 years, have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $1.19 billion, an increase of $146.7 million, or 13.4%, from $1.05 billion at December 31, 2000. Fixed-rate loans at June 30, 2001 were $561.6 million compared with $603.4 million at December 31, 2000, a decrease of $41.9 million, or 7.9%. At June 30, 2001, total gross loans included $258.4 million of intermediate fixed-rate loans compared with $283.6 million at December 31, 2000, a decrease of $25.2 million, or 8.9%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)
Commercial:

Secured by real estate-nonresidential(1)	$132,304	$103,288

Secured by real estate-multifamily(1)	100,518	68,221

Construction	101,103	80,312

Commercial business	95,379	36,328

Total commercial loans	$429,304	$288,149

Consumer:

Residential mortgage (one to four family)(1)	$31,819	$14,365

Home equity and other	8,365	6,569

Total consumer loans	40,184	20,934

Total new commitments	$469,488	$309,083

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $1.7 million at June 30, 2001 compared to $2.5 million at December 31, 2000. Foreclosures are a normal part of the credit process. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the collateral underlying defaulted loans.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30,	At December 31,
	2001	2000

	(Dollars in Thousands)
Nonaccrual loans:

Commercial

Secured by real estate-nonresidential	$—	$740

Construction loans	—	104

Total commercial	—	844

Consumer

Residential mortgage (one to four family)	1,742	1,672

Total consumer	1,742	1,672

Total nonaccrual loans	1,742	2,516

Other real estate owned (“OREO”)	—	115

Total nonperforming assets	$1,742	$2,631

Nonperforming assets to total assets	0.06%	0.11%

Nonaccrual loans to loans	0.09	0.13

Nonperforming assets to loans and OREO	0.09	0.14

Loans	$2,011,387	$1,931,822

Gross income not recognized on nonaccrual loans	$22	$116

Accruing loans contractually past due 90 days or more	—	—

     Total nonperforming assets were $1.7 million at June 30, 2001, a decrease of $889,000, or 33.8%, from $2.6 million at December 31, 2000. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At December 31, 2000, OREO consisted of one property acquired through foreclosure with a carrying value of $115,000. No OREOs were outstanding as of June 30, 2001.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The Bank has established a formal process for determining an adequate allowance for loan losses. This process results in an allowance that consists of two components, allocated and unallocated. The allocated component includes allowance estimates that result from analyzing certain individual loans (including impaired loans), and includes the results of analyzing loans in groups. For loans that are analyzed individually, third party information, such as appraisals, may be used to supplement management’s analysis. For loans that are analyzed in groups, such as residential mortgage (one to four family) loans, management’s analysis consists of reviewing delinquency trends, charge-off experience, current economic conditions, composition of the loan portfolio, regional collateral value trends, and other factors. The unallocated component of the allowance for loan losses is intended to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. In addition to the assessment performed by management, the Bank’s loan portfolio is subject to an internal asset review function and is examined by the Bank’s regulators. The results of these examinations are incorporated into management’s assessment of the allowance for loan losses.

     The allowance for loan losses is increased by provisions for loan losses, which are charged against earnings, and reduced by charge-offs, net of any recoveries. Loans are charged off when they are classified as loss either internally or by the Bank’s regulators. For any loan that is past due more than 90 days, management will generally charge off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

     While management uses all available evidence in assessing the adequacy of the allowance for loan losses, future additions to the allowance for loan losses will be subject to continuing evaluations of the inherent risk in the portfolio. If the economy declines or asset quality deteriorates, additional provisions for loan losses could be required. Additionally, the Bank’s regulators review the adequacy of the allowance for loan losses as part of their examination process and may require the Bank to record additional provisions for loan losses based on their judgment or information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to provide for estimated losses inherent in the Bank’s loan portfolio.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)
Balance at beginning of period	$28,901	$19,503

Provision for loan losses	1,706	3,706

Loans charged off	(30)	(696)

Recoveries	116	8

Balance at end of period	$30,693	$22,521

Allowance for loan losses to loans	1.53%	1.25%

Annualized net (recoveries) charge-offs to average loans	(0.01)%	0.08%

     Securities. Securities (including available-for-sale and held-to-maturity) increased during the six months of 2001 by $99.3 million, or 20.4%, to $586.5 million at June 30, 2001 from $487.2 million at December 31, 2000. The increase in securities resulted primarily from purchases for liquidity purposes and internal securitization of residential mortgage (one to four family) loans for capital management purposes.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At June 30, 2001		At December 31, 2000

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

		(Dollars in Thousands)
Investment securities available for sale:

Trust Preferred Securities	$100,488	$87,443	$101,149	$82,670

Federal Agency Note	16,056	16,015	—	—

Commercial Paper	22,729	22,729	—	—

Total investment securities available for sale	139,273	126,187	101,149	82,670

Mortgage-backed securities available for sale:

FHLMC	48,449	47,782	—	—

GNMA	103,826	103,103	92,353	91,737

FNMA	208,361	206,797	91,426	89,210

Other	56,865	56,812	63,672	62,537

Total mortgage-backed securities available for sale	417,501	414,494	247,451	243,484

Total investment and mortgage-backed securities available for sale	$556,774	$540,681	$348,600	$326,154

Investment securities held to maturity:

Municipals	$44,780	$44,408	$43,648	$43,097

Mortgage-backed securities held to maturity:

FNMA	—	—	80,662	77,576

FHLMC	—	—	35,725	34,257

Other	1,040	1,040	1,051	1,051

Total mortgage-backed securities held to maturity	1,040	1,040	117,438	112,884

Total investment and mortgage-backed securities held to maturity	$45,820	$45,448	$161,086	$155,981

     As of June 30, 2001, the carrying value of the securities was $602.6 million and the market value was $586.1 million. The total unrealized loss on these securities was $16.5 million. Of this total, $16.1 million relates to securities which are available for sale on which the unrealized loss, net of tax, is included as a reduction of stockholders’ equity. The difference between the carrying value and market value aggregating $400,000 of securities which are held to maturity has not been recognized in the financial statements as of June 30, 2001. The unrealized losses are primarily the result of movements in market interest rates.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $2.29 billion at June 30, 2001, which represented an increase of $230.5 million, or 11.2%, from $2.06 billion at December 31, 2000. Core deposit balances increased by $134.4 million, or 21.3%, and time deposits increased by $96.1 million, or 6.7%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At June 30, 2001, 66.6% of our deposits were time deposits, 17.9% were savings accounts, and 15.5% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2000, 69.4% of our deposits were time deposits, 16.9% were savings accounts, and 13.7% were NOW, demand deposit and money market accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At June 30, 2001, less than 2% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 15% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of

June 30, 2001, is $642.2 million of deposits of $100,000 or greater. Such deposits make up 28.0% of total deposits. At June 30, 2001, the Bank had no brokered deposits. Substantially all of the time deposits as of June 30, 2001 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At June 30, 2001		At December 31, 2000

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
NOW, demand deposits and money market accounts	$356,141	1.65%	$282,611	1.66%

Savings accounts	410,558	2.10	349,679	2.30

Time deposits:

Less than $100,000	885,665	4.90	851,913	5.72

$100,000 or greater	642,174	5.26	579,816	6.32

Total time deposits	1,527,839	5.05	1,431,729	5.97

Total deposits	$2,294,538	3.99	$2,064,019	4.75

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At June 30, 2001, the Bank had $258.0 million of advances outstanding, compared to $260.6 million outstanding at December 31, 2000.

     Included in the $258.0 million of FHLB advances as of June 30, 2001 were $20.0 million of fixed-rate advances maturing in August 2001, $5.0 million of fixed-rate advances for two years and $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates.

     In December of 1998, the Bank entered into the Treasury Investment Program with the Federal Reserve Bank of San Francisco (“FRB”). This borrowing line allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. This borrowing line was closed in April 2001. At December 31, 2000, $2.6 million was outstanding under this borrowing line.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Six Months Ended
	June 30,

	2001	2000

	(Dollars in Thousands)
Short-term borrowings:

FHLB of San Francisco advances:

Average balance outstanding	$21,485	$218,281

Maximum amount outstanding at any month end	39,177	239,000

Balance outstanding at end of period	20,000	208,800

Weighted average interest rate during the period	6.61%	6.13%

Weighted average interest rate at end of period	6.74%	6.40%

Weighted average remaining term to maturity at end of period (in years)	0	0

FRB direct investment borrowings:

Average balance outstanding	$1,421	$7,548

Maximum amount outstanding at any month end	10,000	10,000

Balance outstanding at end of period	—	10,000

Weighted average interest rate during the period	5.56%	5.65%

Weighted average interest rate at end of period	—%	6.86%

Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:

FHLB of San Francisco advances:

Average balance outstanding	$238,000	$233,000

Maximum amount outstanding at any month end	238,000	233,000

Balance outstanding at end of period	238,000	233,000

Weighted average interest rate during the period	5.48%	5.49%

Weighted average interest rate at end of period	5.46%	5.43%

Weighted average remaining term to maturity at end of period (in years)	6	8

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2001, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2001 was 10.99%, as compared with 10.97% at December 31, 2000. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at June 30, 2001 was 7.01% compared with 6.95% at December 31, 2000. The Company’s capital ratios are approximately those of the Bank, and similarly the Company is categorized as “Well Capitalized.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2000 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company’s wholly-owned subsidiary, United Commercial Bank, has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business.

     Management is not currently aware of any litigation that will have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 2. Changes in Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     On April 26, 2001, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company, the Amendment of the 1998 Stock Option Plan, the Amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares, and for the ratification of PricewaterhouseCoopers LLP as the Company’s independent accountants. The results reflect votes of security holders prior to the Company’s two-for-one stock split, effective April 11, 2001.

		Number	Number
		of Votes	of Votes	Broker
		For	Withheld	Non-Votes

1.	Election of Directors of the Company

	For a two-year term:

	Joseph S. Wu	7,873,718	287,928	—

	For three-year terms:

	Dr. Godwin Wong	7,897,671	263,975	—

	Thomas S. Wu	7,213,966	947,680	—

     Messrs. Wong and T. Wu were elected for terms which expire in 2004. Mr. J. Wu was appointed by the Board of Directors in October 2000 to fill the remaining vacancy on the Board and was nominated for a term which expires in 2002. The continuing directors on the Board consist of Mr. Ronald McMeekin and Ms. Li-Lin Ko, whose terms expire in 2002, and Messrs. Sau-wing Lam and Jonathan H. Downing whose terms expire in 2003.

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

2.	Amendment to the 1998 Stock Option Plan	5,524,407	1,952,075	7,606	677,588

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

3.	Amendment to the Amended and Restated Certificate of Incorporation	5,549,350	2,611,185	1,312	—

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

4.	Ratification of PricewaterhouseCoopers LLP as the Company’s independent accountants	8,155,196	5,285	1,165	—

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  List of Exhibits (Filed herewith unless otherwise noted)

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc.*

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.**

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

     (b)  Reports on Form 8-K

     None.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).
**	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 3, 2001 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: August 6, 2001	/s/ Thomas S. Wu
Thomas S. Wu President and Chief Executive Officer (principal executive officer)

Date: August 6, 2001	/s/ Jonathan H. Downing
Jonathan H. Downing Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc.*

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.**

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**