Form 10-Q
period 2001-09-30
UCBH HOLDINGS INC
filed 2001-11-05
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
Commission file number     0-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 2, 2001, the Registrant had 19,356,065 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	1-3
Notes to Consolidated Financial Statements	4-5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
Operations	5-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Changes in Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At September 30,	At December 31,
	2001	2000

	(unaudited)
Assets
Cash and due from banks	$24,679	$37,743
Federal funds sold	—	470
Investment and mortgage-backed securities available for sale, at fair value	557,654	326,154
Investment and mortgage-backed securities, at cost (fair value $51,831
at September 30, 2001 and $155,981 at December 31, 2000)	51,474	161,086
Federal Home Loan Bank Stock	22,770	20,517
Loans	2,149,430	1,931,822
Allowance for loan losses	(32,799)	(28,901)

Net loans	2,116,631	1,902,921

Accrued interest receivable	17,039	16,913
Premises and equipment, net	19,707	20,175
Other assets	13,802	16,140

Total assets	$2,823,756	$2,502,119

Liabilities
Deposits	$2,371,161	$2,064,019
Borrowings	238,000	260,558
Guaranteed preferred beneficial interests in junior subordinated debentures	30,000	30,000
Accrued interest payable	5,191	5,148
Other liabilities	9,910	8,749

Total liabilities	2,654,262	2,368,474

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 90,000,000 shares at September 30, 2001 and 25,000,000 shares at December 31, 2000, shares issued and outstanding 19,344,115 at September 30, 2001 and 18,749,608 at December 31, 2000	193	94
Additional paid-in capital	66,412	60,366
Accumulated other comprehensive income	(4,151)	(13,019)
Retained earnings-substantially restricted	107,040	86,204

Total stockholders’ equity	169,494	133,645

Total liabilities and stockholders’ equity	$2,823,756	$2,502,119

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest income:
Loans	$41,338	$39,342	$124,776	$111,359
Funds sold and securities purchased under agreements to resell	349	12	1,101	22
Investment and mortgage-backed securities	9,628	8,820	27,827	25,686

Total interest income	51,315	48,174	153,704	137,067

Interest expense:
Deposits	21,786	20,438	68,920	54,055
Short-term borrowings	141	2,796	772	9,941
Guaranteed preferred beneficial interests in junior subordinated debentures	703	703	2,109	2,109
Long-term borrowings	3,318	3,231	9,845	9,622

Total interest expense	25,948	27,168	81,646	75,727

Net interest income	25,367	21,006	72,058	61,340
Provision for loan losses	2,084	2,862	3,789	6,568

Net interest income after provision for loan losses	23,283	18,144	68,269	54,772

Noninterest income:
Commercial banking fees	882	679	2,442	1,810
Service charges on deposit accounts	344	237	960	757
Gain on sale of loans, securities and servicing rights	569	239	1,311	676
Miscellaneous	58	76	94	169

Total noninterest income	1,853	1,231	4,807	3,412

Noninterest expense:
Personnel	5,920	5,021	18,586	15,025
Occupancy	1,361	1,314	3,917	3,652
Data processing	704	581	2,140	1,664
Furniture and equipment	710	565	1,952	1,666
Professional fees and contracted services	971	552	2,576	1,637
Deposit insurance	101	85	289	257
Communication	146	101	437	345
Foreclosed assets	—	(8)	3	43
Miscellaneous	2,225	1,888	6,165	5,381

Total noninterest expense	12,138	10,099	36,065	29,670

Income before taxes	12,998	9,276	37,011	28,514
Income tax expense	5,200	3,048	14,756	10,844

Net income	$7,798	$6,228	$22,255	$17,670

Basic earnings per share	$0.41	$0.33	$1.17	$0.94

Diluted earnings per share	$0.39	$0.32	$1.12	$0.91

Dividends declared per share	$0.04	$0.03	$0.12	$0.08

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Nine Months Ended
	September 30,

	2001	2000

Operating activities:
Net income	$22,255	$17,670
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	3,789	6,568
Increase in accrued interest receivable	(126)	(1,565)
Depreciation and amortization of premises and equipment	1,930	1,912
(Increase) decrease in other assets	(4,459)	5,930
Increase (decrease) in other liabilities	3,251	(6,874)
Increase in accrued interest payable	43	1,943
Gain on sale of loans, securities and other assets	(1,311)	(676)
Other, net	489	500

Net cash provided by operating activities	25,861	25,408

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	127,848	22,297
Purchases	(278,038)	(3,348)
Sales	102,506	2,321
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	1,783	29,571
Purchases	(9,962)	(1,636)
Loans originated and purchased, net of principal collections	(307,154)	(191,372)
Proceeds from sale of loans	37,488	12,478
Purchases of premises and equipment	(1,201)	(923)
Proceeds from sale of other assets	115	221

Net cash used in investing activities	(326,615)	(130,391)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	181,714	138,319
Net increase in time deposits	125,428	80,697
Net decrease in borrowings	(22,558)	(108,004)
Proceeds from issuance of common stock	4,524	520
Payment of cash dividend on common stock	(1,888)	(935)

Net cash provided by financing activities	287,220	110,597

Net (decrease) increase in cash and cash equivalents	(13,534)	5,614
Cash and cash equivalents at beginning of period	38,213	24,289

Cash and cash equivalents at end of period	$24,679	$29,903

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$81,603	$73,784
Cash paid during the period for income taxes	17,070	11,230
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	—	268
Securities transferred to available for sale	116,387	—
Loans securitized	52,916	—

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of September 30, 2001, the Consolidated Statements of Income for the three and nine months ended September 30, 2001 and 2000, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 have been prepared by UCBH Holdings, Inc. (the “Company”) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2000. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$7,798	19,237,642	$0.41	$6,228	18,731,066	$0.33
Dilutive potential common shares	—	928,575		—	833,480

Diluted:
Net income and assumed conversion	$7,798	20,166,217	$0.39	$6,228	19,564,546	$0.32

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000

	Income	Shares(1)	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$22,255	18,979,478	$1.17	$17,670	18,699,211	$0.94
Dilutive potential common shares	—	945,084		—	699,137

Diluted:
Net income and assumed conversion	$22,255	19,924,562	$1.12	$17,670	19,398,348	$0.91

(1)	Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for the period ending September 30, 2000 have been restated to reflect the effect of the stock split.

3.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 2001, total comprehensive income was $13.0 million, an increase of $4.6 million, compared to the three months ended September 30, 2000. Net income for the three months ended September 30, 2001 was $7.8 million and unrealized losses on available-for-sale securities decreased by $5.2 million. For the corresponding period of 2000, net income was $6.2 million and unrealized losses on available-for-sale securities decreased by $2.1 million. For the nine months ended September 30, 2001, total comprehensive income was $31.1 million, an increase of $14.2 million, or 84.0%, compared to the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $22.3 million and unrealized losses on available-for-sale securities decreased by $8.9 million. For the corresponding period of 2000, net income was $17.7 million and unrealized losses on available-for-sale securities increased by $751,000.

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

     The table below presents information about the Company’s operating segments for the three months and the nine months ended September 30, 2001 and 2000:

			Reconciling
	Commercial	Consumer	Items	Total

		(Dollars in Thousands)
For the Three Months Ended
September 30, 2001:
Net interest income	$15,280	$10,087	$—	$25,367
Segment profit	5,846	1,952	—	7,798
Segment assets	1,650,836	1,172,920	—	2,823,756

September 30, 2000:
Net interest income	$9,465	$11,541	$—	$21,006
Segment profit	2,911	3,317	—	6,228
Segment assets	1,230,498	1,176,887	—	2,407,385

For the Nine Months Ended
September 30, 2001:
Net interest income	$41,830	$30,228	$—	$72,058
Segment profit	16,300	5,955	—	22,255
Segment assets	1,650,836	1,172,920	—	2,823,756

September 30, 2000:
Net interest income	$25,963	$35,377	$—	$61,340
Segment profit	8,099	9,571	—	17,670
Segment assets	1,230,498	1,176,887	—	2,407,385

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and nine months ended September 30, 2001 and 2000 and financial condition at September 30, 2001 and at December 31, 2000. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of SBA loans, and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company’s noninterest expenses consist primarily of personnel, occupancy, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended September 30, 2001 increased by $1.6 million, or 25.2%, to $7.8 million, compared to $6.2 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended September 30, 2001 were 19.96% and 1.12%, respectively. This compares with annualized ROE and ROA ratios of 21.29% and 1.04%, respectively, for the three months ended September 30, 2000. The decrease in ROE results from increases in market valuations of our available for sale securities, which is recognized, net of tax, as other comprehensive income in stockholders’ equity. The resulting efficiency ratios were 44.59% for the three months ended September 30, 2001 compared with 45.42% for the corresponding period of the preceding year. Diluted earnings per common share were $0.39 for the three months ended September 30, 2001 compared with $0.32 for the comparable period of the preceding year.

     The consolidated net income of the Company during the nine months ended September 30, 2001 increased by $4.6 million, or 25.9%, to $22.3 million, compared to $17.7 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in interest income on loans due to growth in commercial loans. The annualized return on average equity and average assets ratios for the nine months ended September 30, 2001 were 20.24% and 1.12%, respectively. This compares with annualized ROE and ROA ratios of 20.69% and 1.01%, respectively, for the nine months ended September 30, 2000. The resulting efficiency ratios were 46.92% for the nine months ended September 30, 2001 compared with 45.82% for the corresponding period of the prior year. Diluted earnings per common share were $1.12 for the nine months ended September 30, 2001 compared with $0.91 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $25.4 million for the three months ended September 30, 2001 represented a $4.4 million, or 20.8%, increase over net interest income of $21.0 million for the three months ended September 30, 2000. This increase was primarily due to the increase in commercial loans and growth in core deposits. The average cost of deposits decreased to 3.73% for the three months ended September 30, 2001 from 4.50% for the three months ended September 30, 2000, primarily due to growth in core deposits and reductions in market interest rates. The increase in loans contributed to an increase of $3.1 million in interest on earning assets to $51.3 million for the three months ended September 30, 2001, from $48.2 million for the three months ended September 30, 2000. This compares with a decrease of $1.2 million in interest expense, to $25.9 million for the three months ended September 30, 2001 from $27.2 million for the three months ended September 30, 2000.

     Net interest income before provision for loan losses of $72.1 million for the nine months ended September 30, 2001 represented a $10.7 million, or 17.5%, increase over net interest income of $61.3 million for the nine months ended September 30, 2000. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 7.84% for the nine months ended September 30, 2001 from 7.99% for the corresponding period of 2000, primarily due to the decrease in the prime rate for which our commercial loans are based. The average cost of deposits increased to 4.17% for the nine months ended September 30, 2001 from 4.16% for the nine months ended September 30, 2000, primarily due to increases in CD costs which tend to lag in repricing when compared to market interest rates. The increase in loans contributed to an increase of $16.6 million in interest on earning assets to $153.7 million for the nine months ended September 30, 2001, from $137.1 million for the nine months ended September 30, 2000. This compares with an increase of $5.9 million in interest expense, to $81.6 million for the nine months ended September 30, 2001 from $75.7 million for the nine months ended September 30, 2000.

     Average outstanding loans increased to $2.01 billion for the nine months ended September 30, 2001 from $1.77 billion for the corresponding period of 2000, an increase of $239.6 million, or 13.5%, as a result of the Bank’s continued focus on commercial lending activities. Average commercial loans increased $359.2 million to $1.48 billion for the nine months ended September 30, 2001, from $1.12 billion for the nine months ended September 30, 2000 while average consumer loans decreased $119.7 million to $532.7 million for the nine months ended September 30, 2001, from $652.4 million for the nine months ended September 30, 2000, due to the Company’s emphasis on the origination of commercial loans. Average securities increased to $568.9 million for the nine months ended September 30, 2001 from $517.3 million for the same period of 2000, an increase of $51.6 million, or 10.0%, primarily due to internal securitization of residential mortgage (one to four family) loans and purchases net of repayments. Average interest-bearing deposits increased to $2.10 billion for the nine months ended September 30, 2001 from $1.66 billion in the corresponding period of the prior year. Average noninterest-bearing deposits increased to $103.3 million for the nine months ended September 30, 2001 from $72.7 million for the corresponding period of the prior year, representing an increase of $30.6 million, or 42.1%, as a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.73% for the nine months ended September 30, 2001, up from 3.61% for the corresponding period of 2000. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio, a reduction in our consumer loan portfolio, and the significant increase in core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	September 30,	For the Nine Months Ended			For the Nine Months Ended
	2001	September 30, 2001			September 30, 2000

	(Dollars in Thousands)
			Interest			Interest
		Average	Income or	Average	Average	Income or	Average
	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

Interest-earning assets:
Loans (1)	7.61%	$2,009,890	$124,776	8.28%	$1,770,331	$111,359	8.39%
Securities	6.15	568,854	27,827	6.52	517,254	25,686	6.62
Other	—	34,991	1,101	4.20	494	22	6.20

Total interest-earning assets	7.28	2,613,735	153,704	7.84	2,288,079	137,067	7.99
Noninterest-earning assets	—	43,622	—	—	49,660	—	—

Total assets	7.17	$2,657,357	$153,704	7.71	$2,337,739	$137,067	7.82

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	1.89	$219,299	$3,803	2.31	$147,199	$2,135	1.93
Savings accounts	1.71	391,628	6,524	2.22	289,447	4,824	2.22
Time deposits	4.42	1,489,981	58,593	5.24	1,223,527	47,096	5.13

Total deposits	3.61	2,100,908	68,920	4.37	1,660,173	54,055	4.34
Borrowings	5.46	256,053	10,617	5.53	439,120	19,563	5.94
Guaranteed preferred beneficial interests in junior subordinated debentures	9.38	30,000	2,109	9.38	30,000	2,109	9.38

Total interest-bearing liabilities	3.85	2,386,961	81,646	4.56	2,129,293	75,727	4.74

Noninterest-bearing deposits		103,291			72,675
Other noninterest-bearing liabilities		20,469			21,886
Stockholders’ equity		146,636			113,885

Total liabilities and stockholders’ equity		$2,657,357			$2,337,739

Net interest income/interest rate spread (2)	3.43%		$72,058	3.28%		$61,340	3.25%

Net interest-earning assets/net interest margin (3)	3.79%	$226,774		3.68%	$158,786		3.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.10x	1.10x			1.07x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

     The provision for loan losses of $2.1 million for the three months ended September 30, 2001 is a decrease of $778,000 compared to a provision of $2.9 million for the corresponding period of 2000.

     The provision for loan losses of $3.8 million for the nine months ended September 30, 2001 represented a decrease of $2.8 million as compared to a provision of $6.6 million for the corresponding period of the preceding year. At September 30, 2001, the allowance for loan losses was $32.8 million. Net loan recoveries were $109,000 for the nine months ended September 30, 2001, compared with net loan charge-offs of $275,000 for the corresponding period of 2000.

     Noninterest Income. Noninterest income for the three months ended September 30, 2001 was $1.9 million compared to $1.2 million for the corresponding quarter of 2000, an increase of $622,000, or 50.5%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans. Commercial banking fees increased 29.9% to $882,000 for the three months ended September 30, 2001 as compared to $679,000 for the corresponding period of 2000, as a result of increased commercial banking activities.

     Noninterest income for the nine months ended September 30, 2001 was $4.8 million compared to $3.4 million for the corresponding period of 2000, an increase of $1.4 million or 40.9%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans. Commercial banking fees increased 34.9% to $2.4 million for the nine months ended September 30, 2001 as compared to $1.8 million for the corresponding period of 2000, as a result of increased commercial banking activities.

     Noninterest Expense. Noninterest expense of $12.1 million for the three months ended September 30, 2001 increased $2.0 million, or 20.2%, compared with $10.1 million for the corresponding quarter of 2000. Personnel expenses increased to $5.9 million for the three months ended September 30, 2001, from $5.0 million for the corresponding period of 2000, an increase of $899,000, or 17.9%, primarily due to the additional staffing required to support continued growth of the Bank’s various lines of businesses.

     Noninterest expense of $36.1 million for the nine months ended September 30, 2001 increased $6.4 million, or 21.6%, compared with $29.7 million for the corresponding period of 2000. Personnel expenses increased to $18.6 million for the nine months ended September 30, 2001, from $15.0 million for the corresponding period of 2000, an increase of $3.6 million, or 23.7%, due to the additional staffing required to support continued growth of the Bank’s various lines of businesses.

     Provision for Income Taxes. The provision for income taxes was $5.2 million and $3.0 million on the income before taxes of $13.0 million and $9.3 million for the three months ended September 30, 2001 and 2000, respectively. The effective tax rate for the quarter ended September 30, 2001 was 40.0%, compared with 32.9% for the quarter ended September 30, 2000. The lower tax rate in the quarter ended September 30, 2000 reflects the realization of tax credits related to the Bank’s lending in Enterprise Zones in prior years.

     The provision for income taxes of $14.8 million and $10.8 million on the income before taxes of $37.0 million and $28.5 million for the nine months ended September 30, 2001 and 2000, respectively, represents effective tax rates of 39.9% and 38.0%, respectively.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the third quarter of 2001. Total assets at September 30, 2001 were $2.82 billion, an increase of $321.6 million, or 12.9%, from $2.50 billion at December 31, 2000. The growth resulted primarily from increases in the loan portfolio and in securities and investments.

     During the nine months ended September 30, 2001, total loans increased by $217.6 million, or 11.3%, to $2.15 billion, from $1.93 billion at December 31, 2000. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. Total commercial loans grew to $1.67 billion at September 30, 2001, from $1.34 billion at December 31, 2000. Residential mortgage (one to four family) loans decreased to $471.7 million at September 30, 2001 from $574.2 million at December 31, 2000, primarily due to principal repayments and a $52.9 million internal securitization of residential mortgage (one to four family) loans in the second quarter of 2001. New loan commitments of $786.4 million for the nine months ended September 30, 2001 were comprised of $704.4 million of commercial loans and $81.9 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $609.1 million at September 30, 2001, an increase of $121.9 million, or 25.0%, from $487.2 million at December 31, 2000, as a result of the internal securitization of loans and purchases of additional securities for liquidity purposes.

     Total past due loans were 0.61% of total loans at September 30, 2001, compared with 0.75% at December 31, 2000. Nonperforming assets were $1.4 million, or 0.05%, of total assets at September 30, 2001, compared with nonperforming assets of $2.6 million, or 0.11%, of total assets at December 31, 2000. The allowance for loan losses was $32.8 million at September 30, 2001, an increase of $3.9 million from $28.9 million at December 31, 2000. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the nine months ended September 30, 2001 and increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At September 30, 2001		At December 31, 2000

	Amount	%	Amount	%

		(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$720,359	33.47%	$597,981	30.91%
Secured by real estate-multifamily	620,987	28.85	514,697	26.61
Construction	170,222	7.91	131,878	6.82
Commercial business	154,254	7.16	99,401	5.14

Total commercial loans	1,665,822	77.39	1,343,957	69.48

Consumer:
Residential mortgage (one to four family)	471,737	21.92	574,219	29.68
Other	14,853	0.69	16,288	0.84

Total consumer loans	486,590	22.61	590,507	30.52

Total gross loans	2,152,412	100.00%	1,934,464	100.00%

Net deferred loan origination fees	(2,982)		(2,642)

Loans	2,149,430		1,931,822
Allowance for loan losses	(32,799)		(28,901)

Net loans	$2,116,631		$1,902,921

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

     Due to its change in the loan origination focus to commercial loans, the Bank is originating more loans which reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be adjustable-rate repricing semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $1.33 billion, an increase of $279.3 million, or 26.7%, from $1.05 billion at December 31, 2000. Fixed-rate loans decreased $9.3 million, or 1.5%, to $594.1 million, or 27.6% of gross loans at September 30, 2001, compared with $603.4 million, or 31.2% of the gross loans at December 31, 2000. At September 30, 2001, total gross loans included $231.5 million of intermediate fixed-rate loans compared with $283.6 million at December 31, 2000, a decrease of $52.1 million, or 18.4%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$210,078	$175,373
Secured by real estate-multifamily (1)	167,117	97,528
Construction	146,227	114,453
Commercial business	181,024	61,933

Total commercial loans	$704,446	$449,287

Consumer:
Residential mortgage (one to four family) (1)	$69,104	$24,027
Home equity and other	12,823	9,644

Total consumer loans	81,927	33,671

Total new commitments	$786,373	$482,958

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $1.4 million at September 30, 2001 compared to $2.5 million at December 31, 2000.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30,	At December 31,
	2001	2000

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$—	$740
Construction loans	—	104

Total commercial	—	844

Consumer
Residential mortgage (one to four family)	1,402	1,672

Total consumer	1,402	1,672

Total nonaccrual loans	1,402	2,516
Other real estate owned (“OREO”)	—	115

Total nonperforming assets	$1,402	$2,631

Nonperforming assets to total assets	0.05%	0.11%
Nonaccrual loans to loans	0.07	0.13
Nonperforming assets to loans and OREO	0.07	0.14
Loans	$2,149,430	$1,931,822
Gross income not recognized on nonaccrual loans	$20	$116
Accruing loans contractually past due 90 days or more	—	—

     Total nonperforming assets were $1.4 million at September 30, 2001, a decrease of $1.2 million, or 46.7%, from $2.6 million at December 31, 2000. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. At December 31, 2000, OREO consisted of one property acquired through foreclosure with a carrying value of $115,000. There were no OREOs as of September 30, 2001.

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

     The allowance for loan losses is increased by provisions for loan losses, which are charged against earnings, and reduced by charge-offs, net of any recoveries. Loans are charged off when they are classified as loss, as defined by bank regulations. For any loan that is past due more than 90 days, management will generally charge off the amount by which the recorded loan amount exceeds the value of the underlying collateral, unless the loan is both well secured and in the process of collection. Recoveries of amounts that have previously been charged off are generally recorded only to the extent that cash is received.

     While management uses all available evidence in assessing the adequacy of the allowance for loan losses, future additions to the allowance for loan losses will be subject to continuing evaluations of the inherent risk in the portfolio. In times of economic downturn, asset quality may deteriorate and additional provisions for loan losses could be required. Additionally, the Bank’s regulators review the adequacy of the allowance for loan losses as part of their examination process and may require the Bank to record additional provisions for loan losses based on their judgment or information available to them at the time of their examinations. Management believes that the allowance for loan losses is adequate to provide for estimated losses inherent in the Bank’s loan portfolio.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)

Balance at beginning of period	$28,901	$19,503
Provision for loan losses	3,789	6,568
Loans charged off	(30)	(802)
Recoveries	139	527

Balance at end of period	$32,799	$25,796

Allowance for loan losses to loans	1.53%	1.38%
Annualized net (recoveries) charge-offs to average loans	-0.01%	0.02%

     Securities. Securities (including available-for-sale and held-to-maturity) increased during the nine months of 2001 by $121.9 million, or 25.0%, to $609.1 million at September 30, 2001 from $487.2 million at December 31, 2000. The increase in securities resulted primarily from purchases for liquidity purposes and internal securitization of residential mortgage (one to four family) loans for capital management purposes.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At September 30, 2001		At December 31, 2000

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

		(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$100,408	$90,203	$101,149	$82,670
Federal Agency Notes	49,690	50,005	—	—
Asset-backed Securities	13,402	13,379	—	—

Total investment securities available for sale	163,500	153,587	101,149	82,670

Mortgage-backed securities available for sale:
FHLMC	31,807	31,109	—	—
GNMA	148,131	150,798	92,353	91,737
FNMA	193,423	193,485	91,426	89,210
Other	27,951	28,675	63,672	62,537

Total mortgage-backed securities available for sale	401,312	404,068	247,451	243,484

Total investment and mortgage-backed securities available for sale	$564,812	$557,654	$348,600	$326,154

Investment securities held to maturity:
Municipals	$50,440	$50,797	$43,648	$43,097

Mortgage-backed securities held to maturity:
FNMA	—	—	80,662	77,576
FHLMC	—	—	35,725	34,257
Other	1,034	1,034	1,051	1,051

Total mortgage-backed securities held to maturity	1,034	1,034	117,438	112,884

Total investment and mortgage-backed securities held to maturity	$51,474	$51,831	$161,086	$155,981

     As of September 30, 2001, the carrying value of the securities was $616.3 million and the market value was $609.5 million. The total unrealized loss on these securities was $6.8 million. Of this total, $7.2 million relates to securities which are available for sale on which the unrealized loss, net of tax, is included as a reduction of stockholders’ equity. The difference between the carrying value and market value of securities which are held to maturity, aggregating a gain of $357,000, has not been recognized in the financial statements as of September 30, 2001. The unrealized losses are primarily the result of decreases in market interest rates.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $2.37 billion at September 30, 2001, which represented an increase of $307.1 million, or 14.9%, from $2.06 billion at December 31, 2000. Core deposit balances increased by $181.7 million, or 28.7%, and time deposits increased by $125.4 million, or 8.8%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At September 30, 2001, 65.7% of our deposits were time deposits, 18.3% were savings accounts, and 16.0% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2000, 69.4% of our deposits were time deposits, 16.9% were savings accounts, and 13.7% were NOW, demand deposit and money market accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At September 30, 2001, less than 2% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 15% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 2001, is $678.4 million of deposits of $100,000 or greater. Such deposits make up 28.6% of total deposits. At September 30, 2001, the Bank had no brokered deposits. Substantially all of the time deposits as of September 30, 2001 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At September 30, 2001		At December 31, 2000

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

		(Dollars in Thousands)

NOW, demand deposits and money market accounts	$380,614	1.30%	$282,611	1.66%
Savings accounts	433,390	1.71	349,679	2.30
Time deposits:
Less than $100,000	878,755	4.34	851,913	5.72
$100,000 or greater	678,402	4.53	579,816	6.32

Total time deposits	1,557,157	4.42	1,431,729	5.97

Total deposits	$2,371,161	3.42%	$2,064,019	4.75%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At September 30, 2001, the Bank had $238.0 million of advances outstanding, compared to $260.6 million outstanding at December 31, 2000.

     Included in the $238.0 million of FHLB advances as of September 30, 2001 were $5.0 million of fixed-rate advances for two years and $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates.

     In December of 1998, the Bank entered into the Treasury Investment Program with the Federal Reserve Bank of San Francisco (“FRB”). This borrowing line allows the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needs the funds. This borrowing line was discontinued in April 2001. At December 31, 2000, $2.6 million was outstanding under this borrowing line.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Nine Months Ended
	September 30,

	2001	2000

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$17,106	$200,274
Maximum amount outstanding at any month end	39,177	239,000
Balance outstanding at end of period	—	102,055
Weighted average interest rate during the period	6.64%	6.28%
Weighted average interest rate at end of period	—%	6.72%
Weighted average remaining term to maturity at end of period (in years)	0	0

FRB direct investment borrowings:
Average balance outstanding	$947	$5,846
Maximum amount outstanding at any month end	10,000	10,000
Balance outstanding at end of period	—	6,553
Weighted average interest rate during the period	5.56%	5.76%
Weighted average interest rate at end of period	—%	6.60%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$238,000	$233,000
Maximum amount outstanding at any month end	238,000	233,000
Balance outstanding at end of period	238,000	233,000
Weighted average interest rate during the period	5.52%	5.51%
Weighted average interest rate at end of period	5.46%	5.43%
Weighted average remaining term to maturity at end of period (in years)	7	8

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2001, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2001 was 10.95%, as compared with 10.97% at December 31, 2000. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at September 30, 2001 was 6.96% compared with 6.95% at December 31, 2000. The Company’s capital ratios are approximately those of the Bank, and similarly the Company is categorized as “Well Capitalized.”

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

UCBH HOLDINGS, INC.

Date: November 5, 2001	/s/ Thomas S. Wu ———————————————————— Thomas S. Wu Chairman, President and Chief Executive Officer (principal executive officer)

Date: November 5, 2001	/s/ Jonathan H. Downing ———————————————————— Jonathan H. Downing Senior Vice President and Chief Financial Officer (principal financial officer)