Form 10-K
period 2001-12-31
UCBH HOLDINGS INC
filed 2002-01-31
CIK 1061580

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $592,055,263 and is based upon the last sales price as quoted on The Nasdaq Stock Market for January 30, 2002.

       As of January 30, 2002, the Registrant had 19,436,678 shares of common stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

               PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR THE 2002 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO
               PART III OF THIS FORM 10-K.

FORM 10-K

PART I     ITEM 1.      BUSINESS................................................................  1
                        MARKET AREA.............................................................  1
                        CURRENT BANKING SERVICES................................................  1
                        LENDING ACTIVITIES......................................................  2
                        DEPOSITS................................................................  4
                        COMPETITION.............................................................  5
                        HISTORICAL OPERATIONS...................................................  5
                        SUPERVISION AND REGULATION..............................................  6
                        EMPLOYEES...............................................................  9

           ITEM 2.      PROPERTIES.............................................................. 10

           ITEM 3.      LEGAL PROCEEDINGS....................................................... 10

           ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................... 10

PART II    ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS............................................. 10

           ITEM 6.      SELECTED FINANCIAL DATA................................................. 12

           ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS............................................... 13

           ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............. 27

           ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................. 29

           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS
                        ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................. 54

PART III   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................... 55

           ITEM 11.     EXECUTIVE COMPENSATION.................................................. 55

           ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......... 55

           ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................... 55

PART IV    ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......... 56

SIGNATURES...................................................................................... 57

      This annual report on the Form 10-K contains certain statements about the future that may or may not materialize. When we use words like "anticipate," "believe," "estimate," "may," "intend," "plan," or "expect," we are speculating about what will happen in the future. The outcome may be materially different from our speculations. We believe that certain factors identified elsewhere in this Form 10-K could cause a different outcome. There may also be other factors that could cause a different outcome.

ITEM 1. BUSINESS

      UCBH Holdings, Inc. (the "Company," "we," "us," or "our") is a Delaware corporation that is registered with the Board of Governors of the Federal Reserve System as a bank holding company. We conduct our principal business through our wholly-owned banking subsidiary, United Commercial Bank ("UCB" or the "Bank"), which makes up almost all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

MARKET AREA

      We concentrate on marketing our services in the San Francisco Bay area, which includes the City of San Francisco, the South Bay, and the East Bay, the Sacramento/Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area have grown rapidly. Based on Census 2000, there were 3.7 million Asians living in California, and there were also approximately 240,000 Asians and Pacific Islanders living in San Francisco County, which is approximately 31% of the total population of the county.

      We currently have 30 offices in the State of California and one representative office in Hong Kong, SAR, China. Our Northern California locations include 21 offices and we have 9 offices in Southern California. Our new business is approximately equally divided between Northern and Southern California. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. We are the leading financial institution focused on serving the ethnic Chinese community within the United States.

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

            -   Time deposits (certificates of deposit)

            -   Individual Retirement Accounts (IRAs)

      We offer a full complement of loans, including the following types of loans:

            -   Commercial real estate loans (residential and nonresidential)

            - Construction loans to small and medium-sized developers for construction of single family homes, multifamily and commercial properties

            - Commercial, accounts receivable and inventory loans to small and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million

            - Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers

            -   Loans guaranteed by the Small Business Administration ("SBA")

            -   Residential real estate loans

            -   Home equity lines of credit

      We provide a wide range of specialized services, including international trade services for business clients, MasterCard and Visa merchant deposit services, cash management services and e-business services. We also provide trade finance facilities for customers involved in the import and/or export of goods between the Pacific Rim and California.

      We maintain an Internet portal, www.ibankUNITED.com. This interactive site, available in both English and Chinese versions, provides easy access to business and personal online banking services, a trade finance management system and a number of other features. Visitors to the site can track a stock portfolio, make travel arrangements, shop, and get up-to-the-minute information about events in their local community. We believe the portal serves as a strong platform to promote the Bank, delivers advanced products and e-business services, and provides new sources of fee income.

LENDING ACTIVITIES

      UNDERWRITING AND CREDIT ADMINISTRATION. Our Board of Directors has established basic lending policies. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited loan approval authority to certain officers of the Bank. The Board requires that the collateral for all real estate loans be valued by an independent outside real estate appraiser. Any loan requests over individual officer limits must be approved by the President. All loan growth results from internal originations. The Company does not buy loans from third parties or brokers.

      Our Credit Review Committee, which includes Thomas S. Wu (Chairman, President and Chief Executive Officer or "CEO"), Jonathan H. Downing (Executive Vice President, Chief Financial Officer and Treasurer or "CFO"), William T. Goldrick (Senior Vice President and Chief Credit Officer or "CCO"), Sylvia Loh (Senior Vice President and Director of Commercial Banking) and Peter C. Sim (First Vice President and Risk Manager), among others, reviews and ratifies all loans over $750,000. Individual loans over $4.0 million and all loans bringing a borrower's aggregate loan over $4.0 million are reviewed and ratified by the Board of Directors.

      As part of our credit administration process, we conduct an internal asset credit quality review. Additionally, an outside credit review agency, composed of former bankers and former bank regulators, reviews all commercial loans over $100,000. Our CEO, CFO, CCO, and lending division heads meet every two weeks to review delinquencies, nonperforming assets, classified assets and other relevant information to evaluate credit risk within our loan portfolio. The results are reviewed by the Board of Directors quarterly.

        LOAN PORTFOLIO. At December 31, 2001, our loan portfolio was composed of the following loans:

                                                                (Dollars       Percentage
                                                              in Millions)   of Gross Loans
                                                              ------------   --------------
Commercial real estate loans                                    $  798.9           35%
Multifamily mortgage loans                                         677.3           30
Construction loans                                                 182.6            8
Commercial business loans                                          163.6            7
Residential mortgage (one to four family) loans                    430.0           19
Other consumer loans                                                16.0            1
                                                                --------          ---
Total                                                           $2,268.4          100%
                                                                ========          ===

      COMMERCIAL LENDING - GENERAL. Our Commercial Banking Division is staffed with experienced commercial lending officers. Below is a description of the types of commercial loans that we offer.

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

      We solicit borrowers in the following ways:

            -   Through referrals from our branch offices

            - Through direct solicitation of borrowers and real estate brokers by our commercial lending officers

            -   Through referrals from existing customers

      At December 31, 2001, we had approximately 790 commercial real estate loans with a total aggregate balance of $798.9 million. The average balance of these loans was $1.01 million.

      During the year ended December 31, 2001, new commercial real estate loan commitments were $310.1 million, as compared to $248.4 million for 2000, and $267.1 million for 1999. At December 31, 2001, we had $152.6 million of commercial real estate loans in our pipeline. However, we cannot guarantee that all the loans in the pipeline will close.

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

      At December 31, 2001, we had approximately 1,595 multifamily mortgage loans with an aggregate outstanding principal balance of $677.3 million. The average balance of such a loan was $425,000. At December 31, 2001, multifamily loans were 30% of our total loans. We originated $256.8 million of multifamily loans during 2001, as compared to $128.6 million in 2000, and $135.4 million in 1999.

      Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 2001, we had approximately 154 outstanding construction loans, with an aggregate principal balance of $182.6 million. The average balance of such loans was $1.2 million. New construction commitments were $251.7 million in 2001, $202.5 million in 2000, and $179.5 million in 1999.

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

      Construction financing generally has a higher degree of credit risk than long-term loans on improved, owner-occupied real estate. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building it. If the estimated value is inaccurate, the completed project may have a value too low to assure full repayment of the loan.

      Commercial Business Loans. We provide commercial business loans to customers for working capital purposes and loans to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review, and generally the Bank obtains security interests in inventory and accounts receivable. Equipment loans have terms of up to five years, and are secured by the underlying equipment. Interest rates are normally based on the prime rate. During 2001, new commercial business loan commitments were $205.9 million, as compared to $96.1 million in 2000, and $79.7 million in 1999.

      Unlike mortgage loans, which are secured by real estate, for which a value can be determined more easily, commercial business loans involve more risk because repayment is substantially dependent on the cash flow of the borrowers' business. Also, any collateral securing the loan may depreciate, may be difficult to value, or may fluctuate in value depending on the success of the business.

      Commercial Lines of Credit. We provide commercial lines of credit to small- and medium-sized companies to finance their accounts receivable and inventory on a short-term basis (less than one year) and/or to finance their equipment and working capital on a long-term basis (over one year).

      Generally, we structure our short-term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

      Small Business Administration ("SBA") Loans. We also originate and fund loans that qualify for guaranty issued by the Small Business Administration. Currently, the SBA normally guarantees from 75% to 80% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that SBA loans be secured by inventories and receivables or by real property if commercial real estate is being financed. SBA loans originated during 2001, 2000, and 1999 have been included in commercial real estate and commercial business loans. During 2001, we originated $35.1 million of SBA loans as compared to $20.5 million in 2000 and $18.1 million in 1999.

      CONSUMER LENDING - GENERAL. We make consumer loans, primarily residential mortgage (one to four family) loans for our customers. We also provide home equity loans.

      Residential Mortgages (One to Four Family). Although we have placed our primary emphasis on the origination of commercial loans, we also originate consumer loans to meet the needs of our retail customer base. The majority of our consumer loan originations are residential mortgage (one to four family) loans. We originated $126.3 million of residential mortgage (one to four family) loans in 2001, $34.7 million in 2000, and $59.6 million in 1999. The increase in loan originations in 2001 reflects the refinance activity resulting from the low market interest rates.

      We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Our fixed-rate loans have terms of 15 or 30 years. Intermediate fixed-rate mortgages have fixed interest rates for three or five years and then adjust annually afterwards. We also offer ARM loans, with interest rates that are fixed for six months and then adjust every six months.

      At December 31, 2001, we had approximately 2,293 residential mortgage (one to four family) loans, totaling $430.0 million. At that date, the balance of an average residential mortgage (one to four family) loan in our portfolio was approximately $188,000.

      Home Equity Lines of Credit ("HELOC") and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate. At December 31, 2001, we had approximately 349 residential mortgage HELOCs and other consumer loans totaling $16.0 million. At that date, the balance of an average residential mortgage HELOC and other consumer loans in our portfolio was approximately $46,000.

DEPOSITS

      Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates that we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 2001, less than 2% of our deposits were held by customers located outside of the United States. Additionally, the 100 depositors with the largest aggregate account balances held less than 15% of our total deposits. At December 31, 2001, our weighted average cost of deposits was 2.85%.

COMPETITION

      Generally, the banking and financial services industry in California, and in our market areas specifically, is highly competitive. The industry has become increasingly competitive recently due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

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

      We compete for deposits in the ethnic Chinese markets with other banks that serve the Asian community in California. We believe that we have three major competitors targeting the ethnic Chinese market in California. These competitors have branch locations in many of the same neighborhoods as we do, provide similar loan, savings and financial services, and market their services in similar Asian publications and media in California. Additionally, there are numerous competitors who do not target the ethnic Chinese market in California with whom we compete. These competitors also have branches in the same neighborhoods as we do and provide similar loan, savings and financial services as we do.

HISTORICAL OPERATIONS

      We are a full-service commercial bank serving the ethnic Chinese and Asian communities in our market area, offering an array of commercial bank services and products to our customers. However, until 1996, our operations consisted of traditional thrift activities of originating residential mortgage (one to four family) loans which we pooled or sold in the secondary market and retained the servicing. We also originated residential (one to four family), multifamily and commercial mortgages for our portfolio. As a result of increased competition in the mortgage banking business, profit margins contracted and loan servicing rights declined in value, due in part to higher levels of prepayments. Our Board of Directors decided to shift our business focus from that of a traditional thrift to a full-service commercial bank. The Board saw opportunities to further improve our long-term prospects, in part by taking advantage of our significant market share and our cross selling opportunities to the ethnic Chinese and Asian communities in our market area.

      We realigned responsibilities among senior management, and hired new officers who had experience in commercial banking and in Small Business Administration lending within our market area. In January 1998, Thomas S. Wu was appointed the President and Chief Executive Officer of the Bank and assumed the responsibility of successfully shifting our business focus to commercial banking services and products. Mr. Wu has over 20 years of diversified domestic and international commercial banking experience. On October 10, 2001, Mr. Wu was appointed Chairman, in addition to being President and Chief Executive Officer of the Company and the Bank. Sylvia Loh was appointed head of the newly established Commercial Banking Division in January 1996. She also has over 20 years of commercial banking and trade finance experience with major financial institutions. In January 1997, William T. Goldrick was recruited and appointed Senior Vice President and Chief Credit Officer to establish commercial lending policies and procedures and to strengthen our credit evaluation. He has over 40 years of commercial banking experience. He is also responsible for our regulatory compliance.

      In 1996, we established the Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in the ethnic Chinese communities. Since its establishment, we recorded approximately $1.47 billion in new commercial loan commitments. To support our commercial banking activities, we implemented a commercial banking data processing system that replaced our previous system that was designed for thrift institutions. The installation was completed in February 1998. We also opened a commercial, construction and Small Business Administration lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers with extensive commercial lending experience and a group of three SBA banking officers, all previously affiliated with one of the leading lenders focusing on SBA lending to Asians, to staff the new office. Additionally, we transferred the lead manager of construction lending to the Pasadena office to cultivate new construction lending relationships in Southern California.

      In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a savings bank to a California-chartered commercial bank, and UCBH Holdings, Inc. became a bank holding company.

      In April 1998, in a private offering the Company issued common stock to various purchasers raising $128.6 million, net of issue costs. In conjunction with the private offering pursuant to the terms of an Exchange and Redemption Agreement with selling stockholders, $120.0 million of the proceeds was exchanged for all of the shares of Common Stock then owned by the selling stockholders. Following the Company's offering, the Company's stock began trading on Nasdaq under the UCBH ticker on November 5, 1998.

      In 2000, we established two new divisions to further our commercial banking presence. In June 2000, we established the Asia Banking Division to build new and strengthen existing relationships with clients doing business in Asia, primarily in Hong Kong, China and Taiwan. Joseph Kwok was appointed head of the newly established Division. He has over 35 years of commercial banking experience. The International Banking Division was established in December 2000 to enhance UCB's presence in the international trade finance community and to promote the Bank as a full service provider in that arena. Unlike larger financial institutions, we can provide a greater degree of personalized service, responding and adapting more quickly to customer needs.

      We are working to expand our presence in the Asian and ethnic Chinese markets through our multilingual ATMs, and through our multilingual telephone banking system, customer service, loan officers, and multilingual Internet portal. We have established mini-branches in or adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

      We believe that these measures position us to take advantage of the opportunities that are presented in our market area, and help us to better serve the growing ethnic Chinese market in California.

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

      REGULATION OF THE COMPANY

      The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiary (a Delaware Statutory Business Trust). The Company is also a bank holding company under California law, and is subject to examination by the California Department of Financial Institutions (the "DFI").

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

      As a registered bank holding company, the Company is required to obtain the approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of, a bank located outside the State of California, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

      The Company and any subsidiaries which it may acquire or organize are deemed to be "affiliates" of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates and on investments by the Bank in affiliates' stock.

      The Company and any subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. Under the recently enacted Gramm-Leach-Bliley Act (discussed below), qualifying bank holding companies making an appropriate election to the Federal Reserve may engage in a full range of financial activities, including insurance, securities and merchant banking.

      REGULATION OF THE BANK

      Bank Regulators. The Bank is a California state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the applicable legal limits. The Bank is supervised, examined and regulated by the Commissioner of the DFI, as well as by the FDIC. Either of these regulators may take remedial action if it determines that the financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank's operations are unsatisfactory. Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such actions against the Bank in the past.

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

      The FDIC and the Federal Reserve also have safety and soundness regulations and accompanying guidelines on asset quality and earnings standards. The guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The guidelines also provide standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the agency may require the institution to submit and implement an acceptable compliance plan or face enforcement action.

      DEPOSIT INSURANCE ASSESSMENTS

      The FDIC charges an annual assessment for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. An institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC. The Bank, being considered well capitalized, was charged no assessment by the FDIC insurance premium for the year ended December 31, 2001.

      The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund ("SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions. After January 1, 2001, banks must contribute towards paying off the financing bonds, including interest. In 2001, the cost to the Bank was $0.02 per $100 of deposits.

      Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its "risk-based capital ratio." Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required.

      The guidelines divide a bank's capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital.

      Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

      In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). These regulations require that banks which meet certain criteria (including having the highest examination rating and not experiencing or expecting significant growth) maintain a minimum Tier I leverage ratio of 3%. All other banks must have a Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2001, the Bank's tangible and core capital ratios were 7.26%, and its risk-based capital ratio was 10.91%.

      The Bank was in compliance with the risk-weighted capital and leverage ratios at December 31, 2001. For further discussion of the Bank's capital, see Liquidity and Capital Resources on page 26 under "Management's Discussion and Analysis."

      Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take "prompt corrective action" against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established the following capital categories to implement these provisions:

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

      As of December 31, 2001, the Bank was classified as a well capitalized institution under the definitions.

      Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank's discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution's record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage lending operations of the CRA. Federal regulators are required to provide a written examination of an institution's CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. Based upon examinations by the Office of Thrift Supervision ("OTS") in 1996 and 1998 and the FDIC (the Bank's federal regulator at the time of examination) in 2000, the Bank's CRA ratings were "Outstanding."

      GRAMM-LEACH-BLILEY FINANCIAL MODERNIZATION ACT OF 1999

      Effective March 12, 2000, the Gramm-Leach-Bliley Act (the "Act") eliminated most of the remaining depression-era "firewalls" between banks, securities firms and insurance companies which were established by The Banking Act of 1933, also known as the Glass-Steagall Act ("Glass-Steagall"). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

      Bank holding companies that can qualify as "financial holding companies" can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a "financial holding company" structure authorized by the Act.

      In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are "well capitalized" and "well managed" and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general.

      The Act also requires that federal financial institutions and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers' non-public personal information. These new regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

      USA PATRIOT ACT

      Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

EMPLOYEES

      At December 31, 2001, we had 420 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

ITEM 2. PROPERTIES

      The Company's principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company's and the Bank's headquarters. The Bank leases substantially all of its remaining branch facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

      At December 31, 2001, premises and equipment owned by the Company, both individually and in aggregate, were not material in relation to the Company's total assets.

ITEM 3. LEGAL PROCEEDINGS

      Because of the nature of the Company's business, it is subject to various threatened or filed legal actions. Although the amount of the ultimate exposure, if any, cannot be determined at this time, the Company, based upon the advice of counsel, does not anticipate the final outcome of threatened or filed suits to have a material adverse effect on its financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      On November 5, 1998, the Company's stock began trading on The Nasdaq Stock Market under the ticker symbol "UCBH." On January 30, 2002, the stock closed at $30.92. The common stock's high and low bid price for each of the four quarters ended December 31, 2001 and December 31, 2000 were as follows:

                                         2001       2001       2001      2001       2000       2000       2000       2000
                                        FOURTH      THIRD     SECOND     FIRST     FOURTH      THIRD     SECOND      FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       -------    -------    -------    -------    -------    -------    -------    -------
High bid price during quarter(1)....    $31.75     $32.50     $30.35     $28.38     $23.97     $17.91     $10.00     $ 9.19
Low bid price during quarter(1).....    $25.70     $26.64     $20.94     $20.63     $16.44     $13.25     $14.50     $10.75

(1) Adjusted for two-for-one stock split for shareholders of record as of March 31, 2001 and completed on April 11, 2001.

      As of December 31, 2001, there were 3,485 shareholders of the Company's common stock. The Company and the Bank are prohibited by federal regulations from paying dividends if the payment would reduce their regulatory capital below certain minimum requirements. The Company declared dividends totaling $0.10 per share in 2000 and $0.16 per share in 2001.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and the accompanying notes presented in Item 8.

                                                                                AT DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            2001          2000        1999         1998         1997
                                                         ----------   ----------   ----------   ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
FINANCIAL CONDITION AND OTHER DATA:
Total assets ..........................................  $2,932,043   $2,502,119   $2,284,800   $2,147,332   $1,561,650
Net loans .............................................   2,229,753    1,902,921    1,667,192    1,477,226    1,202,095
Securities(1) .........................................     593,393      487,240      512,361      587,557      270,103
Deposits ..............................................   2,466,152    2,064,019    1,676,148    1,633,895    1,468,987
Guaranteed preferred beneficial interests in junior
  subordinated debentures .............................      36,000       30,000       30,000       30,000           --
Borrowings ............................................     238,000      260,558      449,612      368,000           --
Long-term debt to affiliates ..........................          --           --           --           --       20,060
Stockholders' equity ..................................     174,124      133,645      110,107      103,638       62,552
Nonperforming assets ..................................         991        2,631        5,354        6,880       10,266
Ratio of equity to assets .............................        5.94%        5.34%        4.82%        4.83%        4.01%

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            2001          2000        1999         1998         1997
                                                         ----------   ----------   ----------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
OPERATING DATA:
Interest income .......................................  $  202,787   $  186,688   $  158,683   $  130,831   $  107,591
Interest expense ......................................     104,330      103,704       87,969       78,393       64,252
                                                         ----------   ----------   ----------   ----------   ----------
Net interest income ...................................      98,457       82,984       70,714       52,438       43,339
Provision for loan losses .............................       5,620        9,765        5,645        3,412        1,154
                                                         ----------   ----------   ----------   ----------   ----------
Net interest income after provision for loan losses ...      92,837       73,219       65,069       49,026       42,185
Noninterest income ....................................       6,905        4,751        4,075        3,402        3,094
Noninterest expense ...................................      49,296       40,099       37,198       33,685       32,190
                                                         ----------   ----------   ----------   ----------   ----------
Income before taxes ...................................      50,446       37,871       31,946       18,743       13,089
Income tax expense ....................................      19,958       13,743       12,878        7,855        5,790
                                                         ----------   ----------   ----------   ----------   ----------
Net income ............................................  $   30,488   $   24,128   $   19,068   $   10,888   $    7,299
                                                         ==========   ==========   ==========   ==========   ==========

OPERATING RATIOS AND OTHER DATA:
Return on average assets ..............................        1.12%        1.02%        0.87%        0.60%        0.47%
Return on average equity ..............................       19.58        20.12        18.00        12.52        12.33
Interest rate spread(2)................................        3.30         3.24         3.04         2.72         2.71
Net interest margin(2).................................        3.69         3.59         3.29         2.95         2.89
Efficiency ratio(3)....................................       46.79        45.70        49.74        60.32        69.33
Noninterest expense to average assets .................        1.82         1.70         1.69         1.84         2.08

ASSET QUALITY DATA:
Nonperforming assets to total assets ..................        0.03%        0.11%        0.23%        0.32%        0.66%
Nonperforming loans to total loans ....................        0.04         0.13         0.27         0.41         0.81
Allowance for loan losses to total loans ..............        1.53         1.50         1.16         1.00         1.00
Net charge-offs to average gross loans ................        0.00         0.02         0.07         0.05         0.06

BANK REGULATORY CAPITAL RATIOS:
Tier I risk-based capital .............................        9.65%        9.71%       10.04%       10.42%        9.90%
Total risk-based capital ..............................       10.91        10.97        11.29        11.61        11.15
Leverage ratio (Tier I capital to total average assets)        7.26         6.95         6.58         6.25         5.37

PER SHARE DATA:
Basic earnings per share ..............................  $     1.60   $     1.29   $     1.02   $     0.65   $     0.61
Diluted earnings per share ............................        1.53         1.24         1.01         0.63         0.53
Dividends per share ...................................        0.16         0.10           --           --           --

----------
(1) Includes available for sale securities and held to maturity securities.
(2) Calculated on a nontax equivalent basis.
(3) Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis is intended to assist in an understanding of the significant factors that influence our financial condition at December 31, 2001 as compared to December 31, 2000. It also analyzes our results of operations for the year ended December 31, 2001 as compared to the year ended December 31, 2000, and for the year ended December 31, 2000 as compared to December 31, 1999. You should read the discussion and analysis together with our financial statements and corresponding notes included in this Annual Report.

RESULTS OF OPERATIONS

      General. Our main source of income is net interest income, which is the difference between our interest income (generally interest paid to us by borrowers and paid on our investments) and our interest expense (generally the interest we paid depositors as well as interest we paid on other borrowings, such as loans from the Federal Home Loan Bank). Changes in the average amount of interest-earning assets (generally loans and investments) we hold as well as in interest-bearing liabilities (generally deposits and other borrowings) we incur during a period affect the amount of net interest income we earn. Changes in the interest rates earned on loans and securities and paid on deposits and other borrowings also affect our net interest income.

      We also earn noninterest income, which is generally made up of commercial banking fees and other fees paid by our customers and gains on sales of loans. In addition to interest expense, our income is impacted by noninterest expenses (primarily our compensation, occupancy and furniture and equipment expenses) and our provision for loan losses. Other factors beyond our control, such as general economic conditions, competition from other financial services companies, changes in interest rates, government and regulatory action and policies, may also significantly affect our results of operations.

      The Bank operates commercial and consumer lending business segments. Through its Commercial Banking Division, the Bank offers commercial deposit facilities and commercial loans. Included in the loans offered are nonresidential real estate loans, commercial business loans, multifamily real estate loans, construction loans, and Small Business Administration ("SBA") loans. Through the consumer business segment, the Bank offers consumer deposit products including savings accounts, checking accounts and time deposits. The consumer segment also originates residential mortgage (one to four family) loans and home equity lines of credit.

      Through the Commercial Banking Division, the Bank originates commercial real estate loans for primary users as well as investors. The Bank also originates multifamily mortgages which are typically secured by five to 50 unit residential buildings within its primary market areas. Loans secured by residential buildings in excess of 50 units are underwritten pursuant to the Bank's underwriting standards for commercial nonresidential real estate loans. Both types of commercial real estate loans are generally fixed rate for an initial period of time and then become adjustable-rate loans. They are generally amortized over 25 to 30 years or less and have balloon payments in fifteen years or less.

      Construction loans are originated primarily for the construction of entry-level and first-time move-up housing within California and mixed-use properties. The Bank focuses on mid-tier builders. Construction loans are generally prime based and are written for a one-year term and may have up to a one-year renewal option.

      The Bank provides commercial business loans to customers for working capital purposes for accounts receivable and inventory and loans to finance equipment, accounts receivable and inventory. In addition, the Bank offers SBA loans for which 75% to 80% of the principal balance is generally guaranteed by the SBA.

      The Bank originates fixed-rate and adjustable-rate residential mortgage (one to four family) loans within its primary market area. These loans are originated through its retail branches. Such mortgage loans are originated primarily for owner-occupants. In addition to these residential mortgage loans, the Bank offers home equity loans.

      Net Income. We earned $30.5 million in net income in 2001 as compared to $24.1 million in net income in 2000, an increase of $6.4 million, or 26.4%. Our annualized return on average assets was 1.12% in 2001 as compared to 1.02% in 2000, and our return on average equity was 19.58% in 2001 as compared to 20.12% in 2000.

      We earned $24.1 million for 2000 as compared to $19.1 million in net income for 1999. Our annualized return on average assets was 1.02% for 2000 as compared to 0.87% for 1999, and our annualized return on average equity was 20.12% in 2000 as compared to 18.00% for 1999.

      We have experienced steady growth in net income during the periods presented. The increase in our net income in 2001 as compared to 2000 was primarily the result of an increase in net interest income from $83.0 million to $98.5 million for the year, before provision for loan losses. The reasons for the change in the net interest income are discussed below.

      The provision for loan losses decreased from $9.8 million in 2000 to $5.6 million in 2001. The Bank uses a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality and loan growth, we determined the appropriateness of our allowance for loan losses. We adjust the allowance for loan losses by quarterly provisions charged to earnings.

      Partially offsetting the increase in net interest income was the increase in noninterest expenses from $40.1 million in 2000 to $49.3 million in 2001. The increase in our noninterest expenses, as discussed below, resulted primarily from increases in personnel expenses incurred as a result of the continued expansion of our commercial banking activities.

      The increase in our net income in 2000 as compared to 1999 was mainly the result of an increase in net interest income from $70.7 million to $83.0 million, as discussed below.

      Net Interest Income and Net Interest Margin. Our net interest margin, calculated on a fully tax equivalent basis, (representing net interest income as a percentage of average interest-earning assets), improved to 3.73% for 2001 from 3.62% for 2000. Our net interest income for 2001 was $98.5 million, an increase of $15.5 million, or 18.6%, from our net interest income of $83.0 million for 2000, primarily as a result of the following factors:

      - We increased the average balance of loans in our portfolio from $1.80 billion in 2000 to $2.06 billion in 2001.

      - We increased our average balance of securities from $512.1 million in 2000 to $580.9 million in 2001.

      - We reduced our average cost of deposits from 4.31% in 2000 to 3.88% in 2001.

      - Partially offsetting the reduction in the deposit cost was a decrease in the average yield on securities from 6.67% in 2000 to 6.43% in 2001 and decrease in the average yield on loans from 8.48% in 2000 to 7.97% in 2001.

      Our net interest margin, calculated on a fully tax equivalent basis, improved to 3.62% for 2000 from 3.34% for 1999. Net interest income for 2000 was $83.0 million, an increase of $12.3 million, or 17.4% from our net interest income of $70.7 million for 1999. Net interest income increased in 2000 primarily as a result of the following factors:

      - We increased the average balance of loans in our portfolio from $1.57 billion in 1999 to $1.80 billion in 2000.

      - We increased the average yield on loans from 7.86% in 1999 to 8.48% in 2000 as a result of originating more higher-yielding commercial loans than residential mortgage (one to four family) loans.

      - We increased our average yield on securities from 6.09% in 1999 to 6.67% in 2000.

      The following table presents, for the periods indicated, the distribution of our average assets, liabilities and stockholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields and the dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                    AT                      2001                               2000
                                DECEMBER 31,  ------------------------------   ---------------------------------
                                   2001                    INTEREST   AVERAGE                INTEREST    AVERAGE
                                -----------   AVERAGE      INCOME OR   YIELD/    AVERAGE     INCOME OR   YIELD/
                                YIELD/COST    BALANCE       EXPENSE     COST     BALANCE      EXPENSE     COST
                                -----------  ----------    ---------   ------   ----------   ---------   -------
                                                             (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans(1)..................      6.92%      $2,062,419    $ 164,328   7.97%   $1,799,019    $ 152,494    8.48%
  Securities................      6.06          580,869       37,358   6.43       512,065       34,142    6.67
  Other.....................        --           26,243        1,101   4.20           853           52    6.10
                                             ----------    ---------           ----------    ---------
Total interest-earning assets     6.73        2,669,531      202,787   7.60     2,311,937      186,688    8.07
Noninterest-earning assets..        --           42,547           --     --        48,877           --      --
                                             ----------    ---------           ----------    ---------
Total assets................      6.62       $2,712,078    $ 202,787   7.48    $2,360,814    $ 186,688    7.91
                                  ----       ==========    ---------   ----    ==========    ---------   -----
Interest-bearing liabilities:
  Deposits:
    NOW, checking and money
      market accounts.......      1.70       $  236,002    $   5,080   2.15    $  153,192    $   3,144    2.05
    Savings accounts........      1.41          405,271        8,229   2.03       304,601        6,954    2.28
    Time deposits...........      3.70        1,501,202       74,126   4.94     1,254,088       66,905    5.33
                                             ----------    ---------           ----------    ---------
  Total deposits............      3.00        2,142,475       87,435   4.08     1,711,881       77,003    4.50
                                             ----------    ---------           ----------    ---------
  Borrowings................      5.44          256,650       14,051   5.47       403,661       23,889    5.92
  Guaranteed preferred
    beneficial interests in
    junior subordinated
    debentures..............      8.81           30,554        2,844   9.31        30,000        2,812    9.38
                                             ----------    ---------           ----------    ---------
Total interest-bearing
  liabilities...............      3.31        2,429,679      104,330   4.29     2,145,542      103,704    4.83
                                  ----       ----------    ---------   ----    ----------    ---------   -----
Noninterest-bearing deposits                    109,160                            76,002
Other noninterest-bearing
  liabilities...............                     17,514                            19,347
Stockholders' equity........                    155,725                           119,923
                                             ----------                        ----------
Total liabilities and
  stockholders' equity......                 $2,712,078                        $2,360,814
                                             ==========                        ==-=======
Net interest income/net
  interest rate spread(2)...      3.43%                    $  98,457   3.30%                 $  82,984    3.24%
                                  ====                     =========   ====                   ========    ====

Net interest-earning
  assets/net interest
  margin(3).................      3.74%      $  239,851                3.69%   $  166,395                 3.59%
                                  ====       ==========                ====    ==========                 ====
Ratio of interest-earning
 assets to interest-bearing
 liabilities................      1.10x            1.10x                             1.08x
                                  ====       ==========                        ==========

                                FOR THE YEARS ENDED DECEMBER 31,
                               ----------------------------------
                                              1999
                               ----------------------------------
                                             INTEREST     AVERAGE
                                AVERAGE      INCOME OR     YIELD/
                                BALANCE       EXPENSE      COST
                               ----------    ---------    -------
                               (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Loans(1)..................   $1,573,071    $ 123,705     7.86%
  Securities................      573,737       34,955     6.09
  Other.....................          472           23     4.82
                               ----------    ---------
Total interest-earning assets   2,147,280      158,683     7.39
Noninterest-earning assets..       55,607           --       --
                               ----------    ---------
Total assets................   $2,202,887    $ 158,683     7.20
                               ==========    ---------   ------
Interest-bearing liabilities:
  Deposits:
    NOW, checking and money
      market accounts.......   $  136,832    $   2,498     1.83
    Savings accounts........      247,585        5,047     2.04
    Time deposits...........    1,189,798       54,410     4.57
                               ----------    ---------
  Total deposits............    1,574,215       61,955     3.94
                               ----------    ---------
  Borrowings................      420,119       23,201     5.52
  Guaranteed preferred
    beneficial interests in
    junior subordinated
    debentures..............       30,000        2,812     9.38
                               ----------    ---------   ------
Total interest-bearing
  liabilities...............    2,024,334       87,968     4.35
                               ----------    ---------   ------
Noninterest-bearing deposits       54,639
Other noninterest-bearing
  liabilities...............       17,999
Stockholders' equity........      105,915
                               ----------
Total liabilities and
  stockholders' equity......   $2,202,887
                               ==========
Net interest income/net
  interest rate spread(2)...                  $  70,714     3.04%
                                              =========    ======

Net interest-earning
  assets/net interest
  margin(3).................   $  122,947                   3.29%
                               ==========                 ======
Ratio of interest-earning
 assets to interest-bearing
 liabilities................         1.06x
                               ==========

----------

(1)Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.
(2)Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest- bearing liabilities.
(3)Net interest margin represents net interest income divided by average interest-earning assets.

      Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as "volume changes." It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as "rate changes."

      The following table sets forth the changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume changes and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                              FOR THE YEAR ENDED                   FOR THE YEAR ENDED
                                                         DECEMBER 31, 2001 COMPARED TO       DECEMBER 31, 2000 COMPARED TO
                                                        THE YEAR ENDED DECEMBER 31, 2000    THE YEAR ENDED DECEMBER 31, 1999
                                                        --------------------------------    --------------------------------
                                                         VOLUME        RATE       NET        VOLUME       RATE       NET
                                                        --------    --------    --------    --------    --------   --------
                                                                               (DOLLARS IN THOUSANDS)
Interest income:
  Loans .............................................   $ 20,056    $ (8,222)   $ 11,834    $ 18,666    $ 10,123   $ 28,789
  Securities ........................................      4,367      (1,151)      3,216      (6,661)      5,848       (813)
  Other .............................................      1,060         (11)      1,049          22           7         29
                                                        --------    --------    --------    --------    --------   --------
     Total interest income on interest-earning
       assets ..................................          25,483      (9,384)     16,099      12,027      15,978     28,005
                                                        --------    --------    --------    --------    --------   --------
Interest expense:
  Deposits:
     NOW, checking, and money market accounts .......      1,775         161       1,936         316         330        646
     Savings accounts ...............................      1,916        (641)      1,275       1,254         653      1,907
     Time deposits ..................................     11,606      (4,385)      7,221       3,060       9,435     12,495
  Borrowings ........................................     (8,160)     (1,678)     (9,838)       (830)      1,517        687
  Guaranteed preferred beneficial interests in junior
    subordinated debentures .........................         51         (19)         32        --          --         --
                                                        --------    --------    --------    --------    --------   --------
     Total interest expense on interest-bearing
       liabilities .............................           7,188      (6,562)        626       3,800      11,935     15,735
                                                        --------    --------    --------    --------    --------   --------
Increase (decrease) in net interest income ..........   $ 18,295    $ (2,822)   $ 15,473    $  8,227    $  4,043   $ 12,270
                                                        ========    ========    ========    ========    ========   ========

      Provision for Loan Losses. For the year ended December 31, 2001, our provision for loan losses was $5.6 million, a decrease of $4.1 million from our provision of $9.8 million for the previous year. For the year ended December 31, 2000, our provision for loan losses was $9.8 million, an increase of $4.1 million from our provision of $5.6 million for the previous year. The Bank uses a systematic methodology to calculate the allowance for loan losses. Through applying this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and nonperforming loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses which is adjusted by quarterly provisions charged against earnings.

      Noninterest Income. Below we set forth the composition of our noninterest income for the periods indicated:

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                       ----------------------------------
                                                        2001          2000          1999
                                                       ------        ------        ------
                                                            (DOLLARS IN THOUSANDS)
Commercial banking fees ........................       $3,324        $2,515        $2,071
Service charges on deposit accounts ............        1,342         1,000           840
Gain on sale of loans and securities ...........        2,047           993           784
Loan servicing and miscellaneous income.........          192           243           380
                                                       ------        ------        ------
Total noninterest income .......................       $6,905        $4,751        $4,075
                                                       ======        ======        ======

      Our noninterest income increased by $2.2 million, or 45.3%, to $6.9 million for the year ended December 31, 2001, from $4.8 million for the preceding year. The increase is primarily due to increased SBA loan sales in 2001 resulting from a higher origination volume and also due to collecting more commercial banking fees during 2001 as a result of the continued growth of our Commercial Banking Division.

      Our noninterest income increased by $676,000, or 16.6%, to $4.8 million for the year ended December 31, 2000, from $4.1 million for the preceding year. The increase is primarily the result of collecting more commercial banking fees during 2000 due to the continued growth of our Commercial Banking Division. Also contributing to the increase was a $135,000 gain on sale of securities.

      Noninterest Expense. Below is a table outlining the components of our noninterest expense for the periods indicated:

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                          ---------------------------------------
                                                            2001           2000            1999
                                                          -------         -------         -------
                                                                   (DOLLARS IN THOUSANDS)
Personnel ........................................        $24,959         $19,847         $18,427
Occupancy ........................................          5,303           4,939           4,885
Data processing ..................................          2,878           2,284           2,084
Furniture and equipment ..........................          2,723           2,350           2,119
Professional fees and contracted services ........          3,848           2,297           2,240
Deposit insurance ................................            393             344             938
Communication ....................................            593             491             425
Foreclosed assets expense ........................             11              80              80
Miscellaneous expense ............................          8,588           7,467           6,000
                                                          -------         -------         -------
Total noninterest expense ........................        $49,296         $40,099         $37,198
                                                          =======         =======         =======
Efficiency ratio .................................          46.79%          45.70%          49.74%
Noninterest expenses to average assets ...........           1.82            1.70            1.69

      Our noninterest expense increased to $49.3 million for 2001 from $40.1 million for 2000, an increase of $9.2 million, or 22.9%. The higher expenses in 2001 primarily resulted from a $5.1 million increase in personnel expenses due to the additional staffing required to support the growth of the Bank's commercial banking business. Professional fees for 2001 of $3.8 million represents an increase of $1.5 million over $2.3 million in 2000, reflecting increased legal expenses. Miscellaneous expenses increased from $7.5 million in 2000 to $8.6 million in 2001, primarily as a result of increases in insurance, travel, office supplies, and contribution expenses. Expense increases relate to the increased commercial banking activities. Our noninterest expense increased to $40.1 million for 2000 from $37.2 million for 1999, an increase of 7.8%. The higher expenses in 2000 primarily resulted from a $1.4 million increase in personnel expenses as a result of hiring more employees to further the Bank's commercial banking activities. Miscellaneous expenses increased from $6.0 million for 1999 to $7.5 million for 2000, primarily as a result of increased advertising expenses.

      Provision for Income Taxes. During 2001, we recorded a $20.0 million provision for income taxes which resulted in an effective tax rate of 39.6%, compared with 36.3% for the year ended December 31, 2000. The increase in the effective tax rate results primarily from the realization of retroactive tax benefits generated through the Bank's lending activities in Enterprise Zones in 2000. During 2000, we recorded a $13.7 million provision for income taxes, which resulted in an effective tax rate of 36.3%. The effective tax rate in both years is lower than the expected combined federal and state statutory rates of 42.1% due to the effect of the Enterprise Zone Tax Credits in both years, including the retroactive credits in 2000, and the effect of the municipal securities which are not fully taxable.

FINANCIAL CONDITION

      The size of the balance sheet increased from $2.50 billion at December 31, 2000 to $2.93 billion at December 31, 2001. This increase of $429.9 million, or 17.2%, resulted primarily from the increase in the size of our loan portfolio. Our loan portfolio increased from $1.93 billion at December 31, 2000 to $2.26 billion at December 31, 2001. This increase of $332.5 million, or 17.2%, resulted from the growth in commercial loans. The loan originations and year-end balances are discussed in detail below. Our securities portfolio increased from $487.2 million at December 31, 2000, to $593.4 million at December 31, 2001, an increase of $106.2 million, or 21.8%, primarily as a result of the securities from an internal securitization. In an internal securitization, the Bank securitizes with Fannie Mae loans which are held in the residential mortgage (one to four family) loan portfolio and retains the resulting securities in the available for sale securities portfolio. Accordingly, no gain or loss is recognized since no assets are sold. The Bank performs internal securitizations for risk-based capital management purposes. The Bank's risk-based capital ratio is improved following a securitization since the securities have a lower risk-based capital requirement than do the whole loans which were securitized. In 2001, the Bank securitized $109.6 million of residential mortgage (one to four family) loans. In addition, securities which were purchased during the year largely offset the runoff of the existing portfolio.

      During 2001, we funded the $429.9 million of new assets primarily with an increase in our deposits. Our deposits grew by $402.1 million, or 19.5%, to $2.47 billion at December 31, 2001. This deposit growth is discussed in more detail below. We reduced our borrowings by $22.6 million, or 8.7%, to $238.0 million at December 31, 2001.

      The size of the balance sheet increased from $2.28 billion at December 31, 1999 to $2.50 billion at December 31, 2000. This increase of $217.3 million, or 9.5%, resulted from the increase in the size of our loan portfolio. Our loan portfolio increased from $1.69 billion at December 31, 1999 to $1.93 billion at December 31, 2000. This increase of $245.1 million, or 14.5%, resulted from the growth in commercial loans. Our securities portfolio decreased from $512.4 million at December 31, 1999, to $487.2 million at December 31, 2000, a decrease of $25.1 million, or 4.9%, due primarily to the runoff of existing securities, partially offset by the addition of securities from an internal loan securitization. In the quarter ended December 31, 2000, the Bank securitized $24.9 million of residential loans in conjunction with its ongoing balance sheet restructuring strategy. These securities are included in the available for sale portfolio as of December 31, 2000.

      During 2000, we funded the $217.3 million of new assets with an increase in our deposits, partially offset by a decrease in our borrowings. Our deposits grew by $387.9 million, or 23.1%, to $2.06 billion at December 31, 2000. We reduced our borrowings by $189.1 million, or 42.0%, to $260.6 million at December 31, 2000.

      Loan Portfolio. We originated commercial real estate loans of $310.1 million in 2001, as compared to $248.4 million in 2000 and multifamily originations increased to $256.8 million in 2001 as compared with $128.6 million in 2000. Additionally, we made commitments for commercial loans of $205.9 million in 2001, as compared to $96.1 million in 2000. As a result of the lower market interest rate environment and resulting customer demand, we originated $126.3 million of residential mortgage (one to four family) loans during 2001 as compared with $34.7 million during 2000.

      The table below shows the composition of our loan portfolio by amount and percentage of total gross loans in each major loan category at the dates indicated:

                                                                AT DECEMBER 31,
                                     ---------------------------------------------------------------------
                                              2001                    2000                     1999
                                     --------------------    --------------------    ---------------------
                                        AMOUNT        %        AMOUNT         %        AMOUNT         %
                                     -----------   ------    -----------   ------    -----------    ------
                                                          (DOLLARS IN THOUSANDS)
Commercial:
 Secured by real
   estate--nonresidential......      $   798,882    35.22%   $  597,981     30.91%   $   435,061     25.77%
 Secured by real
   estate--multifamily.........          677,271    29.86       514,697     26.61        423,838     25.11
 Construction...................         182,558     8.05       131,878      6.82         89,710      5.31
 Business.......................         163,628     7.21        99,401      5.14         59,332      3.52
                                     -----------   ------    ----------    ------    -----------    ------
   Total commercial.............       1,822,339    80.34     1,343,957     69.48      1,007,941     59.71
                                     -----------   ------    ----------    ------    -----------    ------
Consumer:
 Residential mortgage (one to
   four family).................         430,057    18.96       574,219     29.68        665,923     39.45
 Other..........................          16,003     0.70        16,288      0.84         14,248      0.84
                                     -----------   ------    ----------    ------    -----------    ------
   Total consumer...............         446,060    19.66       590,507     30.52        680,171     40.29
                                     -----------   ------    ----------    ------    -----------    ------
   Total gross loans............       2,268,399   100.00%    1,934,464    100.00%     1,688,112    100.00%
                                                   ======                  ======                   ======
Net deferred loan origination
(fees) costs....................          (4,096)                (2,642)                  (1,417)
                                     -----------             ----------              -----------
Loans...........................       2,264,303              1,931,822                1,686,695
Allowance for loan losses.......         (34,550)               (28,901)                 (19,503)
                                     -----------             ----------              -----------
   Total net loans..............     $ 2,229,753             $1,902,921              $ 1,667,192
                                     ===========             ==========              ===========

                                                      AT DECEMBER 31,
                                     -----------------------------------------------
                                               1998                     1997
                                     ---------------------    ----------------------
                                       AMOUNT         %         AMOUNT          %
                                     -----------    ------    ------------    ------
                                                  (DOLLARS IN THOUSANDS)
Commercial:
 Secured by real
   estate--nonresidential......      $   229,693     15.39%   $   115,366       9.51%
 Secured by real
   estate--multifamily.........          346,967     23.26        339,257      27.97
 Construction...................          61,486      4.12         26,603       2.19
 Business.......................          46,240      3.10         21,146       1.74
                                     -----------    ------    -----------     ------
   Total commercial.............         684,386     45.87        502,372      41.41
                                     -----------    ------    -----------     ------
Consumer:
 Residential mortgage (one to
   four family).................         790,789     53.01        691,167      56.98
 Other..........................          16,711      1.12         19,475       1.61
                                     -----------    ------    -----------     ------
   Total consumer...............         807,500     54.13        710,642      58.59
                                     -----------    ------    -----------     ------
   Total gross loans............       1,491,886    100.00%     1,213,014     100.00%
                                                    ======                    ======
Net deferred loan origination
(fees) costs....................             262                    1,223
                                     -----------              -----------
Loans...........................       1,492,148                1,214,237
Allowance for loan losses.......         (14,922)                 (12,142)
                                     -----------              -----------
   Total net loans..............     $ 1,477,226              $ 1,202,095
                                     ===========              ===========

      The table below shows new loan commitments during the years indicated:

                                                                        2001          2000           1999
                                                                    ----------     ----------     ----------
                                                                             (DOLLARS IN THOUSANDS)
Commercial:
  Secured by real estate -- nonresidential(1) ..............        $  310,087     $  248,396     $  267,138
  Secured by real estate -- multifamily(1) .................           256,797        128,581        135,375
  Construction .............................................           251,740        202,482        179,489
  Business .................................................           205,916         96,053         79,692
                                                                    ----------     ----------     ----------
          Total commercial loans ...........................         1,024,540        675,512        661,694
Consumer:
  Residential mortgage (one to four family)(1) .............           126,277         34,682         59,553
  Home equity and other ....................................            18,464         14,989          9,943
                                                                    ----------     ----------     ----------
          Total consumer loans .............................           144,741         49,671         69,496
                                                                    ----------     ----------     ----------
Total commitments ..........................................        $1,169,281     $  725,183     $  731,190
                                                                    ==========     ==========     ==========

----------
     (1)For nonresidential, multifamily, and residential mortgage (one to four family) loans, substantially all commitments have been funded.

      As a result of our continued focus on commercial lending activities, loan growth remained concentrated in our commercial loan portfolio, which totaled $1.82 billion at December 31, 2001, a 35.6% increase from $1.34 billion at December 31, 2000. Our commercial loan portfolio increased 33.3% during 2000 from $1.01 billion at December 31, 1999 to $1.34 billion at December 31, 2000.

      As a result of changing the loan origination focus to commercial loans, we are originating more loans which reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable.

      As a result of the change in the type of loan originations, the loans which reprice or mature within the next year increased to $1.49 billion at December 31, 2001 from $1.05 billion at December 31, 2000.

      The loans which reprice or mature within the next year increased to $1.05 million at December 31, 2000 from $765.4 million at December 31, 1999.

      The table below sets forth the estimated repricing or maturity of our loan portfolio at December 31, 2001. Adjustable-rate mortgages are shown in the period in which they reprice rather than when they become due. The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

                                                                    AT DECEMBER 31, 2001
                                  --------------------------------------------------------------------------------------------------
                                                    AFTER         AFTER        AFTER         AFTER
                                                  ONE YEAR     THREE YEARS   FIVE YEARS    TEN YEARS
                                   WITHIN          THROUGH       THROUGH      THROUGH       THROUGH         AFTER
                                  ONE YEAR       THREE YEARS   FIVE YEARS    TEN YEARS    TWENTY YEARS   TWENTY YEARS      TOTAL
                                 -----------     ----------    ----------   -----------   ------------   ------------   -----------
                                                                    (DOLLARS IN THOUSANDS)
Commercial:
  Secured by real estate --
    nonresidential ...........   $   588,152     $   77,651    $  47,063    $   66,407    $    19,563    $        46    $   798,882
  Secured by real estate --
    multifamily ..............       456,031          7,506       15,458       119,910         78,366             --        677,271
  Construction ...............       181,652            906           --            --             --             --        182,558
  Business ...................       162,681             --           --           536             --            411        163,628
                                 -----------     ----------    ---------    ----------    -----------    -----------    -----------
    Total commercial .........     1,388,516         86,063       62,521       186,853         97,929            457      1,822,339
                                 -----------     ----------    ---------    ----------    -----------    -----------    -----------
Consumer:
  Residential mortgage (one to
   four family) ..............        85,196         46,070       32,538        20,500        109,733        136,020        430,057
  Other ......................        16,003             --           --            --             --             --         16,003
                                 -----------     ----------    ---------    ----------    -----------    -----------    -----------
    Total consumer ...........       101,199         46,070       32,538        20,500        109,733        136,020        446,060
                                 -----------     ----------    ---------    ----------    -----------    -----------    -----------
    Total gross loans ........   $ 1,489,715     $  132,133    $  95,059    $  207,353    $   207,662    $   136,477    $ 2,268,399
                                 ===========     ==========    =========    ==========    ===========    ===========    ===========
Net deferred origination fees                                                                                                (4,096)
                                                                                                                        -----------
Loans ........................                                                                                            2,264,303
Allowance for loan losses ....                                                                                              (34,550)
                                                                                                                        -----------
Net loans ....................                                                                                          $ 2,229,753
                                                                                                                        ===========

      The following table sets forth the dollar amount of all loans and mortgage-backed securities for which final payment is not due or repricing will not occur until after December 31, 2002.

                                                                            DUE OR REPRICING AFTER
                                                                               DECEMBER 31, 2002
                                                                  ------------------------------------------
                                                                     FIXED        ADJUSTABLE         TOTAL
                                                                  ----------      ----------      ----------
                                                                           (DOLLARS IN THOUSANDS)
Commercial:
  Secured by real estate-- nonresidential ..................      $   91,566      $  119,164      $  210,730
  Secured by real estate-- multifamily .....................         200,444          20,796         221,240
  Construction .............................................             906              --             906
  Business .................................................             947              --             947
                                                                  ----------      ----------      ----------
          Total commercial .................................         293,863         139,960         433,823
                                                                  ----------      ----------      ----------
Consumer:
  Residential mortgage (one to four family) ................         263,260          81,601         344,861
  Other ....................................................              --              --              --
                                                                  ----------      ----------      ----------
          Total consumer ...................................         263,260          81,601         344,861
                                                                  ----------      ----------      ----------
Total loans ................................................         557,123         221,561         778,684
Mortgage-backed securities .................................         250,822              --         250,822
                                                                  ----------      ----------      ----------
Total loans and mortgage-backed securities .................      $  807,945      $  221,561      $1,029,506
                                                                  ==========      ==========      ==========

      Nonperforming Assets and Other Real Estate Owned. We generally place loans on nonaccrual status when they become 90 days past due, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management's opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. We charge off loans when we determine that collection has become unlikely. Other real estate owned ("OREO") consists of real estate acquired by us through foreclosure.

      The following table sets forth information regarding our nonperforming assets at the dates indicated.

                                                                                       AT DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                               2001          2000           1999           1998           1997
                                                           ----------     ----------     ----------     ----------     ----------
                                                                                    (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Commercial:
     Secured by real estate-- nonresidential ..........    $       --     $      740     $    3,806     $    2,663     $    2,804
     Secured by real estate-- multifamily .............           210             --             --             --            904
     Construction .....................................            --            104            104            104             --
     Business .........................................            --             --             --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
          Total commercial ............................           210            844          3,910          2,767          3,708
                                                           ----------     ----------     ----------     ----------     ----------
  Consumer:
     Residential mortgage (one to four
       family) ........................................           781          1,672            722          3,341          6,131
     Other ............................................            --             --             --             --             15
                                                           ----------     ----------     ----------     ----------     ----------
          Total consumer ..............................           781          1,672            722          3,341          6,146
                                                           ----------     ----------     ----------     ----------     ----------
          Total nonaccrual loans ......................           991          2,516          4,632          6,108          9,854
Other real estate owned (OREO) ........................            --            115            722            772            412
                                                           ----------     ----------     ----------     ----------     ----------
          Total nonperforming assets ..................    $      991     $    2,631     $    5,354     $    6,880     $   10,266
                                                           ==========     ==========     ==========     ==========     ==========
Nonperforming assets to total assets ..................          0.03%          0.11%          0.23%          0.32%          0.66%
Nonaccrual loans to total loans .......................          0.04           0.13           0.27           0.41           0.81
Nonperforming assets to total loans and
  OREO ................................................          0.04           0.14           0.32           0.46           0.85
          Total loans .................................    $2,264,303     $1,931,822     $1,686,695     $1,492,148     $1,214,237
                                                           ==========     ==========     ==========     ==========     ==========
Gross income not recognized on
  nonaccrual loans ....................................    $       24     $      116     $      201     $      135     $       64
Accruing loans contractually past due
  90 days or more .....................................         1,269             --             --             --             --
Loans classified as troubled debt
  restructurings but not included above ...............            --             --             --          1,251          1,251

     In addition to the nonaccrual loans described above, the Company had $6.3 million of classified loans at December 31, 2001. Classified loans ("classified loans") are defined as those we classify substandard, doubtful or loss, as defined on the following page. With the exception of the loans described above and the classified loans, we are not aware of any other loans as of December 31, 2001 where the known credit problems of the borrower lead us to believe they will not comply with their repayment schedule, or that would result in the loan being included in the nonperforming loan table at a future date. Despite our efforts, it is impossible for us to accurately predict the extent to which economic conditions in our market area may worsen or estimate the full impact that such changes may have on our loan portfolio. We cannot assure you that no other loans will become 90 days or more past due, be placed on nonaccrual status, or become impaired, restructured or OREO in the future. Since 1998, we have engaged an independent loan review firm to examine the classification of our commercial loan portfolio. The firm reviews new commercial loan originations in excess of $100,000 and also conducts annual reviews on a scope basis. This firm is comprised of former bank regulators and former bankers. They made no material recommendation for changes to our classifications as a result of their review.

     We reduced the total nonperforming assets to $991,000 at December 31, 2001 from $2.6 million at December 31, 2000. This reduction of $1.6 million, or 62.3%, resulted primarily from the payoff of loans that were classified as nonperforming as of December 31, 2000 and from returning loans that had previously been nonperforming to accrual status after a period of sustained performance. During 2000, we reduced the total nonperforming assets to $2.6 million at December 31, 2000 from $5.4 million at December 31, 1999. This reduction of $2.7 million, or 50.9%, resulted from returning loans that had previously been nonperforming to accrual status after a period of sustained performance.

      When we acquire OREO, we record it at the lower of its carrying value or its fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at December 31, 2001. There was one OREO at December 31, 2000 and December 31, 1999. The carrying value of OREO was $115,000 at December 31, 2000 and $722,000 at December 31, 1999.

      We have a risk rating process to which all loans in the portfolio are subjected. Criticized loans are classified in the following categories:

      - "Special Mention": loans that should not yet be adversely classified, but have credit deficiencies or potential weaknesses that warrant our attention

      - "Substandard": loans with one or more well-defined weaknesses which have the distinct possibility that we will sustain some loss if the weaknesses are not corrected

      - "Doubtful": loans with the weaknesses of a substandard loan plus such weaknesses which make collection or liquidation in full questionable, based on current information, and have a high probability of loss

      -   "Loss": loans considered uncollectible

      Allowance for Loan Losses. We have established a formal process for establishing an adequate allowance for loan losses. This process results in an allowance that has two components: allocated and unallocated. To determine the allocated component, we arrive at estimates by analyzing certain individual loans (including impaired loans) and analyzing loans in groups. For the loans we analyze individually, we may use third-party information, such as appraisals, to help supplement our internal analysis. For loans we analyze in groups, such as residential mortgage (one to four family) loans, we review delinquency trends, charge-off experience, the makeup of our loan portfolio, current economic conditions, regional trends in collateral values, as well as other factors.

      We use the unallocated portion of the allowance to compensate for the subjective nature of estimating an adequate allowance for loan losses, economic uncertainties, and other factors. Our loan portfolio also undergoes an internal asset review, and is examined by our government regulators. We incorporate the results of these examinations into our assessments.

      Our allowance for loan losses is increased by provisions for loan losses, which are charged against earnings, and is reduced by charge-offs, net of any recoveries. Loans are charged off when they are classified as "loss". For any loan which is past due more than 90 days, we will generally charge off the amount by which the recorded loan amount exceeds the value of the property securing the loan, unless the loan is both well secured and in the process of collection. We generally record recoveries of amounts that have been previously charged off only to the extent that we receive cash.

      While we use all available evidence in determining whether we believe our allowance for loan losses is adequate, future additions to the allowance will be subject to our continuing evaluation of the inherent risks in our portfolio. We may need to make additional provisions for loan losses if the economy declines or asset quality deteriorates. Also, our regulators review our allowance as part of their examinations. Although they can require us to adjust our allowance as a result of such examinations, they have not done so in any of the years presented. We believe, however, that our allowance for loan losses is adequate to provide for estimated losses inherent in our loan portfolio.

      The following table sets forth information concerning our allowance for loan losses for the dates indicated:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             2001         2000        1999        1998        1997
                                                            -------     -------     -------     -------     -------
                                                                             (DOLLARS IN THOUSANDS)
Allowance for loan losses:
Balance beginning of period ............................    $28,901     $19,503     $14,922     $12,142     $11,682
                                                            -------     -------     -------     -------     -------
Provision for loan losses ..............................      5,620       9,765       5,645       3,412       1,154
Charge-offs:
  Commercial:
     Secured by real estate -- nonresidential ..........         --         551         380         359         246
     Secured by real estate -- multifamily .............         --          --          --          --          13
     Construction ......................................         --          --          --          --          --
     Business ..........................................        121         165         689          --          --
                                                            -------     -------     -------     -------     -------
          Total commercial .............................        121         716       1,069         359         259
                                                            -------     -------     -------     -------     -------
  Consumer:
     Residential mortgage (one to four family) .........         --          37           9         135         616
     Other .............................................         --         164         120         187         194
                                                            -------     -------     -------     -------     -------
          Total consumer ...............................         --         201         129         322         810
                                                            -------     -------     -------     -------     -------
          Total charge-offs ............................        121         917       1,198         681       1,069
                                                            -------     -------     -------     -------     -------
Recoveries:
  Commercial:
     Secured by real estate -- nonresidential ..........         --         535          --          --         279
     Secured by real estate -- multifamily .............         --          --         114          --          10
     Construction ......................................         --          --          --          --          --
     Business ..........................................         68          --          --          --          --
                                                            -------     -------     -------     -------     -------
          Total commercial .............................         68         535         114          --         289
                                                            -------     -------     -------     -------     -------
  Consumer:
     Residential mortgage (one to four family) .........         --          --          --          25          52
     Other .............................................         82          15          20          24          34
                                                            -------     -------     -------     -------     -------
          Total consumer ...............................         82          15          20          49          86
                                                            -------     -------     -------     -------     -------
          Total recoveries .............................        150         550         134          49         375
                                                            -------     -------     -------     -------     -------
Balance at end of period ...............................    $34,550     $28,901     $19,503     $14,922     $12,142
                                                            =======     =======     =======     =======     =======
Allowance for loan losses to ending loans ..............       1.53%       1.50%       1.16%       1.00%       1.00%
Net charge-offs to average loans outstanding ...........       0.00        0.02        0.07        0.05        0.06

     During 2001, we increased the allowance for loan losses to $34.6 million from $28.9 million at December 31, 2000, an increase of $5.6 million, or 19.5%. This increase was due primarily to the continued growth of the commercial loan portfolio and the resulting increase in the risk profile inherent in the loan portfolio. This increased allowance resulted from a loan loss provision of $5.6 million and net recoveries of $29,000 during the year.

     During 2000, we increased the allowance for loan losses to $28.9 million from $19.5 million at December 31, 1999, an increase of $9.4 million, or 48.2%. This increase was due primarily to the continued growth of the commercial loan portfolio and the resulting increase in the risk profile inherent in the loan portfolio. This increased allowance resulted from a loan loss provision of $9.8 million and net charge-offs of $367,000 during the year.

     The following table presents an analysis of the allocation of our allowance for loan losses at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

                                                            AT DECEMBER 31,
                                     ----------------------------------------------------------
                                            2001                  2000               1999
                                     ------------------    ----------------    ----------------
                                       AMOUNT      %       AMOUNT      %       AMOUNT      %
                                     ---------  -------    -------  -------    -------   ------
                                                        (DOLLARS IN THOUSANDS)
Allocated:
Commercial:
  Secured by real estate --
    nonresidential...............    $  11,435    35.22%   $10,321    30.91%   $ 5,823    25.77%
  Secured by real estate --
    multifamily..................        6,087    29.86      4,572    26.61      2,919    25.11
  Construction...................        4,654     8.05      3,646     6.82      2,903     5.31
  Business.......................        4,401     7.21      2,788     5.14      1,259     3.52
                                     ---------  -------    -------  -------    -------   ------
        Total commercial.........       26,577    80.34     21,327    69.48     12,904    59.71
                                     ---------  -------    -------  -------    -------   ------
Consumer:
  Residential mortgage (one to
   four family)..................        2,187    18.96      2,930    29.68      1,709    39.45
  Other..........................          183     0.70        173     0.84        192     0.84
                                     ---------  -------    -------  -------    -------   ------
        Total consumer...........        2,370    19.66      3,103    30.52      1,901    40.29
                                     ---------  -------    -------  -------    -------   ------
Total allocated..................       28,947   100.00%    24,430   100.00%    14,805   100.00%
                                                =======             =======              ======
Unallocated......................        5,603               4,471               4,698
                                     ---------             -------             -------
Total allowance for loan losses..    $  34,550             $28,901             $19,503
                                     =========             =======             =======

                                                  AT DECEMBER 31,
                                     ----------------------------------------
                                            1998                  1997
                                     ------------------    ------------------
                                     AMOUNT        %       AMOUNT        %
                                     --------   -------    --------   -------
                                                (DOLLARS IN THOUSANDS)
Allocated:
Commercial:
  Secured by real estate --
    nonresidential...............    $  2,847     15.39%   $  1,919      9.51%
  Secured by real estate --
    multifamily..................       2,237     23.26       2,130     27.97
  Construction...................       1,547      4.12         508      2.19
  Business.......................         837      3.10         572      1.74
                                     --------   -------    --------   -------
        Total commercial.........       7,468     45.87       5,129     41.41
                                     --------   -------    --------   -------
Consumer:
  Residential mortgage (one to
   four family)..................       2,184     53.01       1,982     56.98
  Other..........................         276      1.12         493      1.61
                                     --------   -------    --------   -------
        Total consumer...........       2,460     54.13       2,475     58.59
                                     --------   -------    --------   -------
Total allocated..................       9,928    100.00%      7,604    100.00%
                                                =======               =======
Unallocated......................       4,994                 4,538
                                     --------              --------
Total allowance for loan losses..    $ 14,922              $ 12,142
                                     ========              ========







      Securities. The following table presents our securities portfolio at the dates indicated:

                                                                                    AT DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                            2001                          2000                           1999
                                                   -----------------------     -----------------------     -----------------------
                                                   AMORTIZED       MARKET      AMORTIZED       MARKET      AMORTIZED       MARKET
                                                     COST          VALUE         COST           VALUE        COST           VALUE
                                                   ---------      --------     ---------      --------     ---------      --------
                                                                               (DOLLARS IN THOUSANDS)
Investment securities available for sale:
  Trust Preferred Securities .................      $100,327      $ 89,929      $101,149      $ 82,670      $103,182      $ 91,270
  Federal Agency Notes .......................        36,507        36,378            --            --            --            --
  Asset-backed Securities ....................        12,018        12,012            --            --            --            --
                                                    --------      --------      --------      --------      --------      --------
          Total ..............................      $148,852      $138,319      $101,149      $ 82,670      $103,182      $ 91,270
                                                    ========      ========      ========      ========      ========      ========
Mortgage-backed securities available for sale:

  GNMA .......................................      $145,091      $145,395      $ 92,353      $ 91,737      $102,417      $ 97,399
  FNMA .......................................       206,902       206,777        91,426        89,210        72,698        69,067
  FHLMC ......................................        47,747        46,928            --            --            --            --
  Other ......................................         4,504         4,502        63,672        62,537        73,295        70,719
                                                    --------      --------      --------      --------      --------      --------
          Total ..............................      $404,244      $403,602      $247,451      $243,484      $248,410      $237,185
                                                    ========      ========      ========      ========      ========      ========
Investment securities held to
  maturity:
  Municipals .................................      $ 50,444      $ 49,667      $ 43,648      $ 43,097      $ 43,633      $ 39,250
                                                    ========      ========      ========      ========      ========      ========
Mortgage-backed securities held to
  maturity:
  FNMA .......................................      $     --      $     --      $ 80,662      $ 77,576      $ 91,307      $ 86,395
  FHLMC ......................................            --            --        35,725        34,257        41,848        39,560
  Other ......................................         1,028         1,028         1,051         1,051         7,118         6,790
                                                    --------      --------      --------      --------      --------      --------
          Total ..............................      $  1,028      $  1,028      $117,438      $112,884      $140,273      $132,745
                                                    ========      ========      ========      ========      ========      ========
          Total securities ...................      $604,568      $592,616      $509,686      $482,135      $535,498      $500,450
                                                    ========      ========      ========      ========      ========      ========

     At December 31, 2001, the carrying value of the securities was $604.6 million and the market value was $592.6 million. At December 31, 2000, the carrying value of the securities was $509.7 million and the market value was $482.1 million. At December 31, 2001, the total unrealized loss on securities was $12.0 million. Of this total, $11.2 million relates to securities which are available for sale. The unrealized $11.2 million loss, net of tax of $4.7 million is included as a reduction of stockholders' equity. The $777,000 difference between the carrying value and market value of securities which are held to maturity has not been recognized in the financial statements as of December 31, 2001. The unrealized losses are the result of movements in market interest rates.

      The following table presents the carrying value, weighted average yields and contractual maturities of our securities at December 31, 2001:

                                                                          AT DECEMBER 31, 2001
                                           --------------------------------------------------------------------------
                                                                      AFTER ONE YEAR            AFTER FIVE YEARS
                                                                         THROUGH                     THROUGH
                                              WITHIN ONE YEAR           FIVE YEARS                  TEN YEARS
                                           ---------------------  -----------------------    ----------------------
                                             BOOK      WEIGHTED      BOOK       WEIGHTED        BOOK      WEIGHTED
                                           CARRYING     AVERAGE    CARRYING      AVERAGE      CARRYING     AVERAGE
                                             VALUE       YIELD       VALUE        YIELD         VALUE       YIELD
                                           ---------  ----------  ----------   ----------    ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
Investment securities available
 for sale:
 Trust Preferred Securities ........       $  --         --%      $     --         --%       $     --         --%
  Federal Agency Notes .............          --         --         19,906       4.35          16,472       5.78
  Asset-backed Securities ..........          --         --             --         --          11,012       2.51
  Other ............................          --         --             --         --              --         --
                                           -----                  --------                   --------
        Total ......................          --         --         19,906       4.35          27,484       4.47
                                           -----                  --------                   --------
Mortgage-backed securities
 available for sale:
 GNMA ..............................          --         --             --         --              --         --
 FNMA ..............................          --         --            638       4.81%             --         --
 FHLMC .............................          --         --             --         --              --         --
 Other .............................          --         --             --         --              --         --
                                           -----                  --------                   --------
       Total .......................          --         --            638       4.81%             --         --
                                           -----                  --------                   --------
Investment securities held to
 maturity:
 Municipals ........................          --         --             --         --              --         --
                                           -----                  --------                   --------
Mortgage-backed securities held
 to maturity:
 Other mortgage-backed securities ..          44       7.79             23       7.38              --         --
                                           -----                  --------                   --------
       Total .......................          44       7.79             23       7.38              --         --
                                           -----                  --------                   --------
       Total securities ............       $  44       7.79       $ 20,567       4.37        $ 27,484       4.47
                                           =====                  ========                   ========


                                                          AT DECEMBER 31, 2001
                                           ------------------------------------------------


                                              AFTER TEN YEARS                  TOTAL
                                           ---------------------      ---------------------
                                             BOOK       WEIGHTED         BOOK      WEIGHTED
                                           CARRYING     AVERAGE        CARRYING    AVERAGE
                                             VALUE       YIELD           VALUE      YIELD
                                           ---------    --------      ----------   --------
                                                         (DOLLARS IN THOUSANDS)
Investment securities available
 for sale:
 Trust Preferred Securities ........       $ 89,929       8.84%       $ 89,929       8.84%
  Federal Agency Notes .............             --         --          36,378       5.00
  Asset-backed Securities ..........          1,000       2.59          12,012       2.52
  Other ............................             --         --              --         --
                                           --------                   --------
        Total ......................         90,929       8.77         138,319       7.28
                                           --------                   --------
Mortgage-backed securities
 available for sale:
 GNMA ..............................        145,395       6.57         145,395       6.57
 FNMA ..............................        206,139       5.68         206,777       5.67
 FHLMC .............................         46,928       3.72          46,928       3.72
 Other .............................          4,502       6.15           4,502       6.15
                                           --------                   --------
       Total .......................        402,964       5.77         403,602       5.77
                                           --------                   --------
Investment securities held to
 maturity:
 Municipals ........................         50,444       5.03          50,444       5.03
                                           --------                   --------
Mortgage-backed securities held
 to maturity:
 Other mortgage-backed securities ..            961       7.66           1,028       7.66
                                           --------                   --------
       Total .......................            961       7.66           1,028       7.66
                                           --------                   --------
       Total securities ............       $545,298       6.21        $593,393       6.06
                                           ========                   ========

     Deposits. Deposits have traditionally been our primary source of funds to use in lending and investment activities. At December 31, 2001, 64.4% of our deposits were time deposits, 18.3% were savings accounts and 17.3% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2000, 69.4% of our deposits were time deposits, 16.9% were savings accounts and 13.7% were NOW, demand deposit and money market accounts.

     Core deposits increased 38.7% to $877.1 million at the end of 2001 compared to $632.3 million for the year ended December 31, 2000. This growth in core deposits resulted primarily from the Bank's continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. Time deposits increased 11.0% to $1.59 billion at December 31, 2001 from $1.43 billion at December 31, 2000, also as a result of expansion into the Bank's retail niche market. Total deposits increased 19.5% to $2.47 billion at December 31, 2001 from $2.06 billion at December 31, 2000.

     We obtain our deposits primarily from the communities we serve. No material portion of our deposits are from or are dependent upon any one person or industry. At December 31, 2001, less than 2% of our deposits were held by customers located outside of the United States. Additionally, at that date the 100 depositors with the largest aggregate average deposit balances made up less than 15% of our total deposits. Our business is not seasonal in nature. We accept deposits over $100,000 from customers. Included in the figure for time deposits at December 31, 2001 is $717.3 million of deposits of $100,000 or greater, compared to $579.8 million at December 31, 2000. Such deposits make up 29.1% of total deposits at December 31, 2001, compared to 28.1% at December 31, 2000. At December 31, 2001 and 2000, we did not have any brokered deposits.

     Our average cost of deposits during 2001 was 3.88% as compared to 4.31% for 2000 and 3.80% for 1999. At December 31, 2000, our average interest rate paid on deposits was 4.75%.

     Core deposits increased 38.0% to $632.3 million at the end of 2000 compared to $458.1 million for the year ended December 31, 1999. This growth in core deposits resulted primarily from the Bank's continued focus on developing new commercial relationships and further expansion into the Bank's retail niche market, the ethnic Chinese community. Time deposits increased 17.5% to $1.43 billion at December 31, 2000 from $1.22 billion at December 31, 1999, also as a result of expansion into the Bank's retail niche market. Total deposits increased 23.1% to $2.06 billion at December 31, 2000 from $1.68 billion at December 31, 1999.

     The following table presents the time to maturity of the time deposit accounts at December 31, 2001:

MATURITY PERIOD                                             AMOUNT
---------------                                      ----------------------
                                                     (DOLLARS IN THOUSANDS)
Within one year ..................................        $1,494,069
One through three years ..........................            94,383
Thereafter .......................................               627
                                                          ----------
                                                          $1,589,079
                                                          ==========

     At December 31, 2001, the Bank had $717.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

MATURITY PERIOD                                             AMOUNT
---------------                                      ----------------------
                                                     (DOLLARS IN THOUSANDS)
Three months or less .............................         $265,085
Over 3 through 6 months ..........................          169,757
Over 6 through 12 months .........................          225,417
Over 12 months ...................................           57,066
                                                           --------
          Total ..................................         $717,325
                                                           ========

      Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank ("FHLB") of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At December 31, 2001, we had $238.0 million of advances outstanding and $258.0 million outstanding at December 31, 2000. At December 31, 2001, we had $695.7 million of additional FHLB borrowings we could utilize.

      Included in the $238.0 million of FHLB advances as of December 31, 2001 were $5.0 million of fixed-rate advances for two years and $17.0 million of fixed-rate advances for ten years. An additional $216.0 million of the advances had ten-year terms but contained provisions that the FHLB could, at their option, terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates.

      In December of 1998, the Bank entered into the Treasury Investment Program with the Federal Reserve Bank of San Francisco ("FRB"). This borrowing line allowed the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needed the funds. This borrowing line had to be fully collateralized at all times. In March of 2001, the Bank discontinued its participation in the Treasury Investment Program.

     Liquidity and Capital Resources. As a financial institution, we must maintain sufficient levels of liquid assets at all times to meet our cash flow needs. These liquid assets ensure that we have the cash available to pay out deposit withdrawals, meet the credit needs of our customers and be able to take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits we have with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.

     At December 31, 2001, we had $1.49 billion of certificates of deposit scheduled to mature within one year. We believe that our liquidity resources will provide us with sufficient amounts of cash necessary to meet these commitments.

     Our liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. We review our liquidity position regularly in light of our expected growth in loans and deposits. We believe that we maintain adequate sources of liquidity to meet our needs.

     At December 31, 2001, both the Company and the Bank met all of their regulatory capital requirements with risk-based capital ratios of 11.24% and 10.91%, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss of income from adverse changes in prices and rates that are set by the market. We are at risk of changes in interest rates that affect the income we receive on lending and investment activities, as well as the costs associated with our deposits and borrowings. A sudden and substantial change in interest rates may affect our earnings if the rates of interest we earn on our loans and investments do not change at the same speed, to the same extent or on the same basis as the interest rates we pay on our deposits and borrowings. We make it a high priority to actively monitor and manage our exposure to interest rate risk.

     We accomplish this by first evaluating the interest rate risk that is inherent in the makeup of our assets and liabilities. Then we consider our business strategy, current operating environment, capital and liquidity requirements, as well as our current performance objectives, and determine an appropriate level of risk. Our Board of Directors has adopted guidelines within which we manage our interest rate risk, trying to minimize to the extent practical our vulnerability to changes in interest rates.

     Our Board of Directors reviews our interest rate risk exposure quarterly. Our Board of Directors has appointed an Asset/Liability Committee which includes certain senior management that is responsible for working with the Board of Directors to establish strategies to manage interest rate risk and to evaluate the effectiveness of these strategies. The Committee also projects the effect that changes in interest rates will have on our net portfolio value ("NPV") and whether such effects are within the limits set by the Board.

     We also monitor our interest rate sensitivity through the use of a model which estimates the change in our NPV in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of our assets, less the current market value of our liabilities, plus or minus the current value of off-balance-sheet items. We estimate current market values through analysis of cash flows. The change in NPV measures our vulnerability to changes in interest rates by estimating the change in the market value of our assets, liabilities and off-balance-sheet items as a result of an instantaneous change in the general level of interest rates.

     As market interest rates decrease, the average maturities of our loans and investment securities shorten due to quicker prepayments, causing a relatively moderate increase in their value. Our deposit accounts have only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increase.

     As market interest rates rise, the average maturities of our loans and securities lengthen as prepayments decrease. As market interest rates fall, conversely, the average maturities of our loans and securities shorten as prepayments increase. The value of our deposits increases slowly in a rising rate environment due to the concentration of time deposits in our deposit base which have terms of one year or less.

     We use certain derivative financial instruments, such as interest rate swaps, caps, and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet.

     The following table lists the percentage change in our net portfolio value assuming an immediate change in interest rates of plus or minus up to 200 basis points from the level at December 31, 2001. All loans and investments presented in this table are classified as held to maturity or available for sale. We had no trading securities at that date.

                                                                             NET PORTFOLIO VALUE
                                                                    --------------------------------------
CHANGE IN INTEREST RATES IN BASIS POINTS (RATE SHOCK)               AMOUNT         $ CHANGE       % CHANGE
-----------------------------------------------------               ------         --------       --------
                                                                            (DOLLARS IN THOUSANDS)
200 ........................................................       $310,107        $(67,573)       -17.89%
100 ........................................................        351,964         (25,716)        -6.81
0 ..........................................................        377,679              --            --
(100) ......................................................        405,250          27,570          7.30
(200) ......................................................        393,271          15,592          4.13

     The NPV model we use has some shortcomings. We have to make certain assumptions that may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of our interest rate sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of the Bank's exposure to interest rate risk, we cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          [PRICEWATERHOUSECOOPERS LOGO]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of UCBH Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of UCBH Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Francisco, California
January 29, 2002

                               UCBH HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                    DECEMBER 31,
                                                                                             --------------------------
                                                                                                 2001           2000
                                                                                             -----------    -----------
                                                       ASSETS

Cash and due from banks ..................................................................   $    32,606    $    37,743
Federal funds sold .......................................................................            --            470
Investment and mortgage-backed securities available for sale, at fair value ..............       541,921        326,154
Investment and mortgage-backed securities at cost (fair value $50,695 at December 31,
  2001 and $155,981 at December 31, 2000) ................................................        51,472        161,086
Federal Home Loan Bank stock .............................................................        22,989         20,517
Loans ....................................................................................     2,264,303      1,931,822
Allowance for loan losses ................................................................       (34,550)       (28,901)
                                                                                             -----------    -----------
Net loans ................................................................................     2,229,753      1,902,921
                                                                                             -----------    -----------
Accrued interest receivable ..............................................................        16,593         16,913
Premises and equipment, net ..............................................................        19,669         20,175
Other assets .............................................................................        17,040         16,140
                                                                                             -----------    -----------
          Total assets ...................................................................   $ 2,932,043    $ 2,502,119
                                                                                             ===========    ===========

                                                 LIABILITIES

Deposits .................................................................................   $ 2,466,152    $ 2,064,019
Borrowings ...............................................................................       238,000        260,558
Guaranteed preferred beneficial interests in junior subordinated debentures ..............        36,000         30,000
Accrued interest payable .................................................................         4,080          5,148
Other liabilities ........................................................................        13,687          8,749
                                                                                             -----------    -----------
          Total liabilities ..............................................................     2,757,919      2,368,474
                                                                                             -----------    -----------
Commitments and contingencies ............................................................            --             --

                                             STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding            --             --
Common stock, $.01 par value, authorized 90,000,000 shares at December 31, 2001 and 25,000,000 shares at December 31, 2000, shares issued and outstanding 19,359,282
  at December 31, 2001 and 18,749,608 at December 31, 2000 ...............................           194             94
Additional paid-in capital ...............................................................        66,685         60,366
Accumulated other comprehensive income (loss) ............................................        (6,481)       (13,019)
Retained earnings -- substantially restricted ............................................       113,726         86,204
                                                                                             -----------    -----------
          Total stockholders' equity .....................................................       174,124        133,645
                                                                                             ===========    ===========
          Total liabilities and stockholders' equity .....................................   $ 2,932,043    $ 2,502,119
                                                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                       2001       2000       1999
                                                                                     --------   --------   --------
Interest income:
  Loans ..........................................................................   $164,328   $152,494   $123,705
  Funds sold and securities purchased under agreements to resell .................      1,101         52         23
  Investment and mortgage-backed securities ......................................     37,358     34,142     34,955
                                                                                     --------   --------   --------
          Total interest income ..................................................    202,787    186,688    158,683
                                                                                     --------   --------   --------
Interest expense:
     Deposits ....................................................................     87,435     77,003     61,955
     Short-term borrowings .......................................................        972     10,947     10,390
     Guaranteed preferred beneficial interests in junior subordinated debentures .      2,844      2,812      2,812
     Long-term borrowings ........................................................     13,079     12,942     12,812
                                                                                     --------   --------   --------
          Total interest expense .................................................    104,330    103,704     87,969
                                                                                     --------   --------   --------
          Net interest income ....................................................     98,457     82,984     70,714
Provision for loan losses ........................................................      5,620      9,765      5,645
                                                                                     --------   --------   --------
          Net interest income after provision for loan losses ....................     92,837     73,219     65,069
                                                                                     --------   --------   --------
Noninterest income:
  Commercial banking fees ........................................................      3,324      2,515      2,071
  Service charges on deposits ....................................................      1,342      1,000        840
  Gain on sale of loans, securities and servicing rights .........................      2,047        993        784
  Miscellaneous income ...........................................................        192        243        380
                                                                                     --------   --------   --------
          Total noninterest income ...............................................      6,905      4,751      4,075
                                                                                     --------   --------   --------
Noninterest expense:
     Personnel ...................................................................     24,959     19,847     18,427
     Occupancy ...................................................................      5,303      4,939      4,885
     Data processing .............................................................      2,878      2,284      2,084
     Furniture and equipment .....................................................      2,723      2,350      2,119
     Professional fees and contracted services ...................................      3,848      2,297      2,240
     Deposit insurance ...........................................................        393        344        938
     Communication ...............................................................        593        491        425
     Foreclosed assets ...........................................................         11         80         80
     Miscellaneous expense .......................................................      8,588      7,467      6,000
                                                                                     --------   --------   --------
          Total noninterest expense ..............................................     49,296     40,099     37,198
                                                                                     --------   --------   --------
Income before taxes ..............................................................     50,446     37,871     31,946
Income tax expense ...............................................................     19,958     13,743     12,878
                                                                                     --------   --------   --------
          Net income .............................................................   $ 30,488   $ 24,128   $ 19,068
                                                                                     ========   ========   ========
Basic earnings per share .........................................................   $   1.60   $   1.29   $   1.02
                                                                                     ========   ========   ========
Diluted earnings per share .......................................................   $   1.53   $   1.24   $   1.01
                                                                                     ========   ========   ========
Dividends declared per share .....................................................   $   0.16   $   0.10   $     --
                                                                                     ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                            ACCUMULATED
                                                                               OTHER
                                            COMMON STOCK       ADDITIONAL  COMPREHENSIVE                  TOTAL
                                       ---------------------    PAID-IN       INCOME       RETAINED    STOCKHOLDERS'  COMPREHENSIVE
                                          SHARES     AMOUNT     CAPITAL      (LOSS)(1)     EARNINGS      EQUITY          INCOME
                                       -----------   -------   ----------  -------------   ---------   -------------  -------------
Balance at December 31, 1998 .......    18,666,666        93      59,443          (778)       44,880      103,638
  Net income .......................            --        --          --            --        19,068       19,068        $ 19,068
  Other comprehensive income (loss)
    net of tax(1) ..................            --        --          --       (12,641)           --      (12,641)        (12,641)
                                                                                                                         --------
  Comprehensive income .............            --        --          --            --            --           --        $  6,427
                                                                                                                         ========
  Other contributed capital ........            --        --          42            --            --           42
                                       -----------   -------    --------      --------     ---------    ---------
Balance at December 31, 1999 .......    18,666,666        93      59,485       (13,419)       63,948      110,107
                                       -----------   -------    --------      --------     ---------    ---------
  Net income .......................                                                          24,128       24,128        $ 24,128
  Other comprehensive income,
    net of tax(1) ..................            --        --          --           400            --          400             400
                                                                                                                         --------
  Comprehensive income .............            --        --          --            --            --           --        $ 24,528
                                                                                                                         ========
  Stock options exercised, including
    related tax benefit ............        82,942         1         881            --            --          882

  Cash dividend $0.10 per share ....            --        --          --            --        (1,872)      (1,872)
                                       -----------   -------    --------      --------     ---------    ---------
Balance at December 31, 2000 .......   $18,749,608   $    94    $ 60,366      $(13,019)    $  86,204    $ 133,645
                                       -----------   -------    --------      --------     ---------    ---------
  Net income .......................                                                          30,488       30,488        $ 30,488
  Other comprehensive income,
    net of tax(1) ..................            --        --          --         6,538            --        6,538           6,538
                                                                                                                         --------
  Comprehensive income .............            --        --          --            --            --           --        $ 37,026
                                                                                                                         ========
  Stock options exercised, including
    related tax benefit ............       609,674         6       6,413            --            --        6,419

  Cash dividend $0.16 per share ....            --        --          --            --        (2,966)      (2,966)
  Stock split ......................            --        94         (94)           --            --           --
                                       -----------   -------    --------      --------     ---------    ---------
Balance at December 31, 2001 .......   $19,359,282   $   194    $ 66,685      $ (6,481)    $ 113,726    $ 174,124
                                       ===========   =======    ========      ========     =========    =========

----------
(1) Accumulated Other Comprehensive Income includes after tax net unrealized gains (losses) on securities available for sale.



   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                              2001        2000         1999
                                                                           ---------    ---------    ---------
Operating activities:
  Net income ...........................................................   $  30,488    $  24,128    $  19,068
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Provision for loan losses .........................................       5,620        9,765        5,645
     Increase (decrease) in accrued interest receivable ................         320       (2,285)      (1,086)
     Depreciation and amortization of premises and equipment ...........       2,579        2,575        2,607
     (Increase) decrease in other assets ...............................       (6118)       1,209        1,663
     Increase (decrease) in other liabilities ..........................       6,378       (7,022)       5,943
     (Decrease) increase in accrued interest payable ...................      (1,068)       1,517        1,191
     Gain on sale of loans, securities and other assets ................      (2,047)        (993)        (784)
     Other, net ........................................................       1,772          940        2,731
                                                                           ---------    ---------    ---------
          Net cash provided by operating activities ....................      37,924       29,834       36,978
                                                                           ---------    ---------    ---------
Investing activities:
  Investments and mortgage-backed securities, available for sale:
     Principal payments and maturities .................................     174,489       29,771       40,035
     Purchases .........................................................    (309,879)      (4,872)      (6,012)
     Sales .............................................................     156,229        2,387           --
  Investments and mortgage-backed securities, held to maturity:
     Principal payments and maturities .................................       1,789       32,233       17,936
     Purchases .........................................................     (10,062)      (1,834)      (6,165)
  Loans originated and purchased, net of principal collections .........    (487,024)    (288,179)    (207,871)
  Proceeds from the sale of loans ......................................      44,880       16,991       11,258
  Purchases of premises and other equipment ............................      (1,731)      (1,440)      (1,031)
  Proceeds from the sale of other assets ...............................         190          996          187
                                                                           ---------    ---------    ---------
          Net cash used in investment activities .......................    (431,119)    (213,947)    (151,663)
                                                                           ---------    ---------    ---------
Financing activities:
  Net increase in demand deposits, NOW, money market and savings
    accounts ...........................................................     244,783      174,157       61,544
  Net increase (decrease) in time deposits .............................     157,350      213,714      (19,291)
  (Decrease) increase in long-term borrowings ..........................      (5,000)       5,000           --
  (Decrease) increase in short-term borrowings .........................     (17,558)    (194,054)      81,612
  Proceeds from issuance of common stock ...............................       4,674          623           --
  Payment of cash dividend on common stock .............................      (2,661)      (1,403)          --
  Proceeds from issuance of guaranteed preferred beneficial interests in
    junior subordinated debentures .....................................       6,000           --           --
                                                                           ---------    ---------    ---------
          Net cash provided by financing activities ....................     387,588      198,037      123,865
                                                                           ---------    ---------    ---------
Net (decrease) increase in cash and cash equivalents ...................      (5,607)      13,924        9,180
Cash and cash equivalents at the beginning of the year .................      38,213       24,289       15,109
                                                                           ---------    ---------    ---------
Cash and cash equivalents at the end of the year .......................   $  32,606    $  38,213    $  24,289
                                                                           =========    =========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ...............................   $ 105,398    $ 102,187    $  86,778
  Cash paid during the year for income taxes ...........................      22,300       18,629        6,956
Supplemental schedule of noncash investing and financing activities:
  Loans transferred to foreclosed property .............................          48          382          115
  Securities transferred to held to maturity ...........................          --           --       43,624
  Loans securitized ....................................................     109,635       24,944           --
  Securities transferred to available for sale securities(1) ...........     116,387           --           --

----------------
(1) Such securities were transferred from held to maturity securities when SFAS No. 133 was adopted in 2001.

   The accompanying notes are an integral part of these financial statements.

                               UCBH HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

     UCBH Holdings, Inc. (the "Company") is a bank holding company that conducts its business through its principal subsidiary, United Commercial Bank ("United" or the "Bank"), a California state-chartered commercial bank. United offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California.

Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Substantially all loans are originated for portfolio and held for investment. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' consolidated financial statements to conform to the December 31, 2001 presentation.

     On April 11, 2001, the Company completed a 2-for-1 stock split. Accordingly, the financial statements for all years presented have been restated to reflect the impact of this stock split.

Risks and Uncertainties

     In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on a different basis, than its interest-earning assets. Incorporated into interest rate risk is prepayment risk. Prepayment risk is the risk associated with the prepayment of assets, and the write-off of premiums associated with those assets, if any, should interest rates fall significantly. Credit risk is the risk of default, primarily in the Company's loan portfolio that results from the borrowers' inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of securities, the value of collateral underlying loans receivable and the valuation of real estate owned.

     The Company is subject to the regulations of various governmental agencies. These regulations may change significantly and can restrict the growth of the Company and United as a result of capital requirements. The Company also undergoes periodic examinations by the regulatory agencies which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions. Such changes may result from the regulators' judgments based on information available to them at the time of their examination.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and noninterest-bearing deposits, federal funds sold and securities purchased under agreements to resell. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities when purchased of three months or less to be cash equivalents.

Securities Purchased Under Agreements to Resell

     The Company periodically purchases securities under agreements to resell (repurchase agreements). The amounts advanced under such agreements represent short-term loans. During the agreement period, the securities are maintained by the dealer under a written custodial agreement that explicitly recognizes the Company's interest in the securities.

Investment and Mortgage-backed Securities

     In accordance with Statement of Financial Accounting Standards No. 115 (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities," the Company has designated a portion of the investment and mortgage-backed securities portfolio as "held to maturity" securities. As such, this portion of the portfolio is carried at cost, adjusted for the amortization of premiums and accretion of discounts. Cost is determined on a specific identification basis. Inasmuch as the Company has the ability and intent to hold the "held to maturity" securities in its portfolio until maturity, the carrying value has not been adjusted to reflect decreases in market value from amortized cost, if any. Also in accordance with SFAS No. 115, the Company has designated a portion of the investment and mortgage-backed securities portfolio as "available for sale." Such securities are carried at fair value. Fair value is the quoted market price. Unrealized holding gains or losses for "available for sale" securities are excluded from earnings and reported in a separate component of stockholders' equity, net of tax. Premiums and discounts on investment and mortgage-backed securities are amortized against interest income, using the interest method, with the amortization period extending to the maturity date of the securities. Gains or losses on the sale of securities are recognized when sold. The Company does not maintain a trading account for securities.

Loans

     Loans are carried at the principal balance outstanding adjusted for the amortization of premiums and the accretion of discounts. Premiums and discounts are recognized as an adjustment of loan yield by the interest method based on the contractual term of the loans. Interest is accrued as earned.

     Loans are generally placed on nonaccrual status when the payments become 90 days past due, or earlier if, in management's opinion, the full and timely collection of principal or interest becomes uncertain. Any accrued and unpaid interest on such loans is reversed and charged against current income.

     The Company recognizes interest income on nonaccrual loans to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan.

     Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the loan yield over the contractual life of the loan. Amortization of deferred loan fees is discontinued on nonperforming loans.

     The Company considers a loan to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

     When evaluating loans for possible impairment, the Company makes an individual assessment for impairment when and while such loans are on nonaccrual status, or the loan has been restructured. When a loan has been identified as being impaired, the amount of impairment will be measured by the Company using discounted cash flows, except when it is determined that the primary remaining source of repayment for the loan is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated costs to sell, will be used in place of discounted cash flows. The Company does not apply the loan-by-loan evaluation process described above to large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, such as residential mortgage (one to four family) loans, home equity, and other consumer loans.

     If the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. The Company's charge-off policy with respect to impaired loans is similar to its charge-off policy for all loans. Specifically, loans are charged off in the month in which they are considered uncollectible.

Allowance for Loan Losses

     The allowance for loan losses is based on management's continuous evaluation of various factors affecting collectibility of the loan portfolio. These factors include, but are not limited to, changes in the composition of the portfolio, current and forecasted economic conditions, overall portfolio quality, review of specific problem loans, and historical loan loss experience. The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The allowance is increased by provisions charged to expense and reduced by loan losses, net of recoveries.

     The determination of the allowance for loan losses is based on estimates that are susceptible to changes in the economic environment and market conditions. Management believes that, as of December 31, 2001 and 2000, the allowance for loan losses is adequate based on information currently available. If the economy weakens in the Company's principal market areas, the Company's loan portfolios could be adversely affected and higher charge-offs and increases in nonperforming assets could result. Such an adverse impact could also require a larger allowance for loan losses and increased charge-offs.

Loan Servicing Assets

     Servicing assets consist of originated mortgage servicing rights and are included in other assets. These rights are recorded based on the relative fair values of the servicing rights and underlying loans and are amortized over the period of the related loan servicing income stream. The Company assesses servicing assets for impairment in accordance with the provisions of SFAS No.
140. For the years presented, servicing assets and the related amortization were not material.

Premises and Equipment

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are determined on a straight-line basis over the lesser of the estimated useful lives or the terms of the leases. Terms range from three to ten years for furniture, equipment, and computer software, and from forty to fifty years for premises.

Other Real Estate Owned ("OREO")

     Foreclosed assets (other real estate owned) consist of properties acquired through, or in lieu of, foreclosure and are carried at the lower of cost or fair value (less estimated selling costs), and are included in other assets. Cost includes the unpaid loan balance adjusted for applicable accrued interest, unamortized deferred loan fees and acquisition costs. In the event that the fair value (less estimated selling costs) is less than cost at the time of acquisition, the shortfall is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are reflected as charges to current operations.

Goodwill

     Goodwill balances included in other assets are not significant and are amortized over seven years.

Securities Sold Under Agreements to Repurchase

     The Company periodically enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financing. Accordingly, the securities underlying the agreements remain in the asset accounts and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Under some agreements, the dealers may sell, lend, or otherwise dispose of the securities to other parties and agree to resell to the Company substantially identical securities at the maturities of the agreements.

Interest Rate Cap and Swap Agreements

     The Company periodically enters into interest rate cap and swap agreements as a means of managing its interest rate exposure. The Company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, effective January 1, 2001. In accordance with provisions of SFAS No. 133, interest rate cap and swap agreements are recognized in the statement of financial position, measured at fair value. Changes in fair value of the derivatives are included in current period results of operations or in other comprehensive income.

Accounting for Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company provides a valuation allowance against net deferred tax assets to the extent that realization of the assets is not considered more likely than not. The Company and United file a consolidated federal income tax return and a combined California tax return.

Earnings Per Share

     In accordance with SFAS No. 128, "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), the Company computes basic EPS by dividing net income by the weighted average number of shares outstanding during the period. Diluted EPS considers the possible dilutive effect of instruments, such as convertible debt, convertible preferred stock, and stock options.

Transfers of Financial Assets

     The Company accounts for transfers of financial assets in accordance with SFAS No. 140, "Accounting for Transfers and Servicing Financial Assets and Extinguishment of Liabilities." SFAS No. 140 requires application of a financial component's approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also distinguishes transfers of financial assets that are sales from transfers of financial assets that are secured borrowings.

Segment Information

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company designates the internal organization that is used by management for making operating decision and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosure about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the consolidated results of operations or consolidated financial position as previously reported.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes.

     Implementation of SFAS No. 140 has not had a material effect on our financial position or results of operations.

Business Combinations

      In June 2001, the FASB issued SFAS No. 141 "Business Combinations"
("SFAS No. 141"). The standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001.

Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in a business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

    The provisions of the statement are required to be applied starting with fiscal years beginning after December 15, 2001. The statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangible assets recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle.

Accounting for the Impairement of Disposal of Long-Lived Assets

      SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     Implementation of SFAS No. 144 will not have a material impact on our financial position or results of operations.

3.   RESTRICTIONS ON CASH AND DUE FROM BANKS

     The Bank is required to maintain a percentage of its deposits as reserves either in cash or on deposit at the Federal Reserve Bank. As of December 31, 2001 and 2000, the reserve requirements were $0.6 million and $5.9 million, respectively.

4.   SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     Securities purchased under agreements to resell averaged $13.1 million during 2001. The maximum amount outstanding at any month end during 2001 was $42.0 million. There were no securities purchased under agreement to resell at December 31, 2001 or at any time during 2000.

5.   INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The amortized cost and approximate market value of investment securities and mortgage-backed securities classified as available for sale and held to maturity at December 31, 2001 and 2000 are shown below (dollars in thousands):

                                                                                                      2001
                                                                                   --------------------------------------------
                                                                                                 GROSS     GROSS
                                                                                  AMORTIZED   UNREALIZED UNREALIZED    MARKET
                                                                                     COST        GAINS     LOSSES       VALUE
                                                                                   --------     ------     -------     --------
Investment securities available for sale:
  Trust Preferred Securities ..................................................    $100,327        $--     $10,398     $ 89,929
  Federal Agency Notes ........................................................      36,507         68         197       36,378
  Asset-backed Securities .....................................................      12,018         22          28       12,012
                                                                                   --------     ------     -------     --------
          Total investment securities available for sale ......................    $148,852     $   90     $10,623     $138,319
                                                                                   --------     ------     -------     --------
Mortgage-backed securities available for sale:
  GNMA ........................................................................     145,091        427         123      145,395
  FNMA ........................................................................     206,902      2,303       2,428      206,777
  FHLMC .......................................................................      47,747         38         857       46,928
  Other .......................................................................       4,504         --           2        4,502
                                                                                   --------     ------     -------     --------
          Total mortgage-backed securities available for sale .................     404,244      2,768       3,410      403,602
                                                                                   --------     ------     -------     --------
          Total investment and mortgage-backed securities available for sale ..    $553,096     $2,858     $14,033     $541,921
                                                                                   ========     ======     =======     ========
Investment securities held to maturity:

  Municipal Securities ........................................................    $ 50,444     $   35     $   812     $ 49,667
                                                                                   --------     ------     -------     --------
Mortgage-backed securities held to maturity:
  Other .......................................................................       1,028         --          --        1,028
                                                                                   --------     ------     -------     --------
          Total investment and mortgage-backed securities held to maturity ....    $ 51,472     $   35     $   812     $ 50,695
                                                                                   ========     ======     =======     ========

                                                                                                      2000
                                                                                   --------------------------------------------
                                                                                                GROSS       GROSS
                                                                                  AMORTIZED   UNREALIZED  UNREALIZED    MARKET
                                                                                     COST       GAINS       LOSSES      VALUE
                                                                                   --------     ------     -------     --------
Investment securities available for sale:

  Trust Preferred Securities ..................................................    $101,149        $--     $18,479     $ 82,670
                                                                                   --------     ------     -------     --------
Mortgage-backed securities available for sale:
  GNMA ........................................................................      92,353         --         616       91,737
  FNMA ........................................................................      91,426         50       2,266       89,210
  Other .......................................................................      63,672         --       1,135       62,537
                                                                                   --------     ------     -------     --------
          Total mortgage-backed securities available for sale .................     247,451         50       4,017      243,484
                                                                                   --------     ------     -------     --------
          Total investment and mortgage-backed securities available for sale ..    $348,600     $   50     $22,496     $326,154
                                                                                   ========     ======     =======     ========
Investment securities held to maturity:

  Municipal Securities ........................................................    $ 43,648     $   19     $   570     $ 43,097
                                                                                   --------     ------     -------     --------
Mortgage-backed securities held to maturity:
  FNMA ........................................................................      80,662         --       3,086       77,576
  FHLMC .......................................................................      35,725         --       1,468       34,257
  Other .......................................................................       1,051         --          --        1,051
                                                                                   --------     ------     -------     --------
          Total mortgage-backed securities held to maturity ...................     117,438         --       4,554      112,884
                                                                                   --------     ------     -------     --------
          Total investment and mortgage-backed securities held to maturity ....    $161,086     $   19     $ 5,124     $155,981
                                                                                   ========     ======     =======     ========

     As of December 31, 2001, remaining maturities on investment and mortgage-backed securities classified as held to maturity and available for sale were as follows (dollars in thousands):

                                                                                                  2001
                                                                                          ---------------------
                                                                                         AMORTIZED      MARKET
                                                                                            COST         VALUE
                                                                                          --------     --------
         Available for sale:
           Investment securities available for sale:
              After one year through five years .....................................     $ 20,000     $ 19,906
              After five years through ten years ....................................       27,532       27,484
              After ten years .......................................................      101,320       90,929
                                                                                          --------     --------
                   Subtotal .........................................................      148,852      138,319
                                                                                          --------     --------
           Mortgage-backed securities available for sale:
              After one year through five years .....................................          640          638
              After ten years .......................................................      403,604      402,964
                                                                                          --------     --------
                   Subtotal .........................................................      404,244      403,602
                                                                                          --------     --------
                   Total investment and mortgage-backed securities available for sale     $553,096     $541,921
                                                                                          ========     ========
         Held to maturity:
           Investment securities held to maturity:

              After ten years .......................................................     $ 50,444     $ 49,667
                                                                                          --------     --------
            Mortgage-backed securities held to maturity:
              In one year or less ...................................................           44           44
              After one year through five years .....................................           23           23
              After ten years .......................................................          961          961
                                                                                          --------     --------
                   Total mortgage-backed securities held to maturity ................     $  1,028     $  1,028
                                                                                          --------     --------
                   Total investment and mortgage-backed securities held to maturity .     $ 51,472     $ 50,695
                                                                                          ========     ========

     Approximately $279.8 million and $346.7 million of investment and mortgage-backed securities have been pledged to secure contractual arrangements entered into by the Company at December 31, 2001 and 2000, respectively. Proceeds from the sale of available for sale securities during 2001 totaled $156.2 million, with gross realized gains of $602,000, and during 2000 totaled $2.4 million, with gross realized gains of $135,000.

     There were no mortgage-backed securities sold under agreements to repurchase as of December 31, 2001 or 2000 or at any time during 2001. When the Company enters into these transactions, the obligations generally mature within one year and generally represent agreements to repurchase the same securities.

6.   LOANS

     As of December 31, 2001 and 2000, the composition of the loan portfolio was as follows (dollars in thousands):

                                                       2001             2000
                                                   -----------      -----------
Commercial:
  Secured by real estate-nonresidential ......     $   798,882      $   597,981
  Secured by real estate-multifamily .........         677,271          514,697
  Construction ...............................         182,558          131,878
  Business ...................................         163,628           99,401
                                                   -----------      -----------
Total commercial loans .......................       1,822,339        1,343,957
                                                   -----------      -----------
Consumer:
  Residential mortgage (one to four family) ..         430,057          574,219
  Other ......................................          16,003           16,288
                                                   -----------      -----------
Total consumer loans .........................         446,060          590,507
                                                   -----------      -----------
Gross loans ..................................       2,268,399        1,934,464
Net deferred loan fees .......................          (4,096)          (2,642)
                                                   -----------      -----------
Loans ........................................       2,264,303        1,931,822
Allowance for loan losses ....................         (34,550)         (28,901)
                                                   -----------      -----------
Net loans ....................................     $ 2,229,753      $ 1,902,921
                                                   ===========      ===========

     As of December 31, 2001, loans at fixed interest rates amounted to $564.9 million, and loans at variable interest rates amounted to $1.70 billion. As of December 31, 2001, the portfolio above contained $1.49 billion of loans that were interest-rate sensitive within one year, $227.2 million from one to five years, $207.4 million from five to ten years, $207.7 million from ten to twenty years and $136.5 million over twenty years. Loans of approximately $991,000 and $2.5 million were on nonaccrual status at December 31, 2001 and 2000, respectively.

     As of December 31, 2001, residential mortgage (one to four family) and multifamily loans with a book value and market value of $1.01 billion were pledged to secure FHLB advances (see Note 9). The Company serviced real estate loans for others of $169.4 million and $53.7 million at December 31, 2001 and 2000, respectively. These loans are not included in the consolidated balance sheets. In connection therewith, the Company held trust funds of approximately $6.3 million and $1.7 million as of December 31, 2001 and 2000, respectively, all of which were segregated in separate accounts and included in the respective balance sheets. Some agreements with investors to whom the Company has sold loans have provisions which could require repurchase of loans under certain circumstances. Management does not believe that any such repurchases will be significant.

     The following table sets forth impaired loan disclosures as of and for the years ended December 31, 2001, 2000, and 1999 (dollars in thousands):

                                                                   2001        2000      1999
                                                                 -------     -------    ------
Impaired loans with an allowance ...........................     $    --     $    --    $   --
Impaired loans without an allowance ........................          --          --        --
                                                                 -------     -------    ------
          Total impaired loans .............................     $    --     $    --    $   --
                                                                 =======     =======    ======
Allowance for impaired loans under SFAS No. 114 ............     $    --     $    --    $   --
                                                                 =======     =======    ======
Interest income recognized on impaired loans during the year     $    --     $    --    $   69
                                                                 =======     =======    ======

     For the years ended December 31, 2001, 2000, and 1999, the activity in the allowance for loan losses was as follows (dollars in thousands):

                                           2001           2000           1999
                                         --------       --------       --------
Balance at beginning of year ......      $ 28,901       $ 19,503       $ 14,922
Provision for loan losses .........         5,620          9,765          5,645
Loans charged off .................          (121)          (917)        (1,198)
Recoveries ........................           150            550            134
                                         --------       --------       --------
Balance at end of year ............      $ 34,550       $ 28,901       $ 19,503
                                         ========       ========       ========

7.  PREMISES AND EQUIPMENT

     As of December 31, 2001, and 2000, premises and equipment were as follows (dollars in thousands):

                                                          2001            2000
                                                        --------       --------
Land and buildings ...............................      $ 20,346       $ 19,879
Leasehold improvements ...........................         9,350          8,941
Equipment, furniture and fixtures ................        12,090         11,349
                                                        --------       --------
                                                          41,786         40,169
Less accumulated depreciation and amortization ...       (22,117)       (19,994)
                                                        --------       --------
          Total ..................................      $ 19,669       $ 20,175
                                                        ========       ========

     Total depreciation and amortization expense was $2.6 million for years ended December 31, 2001, 2000, and 1999.

8.   DEPOSITS

     As of December 31, 2001 and 2000, deposit balances were as follows (dollars in thousands):

                                                      2001                          2000
                                            ------------------------      ------------------------
                                                            WEIGHTED                      WEIGHTED
                                                             AVERAGE                       AVERAGE
                                              BALANCE         RATE          BALANCE         RATE
                                            ----------        ----        ----------        ----
NOW, checking and money market accounts     $  427,338        1.19%       $  282,611        1.66%
Savings accounts ......................        449,735        1.41           349,679        2.30
Time deposits:
  Less than $100,000 ..................        871,754        3.62           851,913        5.72
  $100,000 or greater .................        717,325        3.80           579,816        6.32
                                            ----------                    ----------
  Total time deposits .................      1,589,079        3.70         1,431,729        5.97
                                            ----------                    ----------
          Total deposits ..............     $2,466,152        2.85        $2,064,019        4.75
                                            ==========                    ==========

     As of December 31, 2001, remaining maturities on time deposits were as follows (dollars in thousands):

2002 ........................................................         $1,494,069
2003 ........................................................             93,925
2004 ........................................................                458
2005 ........................................................                213
2006 ........................................................                180
Aggregate thereafter ........................................                234
                                                                      ----------
          Total .............................................         $1,589,079
                                                                      ==========

     For the years ended December 31, 2001, 2000, and 1999, interest expense on deposits was as follows (dollars in thousands):

                                                 2001        2000        1999
                                               --------    --------    --------
NOW, checking and money market accounts ....   $  5,080    $  3,144    $  2,498
Savings accounts ...........................      8,229       6,954       5,047
Time deposits ..............................     74,422      67,287      54,677
Less penalties for early withdrawal ........       (296)       (382)       (267)
                                               --------    --------    --------
          Total ............................   $ 87,435    $ 77,003    $ 61,955
                                               ========    ========    ========

9.   BORROWINGS

     For the years ended December 31, 2001 and 2000, the following short- and long-term borrowings were outstanding (dollars in thousands):

                                                             2001        2000
                                                           --------    --------
Short-term borrowings:
FHLB of San Francisco advances:
  Average balance outstanding ..........................   $ 18,768    $164,799
  Maximum amount outstanding at any month end period ...     39,177     239,000
  Balance outstanding at end of period .................      5,000      20,000
  Weighted average interest rate during the period .....       5.60%       6.32%
  Weighted average interest rate at end of period ......       6.52%       6.74%
  Weighted average remaining term to maturity at end of
     period (in years) .................................          1           0
FRB direct investment borrowings:
  Average balance outstanding ..........................   $    710    $  4,749
  Maximum amount outstanding at any month end period ...     10,000      10,000
  Balance outstanding at end of period .................         --       2,558
  Weighted average interest rate during the period .....       5.56%       5.81%
  Weighted average interest rate at end of period ......       0.00%       5.72%
Long-term borrowings:
  FHLB of San Francisco advances:
  Average balance outstanding ..........................   $237,171    $234,114
  Maximum amount outstanding at any month end period ...    238,000     238,000
  Balance outstanding at end of period .................    233,000     238,000
  Weighted average interest rate during the period .....       5.51%       5.53%
  Weighted average interest rate at end of period ......       5.44%       5.46%
  Weighted average remaining term to maturity at end of
     period (in years) .................................          6           7

     The Company maintains a secured credit facility with the FHLB of San Francisco against which the Company may take advances. The terms of this credit facility require the Company to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances. Included in the long-term borrowings were $216.0 million of advances maturing in 2008 with provisions which allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates. The advances were secured with mortgage-backed securities and loans. At December 31, 2001, credit availability under this facility was approximately $695.7 million.

     In December of 1998, the Bank entered into the Treasury Investment Program with the Federal Reserve Bank of San Francisco. This borrowing line allowed the Bank to utilize deposits made to the U.S. Treasury for federal tax payments until the Treasury needed the funds. This borrowing line had to be fully collateralized at all times. In March of 2001, the Bank discontinued its participation in the Treasury Investment Program.

10. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN JUNIOR SUBORDINATED DEBENTURES OF UCBH HOLDINGS, INC. (UCBH)

     The Company established special purpose trusts in 1998 and 2001 for the purpose of issuing Guaranteed Preferred Beneficial Interests in UCBH's Subordinated Debentures ("Capital Securities"). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available thereof. The obligations of UCBH under the guarantees and the Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH's subsidiaries. The table below summarizes the outstanding Capital Securities issued by each special purpose trust and the debentures issued by UCBH to each trust as of December 31, 2001.

                                                                  CAPITAL SECURITIES AND
                         CAPITAL SECURITIES                    JUNIOR SUBORDINATED DEBENTURES
                       -----------------------                ---------------------------------
                                                 PRINCIPAL                                        SEMI-ANNUAL INTEREST
                                                 BALANCE OF                        ANNUALIZED     PAYABLE/DISTRIBUTION
      TRUST NAME       ISSUANCE DATE    AMOUNT   DEBENTURES   STATED MATURITY      COUPON RATE           DATES
--------------------   -------------   -------    -------     ----------------    -------------   --------------------
                                                   (DOLLARS IN THOUSANDS)
UCBH Trust Co. .....   April 1998      $30,000    $30,928     May 1, 2008                 9.38%   May 1 and November 1
UCBH Capital Trust I   November 2001     6,000      6,186     December 8, 2031    LIBOR + 0.38%   June 8 and December 8

     The Junior Subordinated Debentures are not redeemable prior to May 1, 2005 for UCBH Trust Co. and December 8, 2006 for UCBH Capital Trust I unless certain events have occurred.

     The proceeds from the issuance of the Capital Securities were used primarily to provide additional capital for the Bank. Interest expense on the Capital Securities was $2.8 million for the years ended December 31, 2001, 2000, and 1999.

11.  STOCKHOLDERS' EQUITY AND REGULATORY CAPITAL REQUIREMENTS

     The Company and the Bank are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts are also subject to qualitative judgments by the regulators about components, weightings, and other factors.

     Qualitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I Capital (as defined in the regulations) to risk-weighed assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     As of December 31, 2001, the Bank was classified as a "well capitalized" institution under the regulatory framework for prompt corrective action. To be classified as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratio as set forth in the table. There are no conditions or events since December 31, 2001 that management believes have changed the institution's category.

     The Company's and the Bank's actual capital amounts and ratios are also presented in the following table (dollars in thousands):

                                                                                                             TO BE WELL
                                                                                                          CAPITALIZED UNDER
                                                                                     FOR CAPITAL          PROMPT CORRECTIVE
                                                              ACTUAL              ADEQUACY PURPOSES       ACTION PROVISIONS
                                                       --------------------      -------------------      -----------------
                                                        AMOUNT        RATIO       AMOUNT       RATIO       AMOUNT     RATIO
                                                       --------       -----      --------       ----      --------    -----
As of December 31, 2001
Total Capital (to risk-weighted assets)
  United Commercial Bank ..........................    $235,803       10.91%     $172,955       8.00%     $216,194    10.00%
  UCBH Holdings, Inc. .............................     243,664       11.24       173,402       8.00
Tier I Capital (to risk-weighted assets)
  United Commercial Bank ..........................    $208,686        9.65%     $ 86,477       4.00%     $129,716     6.00%
  UCBH Holdings, Inc. .............................     216,478        9.99        86,701       4.00
Tier I Capital (to average assets) (Leverage Ratio)
  United Commercial Bank ..........................    $208,686        7.26%     $114,906       4.00%     $143,632     5.00%
  UCBH Holdings, Inc. .............................     216,478        7.52       115,214       4.00

     The following is a reconciliation of capital under Generally Accepted Accounting Principles ("GAAP") with regulatory capital at December 31, 2001 (dollars in thousands):

                                                    TIER I CAPITAL                RISK-BASED CAPITAL
                                           -------------------------------  -------------------------------
                                               UNITED           UCBH            UNITED           UCBH
                                           COMMERCIAL BANK  HOLDINGS, INC.  COMMERCIAL BANK  HOLDINGS, INC.
                                           ---------------  --------------  ---------------  --------------
GAAP Capital .............................    $ 202,332       $ 174,124       $ 202,332       $ 174,124
Nonallowable components:
  Unrealized losses on securities
     available for sale ..................        6,481           6,481           6,481           6,481
  Goodwill ...............................          (23)            (23)            (23)            (23)
  Mortgage servicing rights - excess .....         (104)           (104)           (104)           (104)
Additional capital components:
  Guaranteed preferred beneficial
     interests in junior subordinated
     debentures ..........................           --          36,000              --          36,000
  Allowance for loan losses--
    limited to 1.25% of risk-based
    assets ...............................           --              --          27,117          27,186
                                              ---------       ---------       ---------       ---------
Regulatory capital .......................    $ 208,686       $ 216,478       $ 235,803       $ 243,664
                                              =========       =========       =========       =========

     The Company and United are prohibited by federal regulations from paying dividends if the payment would reduce their regulatory capital below certain minimum requirements. Following its offering in 1998, the Company commenced paying dividends in 2000. During 2000 and 2001, the Company declared dividends totaling $0.10 per share and $0.16 per share, respectively.

12.   EARNINGS PER SHARE

      The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share:

                                                             YEARS ENDED DECEMBER 31,
                                                               2001, 2000, AND 1999
                                                  ---------------------------------------------
                                                                                         PER
                                                     INCOME            SHARES           SHARE
                                                   (NUMERATOR)      (DENOMINATOR)       AMOUNT
                                                   -----------      -------------       ------
                                                                (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
 2001:
 Basic:
   Net income.................................      $    30,488        19,073,388        $1.60
 Effect of stock options......................               --           904,503
                                                    -----------      ------------
 Diluted:
   Net income.................................      $    30,488        19,977,891        $1.53
                                                    ===========      ============
 2000:
 Basic:
   Net income.................................      $    24,128        18,708,878        $1.29
 Effect of stock options......................               --           734,300
                                                    -----------      ------------
 Diluted:
   Net income.................................      $    24,128        19,443,178        $1.24
                                                    ===========      ============
 1999:
 Basic:
   Net income.................................      $    19,068        18,666,666        $1.02
 Effect of stock options......................               --           303,388
                                                    -----------      ------------
 Diluted:
   Net income.................................      $    19,068        18,970,054        $1.01
                                                    ===========      ============

13.  SEGMENT INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The adoption of SFAS No. 131 did not affect the consolidated results of operations or consolidated financial position as previously reported.

     The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business into two reportable segments: Consumer Banking and Commercial Banking. These segments serve California's consumers and businesses. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

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

     Following is segment information of the Company for the years ended December 31, 2001, 2000, and 1999:


                                                          COMMERCIAL     CONSUMER         TOTAL
                                                          ----------    ----------     ----------
                                                                   (DOLLARS IN MILLIONS)
2001
Net interest income (before provision for loan losses)    $   58,771    $   39,686     $   98,457
Segment net income ...................................        22,749         7,739         30,488
Segment total assets .................................     1,804,500     1,127,543      2,932,043

2000
Net interest income (before provision for loan losses)    $   36,465    $   46,519     $   82,984
Segment net income ...................................        12,111        12,017         24,128
Segment total assets .................................     1,333,256     1,168,863      2,502,119

1999
Net interest income (before provision for loan losses)    $   22,768    $   47,946     $   70,714
Segment net income ...................................         4,368        14,700         19,068
Segment total assets .................................       998,086     1,286,714      2,284,800

14.   EMPLOYEE BENEFIT PLANS

Stock Option Plan

      In May 1998, the Company adopted a Stock Option Plan ("Plan") which provides for the granting of stock options to eligible officers, employees and directors of the Company and United. The Plan was amended in April 1999 to increase the number of shares reserved to be issued pursuant to the Plan from 1,306,666 shares to 1,866,666, on a post-split basis. The Plan was amended in April 2001 to increase the number of shares reserved to be issued pursuant to the Plan from 1,866,666 shares to 3,733,332 shares, on a post-split basis.

        All of the options are exercisable for ten years following the option grant date and vest over a three-year period. The following table summarizes the stock option activity during the years ended December 31, 2001, and 2000.


                                                                    2001                                     2000
                                                         --------------------------------       --------------------------------
                                                           NUMBER             WEIGHTED           NUMBER            WEIGHTED
                                                             OF               AVERAGE              OF               AVERAGE
                                                           SHARES          EXERCISE PRICE         SHARES          EXERCISE PRICE
                                                         ---------         --------------       ---------         --------------
     Options outstanding, beginning of year ...          1,760,732          $     8.09          1,716,334           $     7.54
     Granted ..................................          1,633,550               24.62            203,000                12.54
     Canceled or expired ......................           (198,817)              21.86            (75,660)                8.17
     Exercised ................................           (609,674)               7.67            (82,942)                7.50
                                                         ---------                              ---------
     Options outstanding, end of year .........          2,585,791               17.57          1,760,732                 8.09
                                                         =========                               =========
     Shares exercisable end of year ...........            845,098                7.77            887,462                 7.57
     Weighted average fair value of options
       granted during the year ................                                  10.33                                    7.69
     Market value of stock at December 31, 2001
       and 2000 period end ....................                             $    28.44                              $    23.31

        For options outstanding at December 31, 2001, the range of exercise prices was as follows:


                                                                            WEIGHTED
                                      OPTIONS         WEIGHTED AVERAGE       AVERAGE            OPTIONS        WEIGHTED AVERAGE
           EXERCISE PRICE            OUTSTANDING       EXERCISE PRICE     REMAINING LIFE      EXERCISABLE       EXERCISE PRICE
           --------------            -----------      ----------------    --------------      -----------      ----------------
           $ 7.50 - $10.00              996,393          $   7.64              6.79              817,761          $   7.53
           $10.01 - $20.00              120,998             13.93              8.55               27,337             14.94
           $20.01 - $30.00            1,461,400             24.58              9.32                   --                --
           $30.01 - $31.05                7,000             31.05              9.53                   --                --
                                      ---------                                                 --------
            Total/Average             2,585,791             17.57              8.31              845,098              7.77
                                      =========                                                 ========

        In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This Statement establishes a new fair value based accounting method for stock-based compensation for plans and encourages, but does not require, employers to adopt the new method in place for the provisions of Accounting Principles Board ("APB") Release No. 25. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS No. 123 for all grants issued after 1994. The Company elected to apply the provisions of APB No. 25 in accounting for the employee stock plan described above. Accordingly, no compensation cost has been recognized for stock options granted under the Plan.

        If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the following table. The impact of outstanding nonvested stock options has been excluded from the pro forma calculation.


                                                    2001                2000
                                                 ----------         ----------
                                                     (DOLLARS IN THOUSANDS,
                                                    EXCEPT EARNINGS PER SHARE)
     Net income:
       As reported .....................         $   34,088         $   24,128
       Pro Forma .......................             28,074             24,044
     Basic earnings per share:
       As reported .....................               1.60               1.29
       Pro Forma .......................               1.47               1.29
     Diluted earnings per share:
       As reported .....................               1.53               1.24
       Pro Forma .......................               1.41               1.24

        These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted in 2001, 2000, and 1999:


                                                2001           2000          1999
                                               -----          -----          -----
     Dividend yield ..................          0.60%          1.30%          1.70%
     Volatility ......................         43.31%         35.16%         28.20%
     Risk-free interest rate .........          4.80%          6.30%          5.20%
     Expected lives (years) ..........           6.5            5.0            5.0

United Commercial Bank Savings Plus Plan

        The Bank has a 401(k) tax deferred savings plus plan ("401(k) Plan") under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the 401(k) Plan. The Bank matches the employees' contributions at a rate set by the Board of Directors. The Plan provides for employer contributions of 50 percent of employee contributions for employee participants whose annual compensation was less than $80,000 for 1999 and all employees for 2000 and 2001. For 1999, 2000 and 2001, employer contributions were limited to $2,000 per participant. The matching contribution vests ratably over the first five years of service.

        For the years ended December 31, 2001, 2000, and 1999, the Bank contributed $475,000, $433,000, and $392,000, respectively, to the 401(k) Plan.

15. FEDERAL AND STATE TAXES ON INCOME

        Following is a summary of the provision for taxes on income (dollars in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                             --------------------------------------------
                                               2001              2000             1999
                                             --------          --------          --------
     Current tax expense:
       Federal .....................         $ 24,450          $ 15,539          $  1,933
       State .......................            7,421             3,409             1,104
                                             --------          --------          --------
                                               31,871            18,948             3,037
                                             --------          --------          --------
     Deferred tax (benefit) expense:
       Federal .....................           (9,262)           (4,152)            8,288
       State .......................           (2,651)           (1,053)            1,553
                                             --------          --------          --------
                                              (11,913)           (5,205)            9,841
                                             --------          --------          --------
                                             $ 19,958          $ 13,743          $ 12,878
                                             ========          ========          ========

        Deferred tax liabilities (assets) are comprised of the following (dollars in thousands):


                                                                                      YEARS ENDED
                                                                                      DECEMBER 31,
                                                                               --------------------------
                                                                                 2001              2000
                                                                               --------          --------
     Deferred tax liabilities:
       Deferred loan fees ............................................         $  3,092          $  2,484
       FHLB dividends ................................................            2,866             2,539
       Purchase accounting adjustments ...............................               39                98
       Market value adjustments on certain loans and securities ......              831             7,925
       Other .........................................................              514               224
                                                                               --------          --------
                                                                                  7,342            13,270
                                                                               --------          --------
     Deferred tax assets:
       Loan and OREO loss allowances .................................          (12,034)           (9,559)
       Depreciation ..................................................             (999)             (594)
       Unrealized losses on securities available for sale ............           (4,693)           (9,427)
       State taxes ...................................................           (3,192)             (259)
       Compensation and benefits .....................................             (323)             (224)
       Other .........................................................             (224)             (135)
                                                                               --------          --------
                                                                                (21,465)          (20,198)
                                                                               --------          --------
     Net deferred tax assets .........................................         $(14,123)         $ (6,928)
                                                                               ========          ========

        The following table reconciles the statutory income tax rate to the consolidated effective income tax rate:


                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                               2001           2000           1999
                                                                               ----           ----           ----
     Federal income tax rate .........................................         35.0%          35.0%          35.0%
     State franchise tax rate, net of federal income tax effects .....          7.0            7.0            7.0
                                                                               ----           ----           ----
     Statutory income tax rate .......................................         42.0           42.0           42.0
                                                                               ----           ----           ----
     Increase (reduction) in tax rate resulting from:
       California and federal tax credits and incentives .............         (1.3)          (2.9)            --
       Tax exempt income .............................................         (1.3)          (1.6)          (2.3)
       Amortization of intangibles ...................................           --            0.1            0.1
       Other, net ....................................................          0.2           (1.3)           0.5
                                                                               ----           ----           ----
                                                                               39.6%          36.3%          40.3%
                                                                               ====           ====           ====

        The Company's assets and liabilities included the following amounts related to income taxes (dollars in thousands):


                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                              2001             2000
                                                            -------          -------
     Net deferred (asset) liability:
       Federal income tax .........................        $(11,851)         $(5,243)
       State franchise tax ........................          (2,272)          (1,685)
                                                           --------          -------
                                                            (14,123)          (6,928)
     (Prepaid income taxes) taxes payable .........           6,359           (1,482)
                                                           --------          -------
                                                           $ (7,764)         $(8,410)
                                                           ========          =======

        The years 1998 through 2000 remain open for Internal Revenue Service purposes and the years 1997 through 2000 remain open for California Franchise Tax Board purposes. The 2001 Federal and State tax returns have not yet been filed.

16. DERIVATIVE FINANCIAL INSTRUMENT AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

        The Company is a party to derivative financial instruments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company does not hold or issue financial instruments for trading purposes. Financial instruments in the normal course of business include commitments to extend and purchase credit, forward commitments to sell loans, letters of credit and interest-rate caps. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflects the extent of involvement the Company has in particular classes of financial instruments.

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest-rate swap and cap transactions and forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest-rate swap and cap agreements and forward commitments to sell loans through credit approvals, limits, and monitoring procedures. The Company does not require collateral or other security to support interest-rate swap transactions with credit risk.

        Contract or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of December 31, 2001 and 2000 are as follows (dollars in millions):


                                                                                            2001           2000
                                                                                           ------         ------
     Financial instruments whose contract amounts represent credit risk:
       Commitments to extend credit:
            Consumer (including residential mortgage) ............................         $ 26.1         $ 21.0
            Commercial (excluding construction) ..................................          220.6           91.1
            Construction .........................................................          182.7          170.8
            Letters of credit ....................................................           23.5            9.3
            Commitments to purchase securities ...................................           11.8             --
     Financial instruments whose notional or contract amounts exceed the amount of credit risk:
       Interest-rate cap and swap agreements .....................................         $   --         $185.0

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by inventories or by deposits held at the Company.

        In order to minimize the exposure arising from forward contracts, the Company enters into hedge options from time to time. Interest rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and agreed-upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The Company is a purchaser of interest rate caps and swaps. At December 31, 2001, no interest rate caps or swaps were outstanding. At December 31, 2000, the Company had LIBOR-based interest rate caps with a notional amount of $160.0 million outstanding and $25.0 million of interest rate swaps outstanding. For the year ended December 31, 2001, interest rate caps and swaps positively impacted net interest income by $118,000. For the year ended December 31, 2000, interest rate caps and swaps negatively impacted net interest income by $261,000.

17. CONCENTRATIONS OF CREDIT RISK

        The Company's loan activity is primarily with customers located throughout the State of California. Substantially all residential and commercial real estate loans are secured by properties located in the State of California and are originated at 80% loan-to-value or less. Management believes that the risk of significant losses in excess of underlying collateral value is low.

18. LEASE COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments

        The Company leases various premises and equipment under noncancellable operating leases, many of which contain renewal options and some of which contain escalation clauses.

        Future minimum rental payments, which do not include common area costs, due each year under existing operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2001, are payable as follows (dollars in thousands):

     2002 ..............................................         $ 3,808
     2003 ..............................................           3,352
     2004 ..............................................           2,214
     2005 ..............................................           1,845
     2006 ..............................................           1,437
     Aggregate thereafter ..............................           7,209
                                                                 -------
               Total minimum payments required .........         $19,865
                                                                 =======

        Rental expense was approximately $3.8 million, $3.6 million, and $3.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Contingent Liabilities

        The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company's operations or financial condition.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instrument," requires all entities to estimate the fair value of all financial instrument assets, liabilities, and off-balance-sheet transactions. Fair values are point-in-time estimates that can change significantly based on numerous factors. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 2001 and 2000, by application of the described methods and significant assumptions.

Cash and Short-term Investments

        For these short-term instruments, the carrying value of $32.6 million at December 31, 2001 and $38.2 million at December 31, 2000 is a reasonable estimate of fair value.

Investment and Mortgage-backed Securities

        The aggregate fair value of investment and mortgage-backed securities is $615.6 million at December 31, 2001 and $502.7 million at December 31, 2000. Fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Receivable

        The aggregate fair value of loans receivable is $2.35 billion at December 31, 2001 and $1.90 billion at December 31, 2000. Fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings at the same remaining maturities. In addition, the allowance for loan losses was considered a reasonable adjustment for credit risk for the entire portfolio.

Deposit Liabilities

        Fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The aggregate fair value of deposits is $2.50 billion at December 31, 2001 and $2.07 billion at December 31, 2000.

Federal Home Loan Bank Advances and Other Borrowings

        Fair value of Federal Home Loan Bank advances and other borrowings is estimated using the rates currently being offered for advances with similar remaining maturities. The aggregate fair value of Federal Home Loan Bank advances and other borrowings at December 31, 2001 was $239.1 million and $260.6 million at December 31, 2000.

Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures

        The fair value of the Company's junior subordinated debentures is estimated using market interest rates currently being offered for similar unrated debt instruments. The fair market value of the junior subordinated debentures was $33.2 million at December 31, 2001 and $25.6 million at December 31, 2000.

Interest Rate Cap and Swap Agreements

        The fair value of the cap and swap agreements used for hedging purposes is the estimated amount that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the cap counter parties. There were no cap or swap agreements as of December 31, 2001. The fair market value of cap and swap agreements was $226,000 at December 31, 2000.

Commitments to Extend Credit, Commitments to Purchase Loans, Securities Sold But Not Owned, and Options on Interest Rate Futures

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. For fixed-rate commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair values for securities sold but not owned and options on interest rate futures are based on quoted market prices or dealer quotes. The fair value of commitments to extend credit and commitments to purchase loans cannot be readily determined. There were no put or call options at December 31, 2001 or December 31, 2000.

20. PARENT COMPANY

        Condensed unconsolidated financial information of UCBH Holdings, Inc. is presented below.


                             CONDENSED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                                                         FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                      2001                2000
                                                                                    ---------          ---------
                                     ASSETS

Cash and due from banks ...................................................         $   3,155          $      70
Investment and mortgage-backed securities available for sale, at fair value                --                470
Investment in subsidiaries ................................................           202,331            157,890
Other assets ..............................................................             6,132              6,295
                                                                                    ---------          ---------
          Total assets ....................................................         $ 211,618          $ 164,725
                                                                                    =========          =========

                                   LIABILITIES

Accrued interest payable ..................................................         $     501          $     470
Other liabilities .........................................................               993                610
Junior subordinated debentures, payable to subsidiary trust ...............            36,000             30,000
                                                                                    ---------          ---------
          Total liabilities ...............................................            37,494             31,080
                                                                                    ---------          ---------

                              STOCKHOLDERS' EQUITY

Common stock ..............................................................               194                 94
Additional paid-in capital ................................................            66,685             60,366
Subsidiary's accumulated other comprehensive income .......................            (6,481)           (13,019)
Retained earnings .........................................................           113,726             86,204
                                                                                    ---------          ---------
          Total stockholders' equity ......................................           174,124            133,645
                                                                                    ---------          ---------
          Total liabilities and stockholders' equity ......................         $ 211,618          $ 164,725
                                                                                    =========          =========


                          CONDENSED STATEMENT OF INCOME
                             (DOLLARS IN THOUSANDS)


                                                                                        FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                           -------------------------------------------
                                                                             2001              2000             1999
                                                                           --------          --------         --------
                                     INCOME

Interest income on investment securities .........................         $     56          $     59         $     18
Dividends from subsidiary ........................................              800             5,600            3,100
Miscellaneous income .............................................               --                --               --
                                                                           --------          --------         --------
          Total income ...........................................              856             5,659            3,118
                                                                           --------          --------         --------

                                     EXPENSE

Interest expense on junior subordinated debentures ...............            2,845             2,812            2,812
Miscellaneous expense ............................................            2,562             1,878              878
                                                                           --------          --------         --------
          Total expense ..........................................            5,407             4,690            3,690
                                                                           --------          --------         --------
Income (loss) before taxes and equity in undistributed
  net income of subsidiary .......................................           (4,551)              969             (572)
Income tax benefit ...............................................            2,135             1,789            1,355
Equity in undistributed net income of subsidiary .................           32,904            21,370           18,285
                                                                           --------          --------         --------
          Net income .............................................         $ 30,488          $ 24,128         $ 19,068
                                                                           ========          ========         ========

                        CONDENSED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                             --------------------------------------------
                                                                               2001              2000              1999
                                                                             --------          --------          --------
                              OPERATING ACTIVITIES

Net income .........................................................         $ 30,488          $ 24,128          $ 19,068
  Adjustments to reconcile net income to
     net cash provided by (used for)
     operating activities:
     Equity in undistributed net income of subsidiary ..............          (32,904)          (21,370)          (18,285)
     Decrease (increase) in other assets ...........................              164            (2,050)           (1,623)
     Increase in accrued interest payable ..........................               31                --                --
     Increase (decrease) in other liabilities ......................            1,823               112              (160)
                                                                             --------          --------          --------
       Net cash used for operating activities ......................             (398)              820            (1,000)
                                                                             --------          --------          --------

                              INVESTING ACTIVITIES

Maturities of investments available for sale .......................               --                --             1,500
Capital contribution to subsidiary .................................           (5,000)               --                --
                                                                             --------          --------          --------
       Net cash provided by (used in) investing activities .........           (5,000)               --             1,500
                                                                             --------          --------          --------

                              FINANCING ACTIVITIES

Proceeds from issuance of common stock .............................            4,674               623                --
Proceeds from issuance of junior subordinated
   debentures, payable to
   subsidiary trust ................................................            6,000                --                --
Payment of cash dividend on common stock ...........................           (2,661)           (1,403)               --
                                                                             --------          --------          --------
       Net cash (used in) provided by financing activities .........            8,013              (780)               --
                                                                             --------          --------          --------
Net increase (decrease) in cash and cash equivalents ...............            2,615                40               500
Cash and cash equivalents beginning of year ........................              540               500                --
                                                                             --------          --------          --------
Cash and cash equivalents end of year ..............................         $  3,155          $    540          $    500
                                                                             ========          ========          ========


                       UNAUDITED SUPPLEMENTAL INFORMATION

UCBH HOLDINGS, INC.

Quarterly Condensed Consolidated Financial Information


                                                      2001 QUARTERS                                   2000 QUARTERS
                                       -------------------------------------------     -------------------------------------------
                                        FOURTH      THIRD       SECOND      FIRST      FOURTH       THIRD       SECOND      FIRST
                                       -------     -------     -------     -------     -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
     Interest income .............     $49,083     $51,315     $51,460     $50,929     $49,622     $48,174     $45,830     $43,062
     Interest expense ............      22,683      25,948      27,567      28,132      27,978      27,168      25,397      23,161
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Net interest income .........      26,400      25,367      23,893      22,797      21,644      21,006      20,433      19,901
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Provision for credit losses .       1,831       2,084         952         753       3,197       2,862       1,951       1,755
     Noninterest income ..........       2,098       1,853       1,688       1,266       1,339       1,231       1,149       1,032
     Noninterest expense .........      13,232      12,138      12,176      11,751      10,431      10,099       9,826       9,743
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Income before income taxes ..      13,436      12,998      12,453      11,559       9,355       9,276       9,805       9,435
     Income tax expense ..........       5,202       5,200       5,025       4,531       2,898       3,048       3,937       3,860
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Net income ..................     $ 8,234     $ 7,798     $ 7,428     $ 7,028     $ 6,457     $ 6,228     $ 5,868     $ 5,575
                                       =======     =======     =======     =======     =======     =======     =======     =======
     Net income per common share
       Basic net income ..........     $  0.43     $  0.41     $  0.39     $  0.37     $  0.34     $  0.33     $  0.32     $  0.30
       Diluted net income ........        0.41        0.39        0.37        0.36        0.33        0.32        0.30        0.29


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEMS 10.-12.

        The information required by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management will be included in and incorporated by reference to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)     The report of independent accountants and the consolidated financial statements of the Company are presented in Item 8.

        (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

        (3)     Exhibits:


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



Date:  January 31, 2002                        UCBH HOLDINGS, INC.


                                               By /s/ Jonathan H. Downing
                                                  -----------------------------
                                                  Jonathan H. Downing
                                                  Executive Vice President,
                                                  Chief Financial Officer,
                                                  Treasurer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Name                                                                                        Date
----                                                                                        ----
/s/ Thomas S. Wu                             Chairman, President,                           January 31, 2002
----------------------------------           Chief Executive Officer and Director
Thomas S. Wu                                 (principal executive officer)


/s/ Jonathan H. Downing                      Executive Vice President,                      January 31, 2002
----------------------------------           Chief Financial Officer,
Jonathan H. Downing                          Treasurer and Director
                                             (principal financial officer)


/s/ Sandra Go                                Senior Vice President and Controller           January 31, 2002
----------------------------------           (principal accounting officer)
Sandra Go


/s/ Li-Lin Ko                                Director                                       January 31, 2002
----------------------------------
Li-Lin Ko


/s/ Ronald S. McMeekin                       Director                                       January 31, 2002
----------------------------------
Ronald S. McMeekin


/s/ Dr. Godwin Wong                          Director                                       January 31, 2002
----------------------------------
Dr. Godwin Wong


/s/ Joseph S. Wu                             Director                                       January 31, 2002
----------------------------------
Joseph S. Wu