Form 10-Q
period 2002-03-31
UCBH HOLDINGS INC
filed 2002-04-26
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
OR
[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of April 25, 2002, the Registrant had 19,596,302 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1-3
	Notes to Consolidated Financial Statements	4-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16

SIGNATURES		17

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At March 31,	At December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$45,895	$32,606
Federal funds sold	8,000	—
Investment and mortgage-backed securities available for sale, at fair value	609,451	541,921
Investment and mortgage-backed securities, at cost (fair value $54,700 at March 31, 2002 and $50,695 at December 31, 2001)	55,734	51,472
Federal Home Loan Bank Stock	23,388	22,989
Loans	2,288,170	2,264,303
Allowance for loan losses	(35,147)	(34,550)

Net loans	2,253,023	2,229,753

Accrued interest receivable	16,331	16,593
Premises and equipment, net	19,361	19,669
Other assets	24,581	17,040

Total assets	$3,055,764	$2,932,043

Liabilities
Deposits	$2,544,040	$2,466,152
Borrowings	258,000	238,000
Guaranteed preferred beneficial interests in junior subordinated debentures	46,000	36,000
Accrued interest payable	5,028	4,080
Other liabilities	20,795	13,687

Total liabilities	2,873,863	2,757,919

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 90,000,000 shares at March 31, 2002 and at December 31, 2001, shares issued and outstanding 19,492,676 at March 31, 2002 and 19,359,282 at December 31, 2001	195	194
Additional paid-in capital	68,868	66,685
Accumulated other comprehensive loss	(8,981)	(6,481)
Retained earnings-substantially restricted	121,819	113,726

Total stockholders’ equity	181,901	174,124

Total liabilities and stockholders’ equity	$3,055,764	$2,932,043

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended
	March 31,

	2002	2001

Interest income:
Loans	$38,005	$42,006
Funds sold and securities purchased under agreements to resell	25	152
Investment and mortgage-backed securities	9,352	8,771

Total interest income	47,382	50,929

Interest expense:
Deposits	15,401	23,761
Short-term borrowings	98	423
Guaranteed preferred beneficial interests in junior subordinated debentures	802	703
Long-term borrowings	3,309	3,245

Total interest expense	19,610	28,132

Net interest income	27,772	22,797
Provision for loan losses	887	753

Net interest income after provision for loan losses	26,885	22,044

Noninterest income:
Commercial banking fees	997	774
Service charges on deposits	371	250
Gain on sale of loans, securities and servicing rights	451	238
Miscellaneous income	100	4

Total noninterest income	1,919	1,266

Noninterest expense:
Personnel	7,564	6,389
Occupancy	1,338	1,267
Data processing	776	702
Furniture and equipment	637	636
Professional fees and contracted services	1,229	781
Deposit insurance	107	92
Communication	154	140
Miscellaneous expense	1,938	1,744

Total noninterest expense	13,743	11,751

Income before taxes	15,061	11,559
Income tax expense	5,993	4,531

Net income	$9,068	$7,028

Basic earnings per share	$0.47	$0.37

Diluted earnings per share	$0.45	$0.36

Dividends declared per share	$0.05	$0.04

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Three Months Ended
	March 31,

	2002	2001

Operating activities:
Net income	$9,068	$7,028
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	887	753
Decrease (increase) in accrued interest receivable	262	(144)
Depreciation and amortization of premises and equipment	637	650
(Increase) decrease in other assets	(5,837)	2,536
Increase (decrease) in other liabilities	8,031	(838)
Increase in accrued interest payable	948	168
Gain on sale of loans, securities and other assets	(451)	(238)
Other, net	432	401

Net cash provided by operating activities	13,977	10,316

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	49,727	18,667
Purchases	(127,988)	(38,050)
Sales	57,049	505
Called	13,334	—
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	68	6
Purchases	(4,438)	(250)
Loans originated and purchased, net of principal collections	(102,457)	(57,376)
Proceeds from the sale of loans	14,066	3,870
Purchases of premises and other equipment	(223)	(493)

Net cash used in investing activities	(100,862)	(73,121)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	88,240	58,728
Net (decrease) increase in time deposits	(10,352)	64,265
Net increase (decrease) in borrowings	20,000	(2,558)
Proceeds from issuance of common stock	1,060	725
Payment of cash dividend on common stock	(774)	(469)
Proceeds from issuance of guaranteed preferred beneficial interests in junior subordinated debentures	10,000	—

Net cash provided by financing activities	108,174	120,691

Net increase in cash and cash equivalents	21,289	57,886
Cash and cash equivalents at beginning of period	32,606	38,213

Cash and cash equivalents at end of period	$53,895	$96,099

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,662	$27,964
Cash paid during the period for income taxes	2,580	1,305
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed property	$—	$—
Securities transferred to available for sale securities(1)	—	116,387
Loans securitized	64,317	—

(1)	Such securities were transferred from held to maturity securities when SFAS No. 133 was adopted in 2001.

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Income for the three months ended March 31, 2002 and 2001, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 have been prepared by UCBH Holdings, Inc. (the “Company”) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Impact of Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for by a single method — the purchase method. SFAS No. 141 also specifies the criteria required for intangible assets be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. The Company does not have any goodwill or intangible assets acquired in business combinations completed before July 1, 2001. The Company does not expect adoption of SFAS No. 141 and 142 to have a material impact on the financial condition or operating results of the Company.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect adoption of SFAS No. 143 to have a material impact on the financial condition or operating results of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect adoption of SFAS No. 144 to have a material impact on the financial condition or operating results of the Company.

2. Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$9,068	19,449,056	$0.47	$7,028	18,807,088	$0.37
Dilutive potential common shares	—	861,343		—	931,368

Diluted:
Net income and assumed conversion	$9,068	20,310,399	$0.45	$7,028	19,738,456	$0.36

(1)	Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three months ended March 31, 2001 period presented have been restated to reflect the effect of the stock split.

3. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 2002, total comprehensive income was $6.6 million, a decrease of $3.5 million, compared to the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 was $9.1 million and unrealized losses on available-for-sale securities increased by $2.5 million. For the corresponding period of 2001, net income was $7.0 million and unrealized losses on available-for-sale securities decreased by $3.0 million.

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

     The table below presents information about the Company’s operating segments for the three months ended March 31, 2002 and 2001:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended
March 31, 2002:
Net interest income (before provision for loan losses)	$17,216	$10,556	$27,772
Segment net income	7,013	2,055	9,068
Segment total assets	1,906,175	1,149,589	3,055,764
March 31, 2001:
Net interest income (before provision for loan losses)	$12,216	$10,581	$22,797
Segment net income	4,896	2,132	7,028
Segment total assets	1,408,840	1,223,335	2,632,175

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include certain forward-looking statements based on current management expectations. The Company’s actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s wholly-owned subsidiary, United Commercial Bank’s (the “Bank”) loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s or Bank’s operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2002 and 2001 and financial condition at March 31, 2002 and at December 31, 2001. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of SBA loans, and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended March 31, 2002 increased by $2.0 million, or 29.0%, to $9.1 million, compared to $7.0 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended March 31, 2002 were 20.13% and 1.22%, respectively. This compares with annualized ROE and ROA ratios of 20.19% and 1.11%, respectively, for the three months ended March 31, 2001. The decrease in ROE results from increases in market valuations of our available for sale securities, which is recognized, net of tax, as other accumulated comprehensive loss in stockholders’ equity. The resulting efficiency ratios were 46.29% for the three months ended March 31, 2002 compared with 48.83% for the corresponding period of the preceding year. Diluted earnings per common share were $0.45 for the three months ended March 31, 2002 compared with $0.36 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $27.8 million for the three months ended March 31, 2002 represented a $5.0 million, or 21.8%, increase over net interest income of $22.8 million for the three months ended March 31, 2001. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 6.45% for the three months ended March 31, 2002 from 8.19% for the corresponding period of 2001, primarily due to the decrease in the prime rate for which our commercial loans are based. The average cost of deposits decreased to 2.48% for the three months ended March 31, 2002 from 4.57% for the three months ended March 31, 2001, primarily due to growth in core deposits and reductions in market interest rates. Interest on earning assets decreased $3.5 million to $47.4 million for the three months ended March 31, 2002, from $50.9 million for the three months ended March 31, 2001. This decrease resulted primarily from decreases in the prime rate on which our commercial loan interest rates are based, partially offset by a $451.6 million increase in interest-earning assets. This compares with a decrease of $8.5 million in interest expense, to $19.6 million for the three months ended March 31, 2002 from $28.1 million for the three months ended March 31, 2001. This decrease is primarily a result of reductions in market interest rates on interest-bearing deposits, partially offset by a $368.3 million increase in interest-bearing deposits.

     Average outstanding loans increased to $2.27 billion for the three months ended March 31, 2002 from $1.96 billion for the corresponding period of 2001, an increase of $309.7 million, or 15.8%, as a result of the Bank’s continued focus on commercial lending activities. Average commercial loans increased $477.0 million to $1.86 billion for the three months ended March 31, 2002, from $1.38 billion for the three months ended March 31, 2001 while average consumer loans decreased $167.3 million to $412.7 million for the three months ended March 31, 2002, from $580.0 million for the three months ended March 31, 2001, due to the Company’s emphasis on the origination of commercial loans and due to the internal securitization of loans discussed below. Average securities increased to $663.0 million for the three months ended March 31, 2002 from $515.2 million for the same period of 2001, an increase of $147.8 million, or 28.7%, primarily due to the internal securitization of $109.6 million of residential mortgage (one to four family) loans during 2001 and purchases net of repayments. Average interest-bearing deposits increased to $2.35 billion for the three months ended March 31, 2002 from $1.99 billion in the corresponding period of the prior year. Average noninterest-bearing deposits increased to $131.1 million for the three months ended March 31, 2002 from $94.0 million for the corresponding period of the prior year, representing an increase of $37.1 million, or 39.5%, as a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.82% for the three months ended March 31, 2002, up from 3.71% for the corresponding period of 2001. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio, a reduction in our consumer loan portfolio, and the significant increase in core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	March 31,	For the Three Months Ended			For the Three Months Ended
	2002	March 31, 2002			March 31, 2001

	(Dollars in Thousands)
			Interest			Interest
		Average	Income or	Average	Average	Income or	Average
	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost

Interest-earning assets:
Loans(1)	6.51%	$2,269,830	$38,005	6.70%	$1,960,111	$42,006	8.57%
Securities	5.85	662,944	9,352	5.64	515,166	8,771	6.81
Other	1.50	6,354	25	1.57	12,298	152	4.93

Total interest-earning assets	6.34	2,939,128	47,382	6.45	2,487,575	50,929	8.19
Noninterest-earning assets	—	42,085	—	—	38,164	—	—

Total assets	6.19	$2,981,214	$47,382	6.36	$2,525,739	$50,929	8.07

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	1.54	$328,674	$1,341	1.63	$187,899	$1,112	2.37
Savings accounts	1.27	467,048	1,571	1.35	355,295	2,111	2.38
Time deposits	3.01	1,558,366	12,489	3.21	1,442,636	20,538	5.69

Total deposits	2.45	2,354,088	15,401	2.62	1,985,830	23,761	4.79
Borrowings	5.34	255,737	3,407	5.33	263,713	3,668	5.56
Guaranteed preferred beneficial interests in junior subordinated debentures	8.11	36,667	802	8.75	30,000	703	9.38

Total interest-bearing liabilities	2.82	2,646,492	19,610	2.96	2,279,543	28,132	4.94

Noninterest-bearing deposits		131,102			94,005
Other noninterest-bearing liabilities		23,409			12,976
Stockholders’ equity		180,212			139,215

Total liabilities and stockholders’ equity		$2,981,214			$2,525,739

Net interest income/net interest rate spread(2)	3.52%		$27,772	3.49%		$22,797	3.25%

Net interest-earning assets/net interest margin(3)	3.78%	$292,636		3.78%	$208,033		3.67%

Ratio of interest-earning assets to interest-bearing liabilities	1.10x	1.11x			1.09x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

     The provision for loan losses of $887,000 for the three months ended March 31, 2002 was relatively consistent with the provision of $753,000 for the corresponding period of the preceding year. At March 31, 2002, the allowance for loan losses was $35.1 million. Net loan charge-offs were $290,000 for the three months ended March 31, 2002, compared with net loan recoveries of $29,000 for the corresponding period of 2001.

     Noninterest Income. Noninterest income for the three months ended March 31, 2002 was $1.9 million compared to $1.3 million for the corresponding quarter of 2001, an increase of $653,000, or 51.6%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans. Commercial banking fees increased 28.8% to $997,000 for the three months ended March 31, 2002 as compared to $774,000 for the corresponding period of 2001, as a result of increased commercial banking activities. Gain on sale of loans increased to $451,000 in the first quarter of 2002 from $238,000 in the first quarter of 2001 as a result of increased SBA loan sales.

     Noninterest Expense. Noninterest expense of $13.7 million for the three months ended March 31, 2002 increased $2.0 million, or 17.0%, compared with $11.8 million for the corresponding quarter of 2001. Personnel expenses increased to $7.6 million for the three months ended March 31, 2002, from $6.4 million for the corresponding period of 2001, an increase of $1.2 million, or 18.4%, primarily due to the additional staffing required to support continued growth of the Bank’s commercial banking business, the opening of the Asia Banking and International Divisions during the latter part of 2001, the opening of the Hong Kong Representative Office in the first quarter of 2002, and increased incentive accruals related to the loan and deposit growth.

     Provision for Income Taxes. The provision for income taxes was $6.0 million and $4.5 million on the income before taxes of $15.1 million and $11.6 million for the three months ended March 31, 2002 and 2001, respectively. The effective tax rate for the quarter ended March 31, 2002 was 39.79%, compared with 39.20% for the quarter ended March 31, 2001.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the first quarter of 2002. Total assets at March 31, 2002 were $3.06 billion, an increase of $123.7 million, or 4.2%, from $2.93 billion at December 31, 2001. The growth resulted primarily from increases in the loan portfolio and in securities and investments.

     During the three months ended March 31, 2002, total loans increased by $23.9 million, or 1.1%, to $2.29 billion, from $2.26 billion at December 31, 2001. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. Total commercial loans grew to $1.93 billion at March 31, 2002, from $1.82 billion at December 31, 2001. Residential mortgage (one to four family) loans decreased to $352.2 million at March 31, 2002 from $430.1 million at December 31, 2001, primarily due to principal repayments and a $64.3 million internal securitization of residential mortgage (one to four family) loans in the first quarter of 2002. New loan commitments of $291.2 million for the three months ended March 31, 2002 were comprised of $245.2 million of commercial loans and $45.9 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $665.2 million at March 31, 2002, an increase of $71.8 million, or 12.1%, from $593.4 million at December 31, 2001, as a result of the internal securitization of loans and purchases of additional securities for liquidity purposes.

     Total past due loans were 0.54% of total loans at March 31, 2002, compared with 0.64% at December 31, 2001. Nonperforming assets were $556,000, or 0.02%, of total assets at March 31, 2002, compared with nonperforming assets of $991,000, or 0.03%, of total assets at December 31, 2001. The allowance for loan losses was $35.1 million at March 31, 2002, an increase of $597,000 from $34.6 million at December 31, 2001. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the three months ended March 31, 2002 and increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At March 31, 2002		At December 31, 2001

	Amount	%	Amount	%

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$829,317	36.17%	$798,882	35.22%
Secured by real estate-multifamily	753,964	32.88	677,271	29.86
Construction	177,054	7.72	182,558	8.05
Commercial business	165,876	7.24	163,628	7.21

Total commercial loans	1,926,211	84.01	1,822,339	80.34

Consumer:
Residential mortgage (one to four family)	352,166	15.36	430,057	18.96
Other	14,466	0.63	16,003	0.70

Total consumer loans	366,622	15.99	446,060	19.66

Total gross loans	2,292,833	100.00%	2,268,399	100.00%

Net deferred loan origination fees	(4,663)		(4,096)

Loans	2,288,170		2,264,303
Allowance for loan losses	(35,147)		(34,550)

Net loans	$2,253,023		$2,229,753

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

     Due to its change in the loan origination focus to commercial loans, the Bank is originating more loans which reprice in our shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be adjustable-rate repricing semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $1.72 billion, an increase of $20.5 million, or 1.2%, from $1.70 billion at December 31, 2001. Fixed-rate loans increased $3.9 million, or 0.7%, to $568.8 million, or 24.8% of gross loans at March 31, 2002, compared with $564.9 million, or 24.9% of the gross loans at December 31, 2001. At March 31, 2002, total gross loans included $190.9 million of intermediate fixed-rate loans compared with $221.6 million at December 31, 2001, a decrease of $30.7 million, or 13.9%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential(1)	$65,859	$59,202
Secured by real estate-multifamily(1)	98,863	37,874
Construction	30,877	41,928
Commercial business	49,618	35,363

Total commercial loans	245,217	174,367

Consumer:
Residential mortgage (one to four family)(1)	41,003	6,135
Home equity and other	4,938	4,123

Total consumer loans	45,941	10,258

Total new commitments	$291,158	$184,625

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $556,000 at March 31, 2002 compared to $991,000 at December 31, 2001.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At March 31,	At December 31,
	2002	2001

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-multifamily	$—	$210
Construction loans	485	—

Total commercial	485	210

Consumer
Residential mortgage (one to four family)	—	781
Other	71	—

Total consumer	71	781

Total nonaccrual loans	556	991

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$556	$991

Nonperforming assets to total assets	0.02%	0.03%
Nonaccrual loans to loans	0.02	0.04
Nonperforming assets to loans and OREO	0.02	0.04
Loans	$2,288,170	$2,264,303
Gross income not recognized on nonaccrual loans	$39	$24
Accruing loans contractually past due 90 days or more	$—	$1,269

     Total nonperforming assets were $556,000 at March 31, 2002, a decrease of $435,000, or 43.9%, from $991,000 at December 31, 2001. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at March 31, 2002 and December 31, 2001.

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

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Balance at beginning of period	$34,550	$28,901
Provision for loan losses	887	753
Loans charged off	300	—
Recoveries	10	29

Balance at end of period	$35,147	$29,683

Allowance for loan losses to loans	1.54%	1.50%
Annualized net charge-offs (recoveries) to average loans	0.05%	(0.01)%

     Securities. Securities (including available-for-sale and held-to-maturity) increased during the first three months of 2002 by $71.8 million, or 12.1%, to $665.2 million at March 31, 2002 from $593.4 million at December 31, 2001. The increase in securities resulted primarily from the internal securitization of residential mortgage (one to four family) loans for risk-based capital management purposes.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At March 31, 2002		At December 31, 2001

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$89,712	$77,217	$100,327	$89,929
Federal Agency Notes	32,180	31,893	36,507	36,378
Asset-backed Securities	7,202	7,206	12,018	12,012

Total investment securities available for sale	129,094	116,316	148,852	138,319

Mortgage-backed securities available for sale:
FNMA	248,636	249,055	206,902	206,777
GNMA	193,311	190,942	145,091	145,395
FHLMC	53,894	53,138	47,747	46,928
Other	—	—	4,504	4,502

Total mortgage-backed securities available for sale	495,841	493,135	404,244	403,602

Total investment and mortgage-backed securities available for sale	$624,935	$609,451	$553,096	$541,921

Investment securities held to maturity:
Municipals	$54,774	$53,740	$50,444	$49,667

Mortgage-backed securities held to maturity:
Other	960	960	1,028	1,028

Total investment and mortgage-backed securities held to maturity	$55,734	$54,700	$51,472	$50,695

     As of March 31, 2002, the carrying value of the securities was $680.7 million and the market value was $664.2 million. The total unrealized loss on these securities was $16.5 million. Of this total, $15.5 million relates to securities, which are available for sale on which the unrealized loss, net of tax, is included as a reduction of stockholders’ equity. The difference between the carrying value and market value of securities, which are held to maturity, aggregating a loss of $1.0 million, has not been recognized in the financial statements as of March 31, 2002. The unrealized losses are the result of movements in market interest rates.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $2.54 billion at March 31, 2002, which represented an increase of $77.9 million, or 3.2%, from $2.47 billion at December 31, 2001. Core deposit balances increased by $88.2 million, or 10.1%, and time deposits decreased by $10.4 million, or 0.7%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At March 31, 2002, 62.0% of deposits were time deposits, 18.7% were savings accounts, and 19.3% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2001, 64.4% of deposits were time deposits, 18.3% were savings accounts, and 17.3% were NOW, demand deposit and money market accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At March 31, 2002, less than 2.0% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 15.0% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 2002, is $744.5 million of deposits of $100,000 or greater. Such deposits make up 29.3% of total deposits. At March 31, 2002, the Bank had no brokered deposits. Substantially all of the time deposits as of March 31, 2002 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At March 31, 2002		At December 31, 2001

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
NOW, demand deposits and money market accounts	$490,024	1.10%	$427,338	1.19%
Savings accounts	475,289	1.27	449,735	1.41
Time deposits:
Less than $100,000	834,255	2.82	871,754	3.62
$100,000 or greater	744,472	3.23	717,325	3.80

Total time deposits	1,578,727	3.01	1,589,079	3.70

Total deposits	$2,544,040	2.32%	$2,466,152	2.85%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At March 31, 2002, the Bank had $258.0 million of advances outstanding and $238.0 million outstanding at December 31, 2001.

     Included in the $258.0 million of FHLB advances as of March 31, 2002 were $9.0 million of short-term advances which mature within one year. Of the $249.0 million in long-term advances, $33.0 million mature between 2004 and 2008. An additional $216.0 million mature in 2008 with provisions which allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of March 31, 2002, $136.0 million of these advances may be terminated at the option of the FHLB.

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

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Three Months Ended
	March 31,

	2002	2001

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$7,048	$22,870
Maximum amount outstanding at any month end	18,220	39,177
Balance outstanding at end of period	9,000	20,000
Weighted average interest rate during the period	5.56%	6.52%
Weighted average interest rate at end of period	4.63%	6.74%
Weighted average remaining term to maturity at end of period (in years)	1	—
FRB direct investment borrowings:
Average balance outstanding	$—	$2,842
Maximum amount outstanding at any month end	—	10,000
Balance outstanding at end of period	—	—
Weighted average interest rate during the period	—%	5.56%
Weighted average interest rate at end of period	—%	—%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$248,689	$238,000
Maximum amount outstanding at any month end	253,000	238,000
Balance outstanding at end of period	249,000	238,000
Weighted average interest rate during the period	5.32%	5.45%
Weighted average interest rate at end of period	5.36%	5.46%
Weighted average remaining term to maturity at end of period (in years)	6	7

     Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures. The Company has issued a total of $46.0 million of junior subordinated debentures. The proceeds from the issuances were used primarily to provide additional capital for the Bank and for general business purposes.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2002, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2002 was 11.02%, as compared with 10.91% at December 31, 2001. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2002 and December 31, 2001 was 7.26%. The Company’s capital ratios are approximately those of the Bank, and similarly the Company is categorized as “Well Capitalized.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2001 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

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

UCBH HOLDINGS, INC.

Date: April 26, 2002	/s/ Thomas S. Wu Thomas S. Wu Chairman, President and Chief Executive Officer (principal executive officer)

Date: April 26, 2002	/s/ Jonathan H. Downing Jonathan H. Downing Executive Vice President and Chief Financial Officer (principal financial officer)