Form 10-Q
period 2002-06-30
UCBH HOLDINGS INC
filed 2002-07-19
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

  FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

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

As of July 18, 2002, the Registrant had 19,634,615 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1-3
	Notes to Consolidated Financial Statements	4-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At June 30,	At December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$40,885	$32,606
Federal funds sold	40,000	—
Investment and mortgage-backed securities available for sale, at fair value	665,545	541,921
Investment and mortgage-backed securities, at cost (fair value $59,888 at June 30, 2002 and $50,695 at December 31, 2001)	59,053	51,472
Federal Home Loan Bank Stock	23,674	22,989
Loans	2,343,381	2,264,303
Allowance for loan losses	(36,221)	(34,550)

Net loans	2,307,160	2,229,753

Accrued interest receivable	15,819	16,593
Premises and equipment, net	19,047	19,669
Other assets	22,954	17,040

Total assets	$3,194,137	$2,932,043

Liabilities
Deposits	$2,651,383	$2,466,152
Borrowings	258,000	238,000
Guaranteed preferred beneficial interests in junior subordinated debentures	46,000	36,000
Accrued interest payable	4,141	4,080
Other liabilities	32,162	13,687

Total liabilities	2,991,686	2,757,919

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 90,000,000 shares at June 30, 2002 and at December 31, 2001, shares issued and outstanding 19,632,615 at June 30, 2002 and 19,359,282 at December 31, 2001	196	194
Additional paid-in capital	71,832	66,685
Accumulated other comprehensive loss	(243)	(6,481)
Retained earnings-substantially restricted	130,666	113,726

Total stockholders’ equity	202,451	174,124

Total liabilities and stockholders’ equity	$3,194,137	$2,932,043

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Interest income:
Loans	$38,268	$41,432	$76,273	$83,438
Funds sold and securities purchased under agreements to resell	36	600	62	752
Investment and mortgage-backed securities	10,136	9,428	19,488	18,199

Total interest income	48,440	51,460	95,823	102,389

Interest expense:
Deposits	14,171	23,373	29,572	47,134
Short-term borrowings	105	209	203	631
Guaranteed preferred beneficial interests in junior subordinated Debentures	937	703	1,739	1,406
Long-term borrowings	3,368	3,282	6,678	6,527

Total interest expense	18,581	27,567	38,192	55,698

Net interest income	29,859	23,893	57,631	46,691
Provision for loan losses	2,887	952	3,774	1,706

Net interest income after provision for loan losses	26,972	22,941	53,857	44,985

Noninterest income:
Commercial banking fees	1,145	786	2,142	1,560
Service charges on deposits	456	365	827	616
Gain on sale of loans, securities and servicing rights	2,368	504	2,818	741
Miscellaneous income	68	33	168	37

Total noninterest income	4,037	1,688	5,955	2,954

Noninterest expense:
Personnel	6,884	6,277	14,448	12,666
Occupancy	1,380	1,289	2,718	2,556
Data processing	844	734	1,621	1,436
Furniture and equipment	601	606	1,238	1,242
Professional fees and contracted services	2,379	824	3,608	1,605
Deposit insurance	108	96	214	188
Communication	165	151	319	291
Foreclosed assets	—	3	—	3
Miscellaneous expense	2,161	2,196	4,099	3,939

Total noninterest expense	14,522	12,176	28,265	23,926

Income before taxes	16,487	12,453	31,547	24,013
Income tax expense	6,659	5,025	12,652	9,556

Net income	$9,828	$7,428	$18,895	$14,457

Basic earnings per share	$0.50	$0.39	$0.97	$0.77

Diluted earnings per share	$0.48	$0.37	$0.92	$0.73

Dividends declared per share	$0.05	$0.04	$0.10	$0.08

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Six Months Ended
	June 30,

	2002	2001

Operating activities:
Net income	$18,895	$14,457
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	3,774	1,706
Decrease in accrued interest receivable	774	186
Depreciation and amortization of premises and equipment	1,240	1,280
Increase in other assets	(10,647)	(7,422)
Increase in other liabilities	20,996	320
Increase (decrease) in accrued interest payable	61	(184)
Gain on sale of loans, securities and other assets	(2,818)	(741)
Other, net	147	115

Net cash provided by operating activities	32,422	9,717

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	130,207	44,007
Purchases	(216,758)	(84,010)
Sales	140,574	505
Called	23,334	—
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	73	1,777
Purchases	(7,807)	(2,262)
Loans originated and purchased, net of principal collections	(303,541)	(143,976)
Proceeds from the sale of loans	34,275	12,232
Purchases of premises and other equipment	(403)	(1,034)
Proceeds from sale of other assets	—	115

Net cash used in investing activities	(200,046)	(172,646)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	148,456	134,409
Net increase in time deposits	36,775	96,110
Net increase (decrease) in borrowings	20,000	(2,558)
Proceeds from issuance of common stock	2,420	1,663
Payment of cash dividend on common stock	(1,748)	(1,129)
Proceeds from issuance of guaranteed preferred beneficial interests in junior subordinated debentures	10,000	—

Net cash provided by financing activities	215,903	228,495

Net increase in cash and cash equivalents	48,279	65,566
Cash and cash equivalents at beginning of period	32,606	38,213

Cash and cash equivalents at end of period	$80,885	$103,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,131	$55,882
Cash paid during the period for income taxes	3,647	15,940
Supplemental schedule of noncash investing and financing activities:
Loans transferred to foreclosed property	—	—
Securities transferred to available for sale securities(1)	—	116,387
Loans securitized	188,378	52,916

(1)	Such securities were transferred from held to maturity securities when SFAS No. 133 was adopted in 2001.

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheets as of June 30, 2002, the Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 have been prepared by UCBH Holdings, Inc. (the “Company”) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provision of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect adoption of SFAS No. 144 to have a material impact on the financial condition or operating results of the Company.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented.

     This Statement is effective for fiscal years beginning after May 15, 2002. We do not expect the adoption of SFAS 145 to have a material impact on our financial position or results of operations.

2.	Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$9,828	19,604,525	$0.50	$7,428	18,893,705	$0.39
Dilutive potential common shares	—	948,809		—	975,309

Diluted:
Net income and assumed conversion	$9,828	20,553,334	$0.48	$7,428	19,869,014	$0.37

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$18,895	19,526,791	$0.97	$14,457	18,850,397	$0.77
Dilutive potential common shares	—	905,076		—	953,338

Diluted:
Net income and assumed conversion	$18,895	20,431,867	$0.92	$14,457	19,803,735	$0.73

(1)	Effective April 11, 2001, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three months ended June 30, 2001 period presented have been restated to reflect the effect of the stock split.

3.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income; however, it does not affect existing recognition or measurement standards. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2002, total comprehensive income was $18.6 million, an increase of $10.5 million, or 129.1%, compared to the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 was $9.8 million and unrealized losses on available-for-sale securities decreased by $8.7 million. For the corresponding period of 2001, net income was $7.4 million and unrealized losses on available-for-sale securities decreased by $677,000.

     For the six months ended June 30, 2002, total comprehensive income was $25.1 million, an increase of $7.0 million, or 38.6%, compared to the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 was $18.9 million and unrealized losses on available-for-sale securities decreased by $6.2 million. For the corresponding period of 2001, net income was $14.5 million and unrealized losses on available-for-sale securities decreased by $3.7 million.

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

     The table below presents information about the Company’s operating segments for the three and six months ended June 30, 2002 and 2001:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended
June 30, 2002:
Net interest income (before provision for loan losses)	$19,301	$10,558	$29,859
Segment net income	5,693	4,135	9,828
Segment total assets	2,091,159	1,102,978	3,194,137
June 30, 2001:
Net interest income (before provision for loan losses)	$14,334	$9,560	$23,893
Segment net income	5,558	1,871	7,428
Segment total assets	1,508,957	1,241,547	2,750,504
For the Six Months Ended
June 30, 2002:
Net interest income (before provision for loan losses)	$36,517	$21,114	$57,631
Segment net income	12,706	6,189	18,895
Segment total assets	2,091,159	1,102,978	3,194,137
June 30, 2001:
Net interest income (before provision for loan losses)	$26,550	$20,141	$46,691
Segment net income	10,454	4,003	14,457
Segment total assets	1,508,957	1,241,547	2,750,504

5.	Subsequent Events

     On July 3, 2002, the Company announced that it had received definitive agreements to purchase 25% of the outstanding shares of the Bank of Canton of California and was pursuing agreements to acquire the remaining 75% of the outstanding shares. At March 31, 2002, the Bank of Canton of California, based in San Francisco, had total assets of approximately $1.4 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include projections or other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events or the future financial performance of the Company or the Company’s wholly-owned subsidiary, United Commercial Bank (the “Bank”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: general economic and business conditions in those areas in which the Company or the Bank operates; demographic changes; competition; fluctuations in market interest rates; changes in business strategies; changes in credit quality; and other risks and uncertainties including those detailed in the documents the Company files from time to time with the Securities and Exchange Commission. Further description of the risks and uncertainties are included in detail in the Company’s most recent quarterly and annual reports, including the Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and six months ended June 30, 2002 and 2001 and financial condition at June 30, 2002 and at December 31, 2001. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of SBA loans, and the sale of securities, and other transactional fees and seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended June 30, 2002 increased by $2.4 million, or 32.3%, to $9.8 million, compared to $7.4 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended June 30, 2002 were 20.37% and 1.27%, respectively. This compares with annualized ROE and ROA ratios of 20.57% and 1.12%, respectively, for the three months ended June 30, 2001. The decrease in ROE results from increases in market valuations of our available for sale securities, which is recognized, net of tax, as other accumulated comprehensive loss in stockholders’ equity. The resulting efficiency ratios were 42.84% for the three months ended June 30, 2002 compared with 47.60% for the corresponding period of the preceding year. Diluted earnings per common share were $0.48 for the three months ended June 30, 2002 compared with $0.37 for the comparable period of the preceding year.

     The consolidated net income of the Company during the six months ended June 30, 2002 increased by $4.4 million, or 30.7%, to $18.9 million, compared to $14.5 million for the corresponding period of the preceding year. The increase resulted primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the six months ended June 30, 2002 were 20.25% and 1.24%, respectively. This compares with annualized ROE and ROA ratios of 20.39% and 1.12%, respectively, for the six months ended June 30, 2001. The decrease in ROE results from increases in market valuations of our available for sale securities, which is recognized, net of tax, as other accumulated comprehensive loss in stockholders’ equity. The resulting efficiency ratios were 44.45% for the six months ended June 30, 2002 compared with 48.19% for the corresponding period of the preceding year. Diluted earnings per common share were $0.92 for the six months ended June 30, 2002 compared with $0.73 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $29.9 million for the three months ended June 30, 2002 represented a $6.0 million, or 25.0%, increase over net interest income of $23.9 million for the three months ended June 30, 2001. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 6.34% for the three months ended June 30, 2002 from 7.91% for the corresponding period of 2001, primarily due to the decrease in the prime rate for which our commercial loans are based. The average cost of deposits decreased to 2.20% for the three months ended June 30, 2002 from 4.25% for the three months ended June 30, 2001, primarily due to growth in core deposits and reductions in market interest rates. Interest on earning assets decreased $3.0 million to $48.4 million for the three months ended June 30, 2002, from $51.5 million for the three months ended June 30, 2001. This decrease resulted primarily from decreases in interest earned on commercial loans, partially offset by a $451.6 million increase in average interest-earning assets. This compares with a decrease of $9.0 million in interest expense, to $18.6 million for the three months ended June 30, 2002 from $27.6 million for the three months ended June 30, 2001. This decrease is primarily a result of reductions in market interest rates on interest-bearing deposits, partially offset by a $333.9 million increase in average interest-bearing deposits.

     Net interest income before provision for loan losses of $57.6 million for the six months ended June 30, 2002 represented a $10.9 million, or 23.4%, increase over net interest income of $46.7 million for the six months ended June 30, 2001. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 6.40% for the six months ended June 30, 2002 from 8.05% for the corresponding period of 2001, primarily due to the decrease in the prime rate for which our commercial loans are based. The average cost of deposits decreased to 2.34% for the six months ended June 30, 2002 from 4.41% for the six months ended June 30, 2001, primarily due to growth in core deposits and reductions in market interest rates. Interest on earning assets decreased $6.6 million to $95.8 million for the six months ended June 30, 2002, from $102.4 million for the six months ended June 30, 2001. This decrease resulted primarily from decreases in interest earned on commercial loans, partially offset by a $451.6 million increase in average interest-earning assets. This compares with a decrease of $17.5 million in interest expense, to $38.2 million for the six months ended June 30, 2002 from $55.7 million for the six months ended June 30, 2001. This decrease is primarily a result of reductions in market interest rates on interest-bearing deposits, partially offset by a $351.1 million increase in average interest-bearing deposits.

     Average outstanding loans increased to $2.29 billion for the six months ended June 30, 2002 from $1.97 billion for the corresponding period of 2001, an increase of $316.4 million, or 16.0%, as a result of the Bank’s continued focus on commercial lending activities. Loan growth during the six months ended June 30, 2002 was significantly offset by the internal securitizations of residential mortgage (one to four family) loans as discussed below. Average commercial loans increased $504.8 million to $1.92 billion for the six months ended June 30, 2002, from $1.42 billion for the six months ended June 30, 2001 while average consumer loans decreased $188.3 million to $367.2 million for the six months ended June 30, 2002, from $555.6 million for the six months ended June 30, 2001, due primarily to the Company’s internal securitizations of loans discussed below and loan runoff. Average securities increased to $697.6 million for the six months ended June 30, 2002 from $536.4 million for the same period of 2001, an increase of $161.3 million, or 30.1%, primarily due to the internal securitizations of $188.4 million of residential mortgage (one to four family) loans during the first six months of 2002 and purchases net of repayments. Average interest-bearing deposits increased to $2.39 billion for the six months ended June 30, 2002 from $2.04 billion in the corresponding period of the prior year. Average noninterest-bearing deposits increased to $137.7 million for the six months ended June 30, 2002 from $98.4 million for the corresponding period of the prior year, representing an increase of $39.3 million, or 39.9%, as a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.89% for the six months ended June 30, 2002, up from 3.72% for the corresponding period of 2001. The increase in the net interest margin resulted primarily from a change in the mix of interest-earning assets due to continued growth in our commercial loan portfolio and the significant increase in core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	June 30,		For the Six Months Ended				For the Six Months Ended
	2002		June 30, 2002				June 30, 2001

					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans(1)	6.46%		$2,290,936		$76,273	6.66%	$1,974,494		$83,438	8.45%
Securities	5.84		697,642		19,488	5.59	536,359		18,199	6.79
Other	1.75		8,118		62	1.52	34,272		752	4.39

Total interest-earning assets	6.25		2,996,696		95,823	6.40	2,545,125		102,389	8.05
Noninterest-earning assets	—		45,529		—	—	43,341		—	—

Total assets	6.13		$3,042,225		$95,823	6.30	$2,588,466		$102,389	7.91

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	1.56		$342,174		$2,695	1.58	$201,079		$2,342	2.33
Savings accounts	1.20		475,228		3,093	1.30	374,643		4,415	2.36
Time deposits	2.80		1,573,887		23,784	3.02	1,464,511		40,377	5.51

Total deposits	2.30		2,391,289		29,572	2.47	2,040,233		47,134	4.62
Borrowings	5.34		257,001		6,881	5.35	260,906		7,158	5.49
Guaranteed preferred beneficial interests in junior subordinated debentures	8.06		41,333		1,739	8.41	30,000		1,406	9.38

Total interest-bearing liabilities	2.67		2,689,623		38,192	2.84	2,331,139		55,698	4.78

Noninterest-bearing deposits			137,716				98,413
Other noninterest-bearing liabilities			28,288				17,082
Stockholders’ equity			186,598				141,832

Total liabilities and stockholders’ equity			$3,042,225				$2,588,466

Net interest income/net interest rate spread(2)	3.58%				$57,631	3.56%			$46,691	3.27%

Net interest-earning assets/net interest margin(3)	3.86%		$307,073			3.85%	$213,987			3.67%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x	1.11	x			1.09	x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

     The provision for loan losses of $2.9 million for the three months ended June 30, 2002 is an increase of $1.9 million compared to a provision of $952,000 for the corresponding period of 2001. Net chargeoffs were $1.8 million for the three months ended June 30, 2002, compared with net recoveries of $58,000 for the corresponding period of 2001.

     The provision for loan losses of $3.8 million for the six months ended June 30, 2002 represented an increase of $2.1 million as compared to a provision of $1.7 million for the corresponding period of the preceding year. At June 30, 2002, the allowance for loan losses was $36.2 million. Net loan charge-offs were $2.1 million for the six months ended June 30, 2002, compared with net loan recoveries of $86,000 for the corresponding period of 2001.

     Noninterest Income. Noninterest income for the three months ended June 30, 2002 was $4.0 million compared to $1.7 million for the corresponding quarter of 2001, an increase of $2.3 million, or 139.2%. Included in noninterest income for the three months ended is $2.0 million representing gain on sale of securities. Commercial banking fees increased 45.7% to $1.1 million for the three months ended June 30, 2002 as compared to $786,000 for the corresponding period of 2001, as a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans decreased to $323,000 in the three months ended June 30, 2002 from $504,000 in the three months ended June 30, 2001. The reduction in the gain on sales of SBA loans for the three months ended June 30, 2002 results from the timing of SBA loan sales and settlements.

     Noninterest income for the six months ended June 30, 2002 was $6.0 million compared to $3.0 million for the corresponding period of 2001, an increase of $3.0 million, or 101.6%. Included in noninterest income for the six months ended is $2.0 million representing gain on sale of securities. Commercial banking fees increased 37.3% to $2.1 million for the six months ended June 30, 2002 as compared to $1.6 million for the corresponding period of 2001, as a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans of $774,000 in the first six months of 2002 was relatively consistent with the gain of $736,000 for the corresponding period of the preceding year.

     Noninterest Expense. Noninterest expense of $14.5 million for the three months ended June 30, 2002 increased $2.3 million, or 19.3%, compared with $12.2 million for the corresponding quarter of 2001. Personnel expenses increased to $6.9 million for the three months ended June 30, 2002, from $6.3 million for the corresponding period of 2001, an increase of $607,000, or 9.7%, primarily due to the additional staffing required to support continued growth of the Bank’s commercial banking business, the opening of the Hong Kong Representative Office in the first quarter of 2002, and increased incentive accruals related to the loan and deposit growth. Professional fees increased to $2.4 million for the three months ended June 30, 2002, from $824,000 for the corresponding period of 2001, an increase of $1.6 million, primarily due to increased legal fees.

     Noninterest expense of $28.3 million for the six months ended June 30, 2002 increased $4.3 million, or 18.1%, compared with $23.9 million for the corresponding period of 2001. Personnel expenses increased to $14.4 million for the six months ended June 30, 2002, from $12.7 million for the corresponding period of 2001, an increase of $1.8 million, or 14.1%, primarily due to the additional staffing required to support continued growth of the Bank’s commercial banking business, the opening of the Asia Banking and International Divisions during the latter part of 2001, the opening of the Hong Kong Representative Office in the first quarter of 2002, and increased incentive accruals related to the loan and deposit growth. Professional fees of $3.6 million for the six months ended June 30, 2002 increased $2.0 million, compared with $1.6 million for the corresponding period of 2001, primarily due to increased legal fees.

     Provision for Income Taxes. The provision for income taxes was $6.7 million and $5.0 million on the income before taxes of $16.5 million and $12.5 million for the three months ended June 30, 2002 and 2001, respectively. The effective tax rate for the quarter ended June 30, 2002 was 40.39%, compared with 40.35% for the quarter ended June 30, 2001.

     The provision for income taxes was $12.7 million and $9.6 million on the income before taxes of $31.5 million and $24.0 million for the six months ended June 30, 2002 and 2001, respectively. The effective tax rates were 40.11% for the six months ended June 30, 2002 and 39.80% for the six months ended June 30, 2001.

FINANCIAL CONDITION

     The Company experienced continued asset growth during the second quarter of 2002. Total assets at June 30, 2002 were $3.19 billion, an increase of $262.1 million, or 8.9%, from $2.93 billion at December 31, 2001. The growth resulted primarily from increases in the loan portfolio and in securities and investments.

     During the six months ended June 30, 2002, total loans increased by $79.1 million, or 3.5%, to $2.34 billion, from $2.26 billion at December 31, 2001. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. The growth was offset by the internal securitizations of $188.4 million of residential mortgage (one to four family) loans during the first six months of 2002. Total commercial loans grew to $2.11 billion at June 30, 2002, from $1.82 billion at December 31, 2001. Residential mortgage (one to four family) loans decreased to $221.1 million at June 30, 2002 from $430.1 million at December 31, 2001, primarily due to principal repayments and internal securitizations. New loan commitments of $687.0 million for the six months ended June 30, 2002 were comprised of $603.6 million of commercial loans and $83.4 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $724.6 million at June 30, 2002, an increase of $131.2 million, or 22.1%, from $593.4 million at

December 31, 2001, as a result of the internal securitizations of loans and purchases of additional securities for liquidity purposes.

     Total past due loans were 0.72% of total loans at June 30, 2002, compared with 0.64% at December 31, 2001. Nonperforming assets were $4.9 million, or 0.15%, of total assets at June 30, 2002, compared with nonperforming assets of $991,000, or 0.03%, of total assets at December 31, 2001. The allowance for loan losses was $36.2 million at June 30, 2002, an increase of $1.7 million from $34.6 million at December 31, 2001. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the six months ended June 30, 2002 and increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At June 30, 2002		At December 31, 2001

	Amount	%	Amount	%

	(Dollars in Thousands)
Commercial:
Secured by real estate—nonresidential	$885,177	37.70%	$798,882	35.22%
Secured by real estate—multifamily	859,253	36.60	677,271	29.86
Construction	170,530	7.26	182,558	8.05
Commercial business	194,595	8.29	163,628	7.21

Total commercial loans	2,109,555	89.85	1,822,339	80.34

Consumer:
Residential mortgage (one to four family)	221,129	9.42	430,057	18.96
Other	17,205	0.73	16,003	0.70

Total consumer loans	238,334	10.15	446,060	19.66

Total gross loans	2,347,889	100.00%	2,268,399	100.00%

Net deferred loan origination fees	(4,508)		(4,096)

Loans	2,343,381		2,264,303
Allowance for loan losses	(36,221)		(34,550)

Net loans	$2,307,160		$2,229,753

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

     Due to its change in the loan origination focus to commercial loans, the Bank is originating more loans, which reprice in our shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice each month or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Residential mortgage (one to four family) loans may be adjustable-rate repricing semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semi-annually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $1.88 billion, an increase of $172.6 million, or 10.1%, from $1.70 billion at December 31, 2001. Fixed-rate loans decreased $93.1 million, or 16.5%, to $471.8 million, or 20.1% of gross loans at June 30, 2002, compared with $564.9 million, or 24.9% of the gross loans at December 31, 2001. At June 30, 2002, total gross loans included $194.4 million of intermediate fixed-rate loans compared with $221.6 million at December 31, 2001, a decrease of $27.2 million, or 12.3%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Commercial:
Secured by real estate—nonresidential(1)	$178,655	$132,304
Secured by real estate—multifamily(1)	242,250	100,518
Construction	78,755	101,103
Commercial business	103,984	95,379

Total commercial loans	603,644	429,304

Consumer:
Residential mortgage (one to four family)(1)	68,065	31,819
Home equity and other	15,315	8,365

Total consumer loans	83,380	40,184

Total new commitments	$687,024	$469,488

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $4.9 million at June 30, 2002 compared to $991,000 at December 31, 2001.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At June 30,	At December 31,
	2002	2001

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate—nonresidential	$1,628	$—
Secured by real estate—multifamily	379	210
Construction loans	2,389	—
Commercial business	519	—

Total commercial	4,915	210

Consumer
Residential mortgage (one to four family)	—	781
Other	—	—

Total consumer	—	781

Total nonaccrual loans	4,915	991

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$4,915	$991

Nonperforming assets to total assets	0.15%	0.03%
Nonaccrual loans to loans	0.21	0.04
Nonperforming assets to loans and OREO	0.21	0.04
Loans	$2,343,381	$2,264,303

Gross income not recognized on nonaccrual loans	$174	$24
Accruing loans contractually past due 90 days or more	$—	$1,269

     Total nonperforming assets were $4.9 million at June 30, 2002, an increase of $3.9 million, from $991,000 at December 31, 2001. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at June 30, 2002 or December 31, 2001.

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

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Balance at beginning of period	$34,550	$28,901
Provision for loan losses	3,774	1,706
Loans charged off	(2,126)	(30)
Recoveries	23	116

Balance at end of period	$36,221	$30,693

Allowance for loan losses to loans	1.55%	1.53%
Annualized net charge-offs (recoveries) to average loans	0.18%	(0.01)%

     Securities. Securities (including available-for-sale and held-to-maturity) increased during the first six months of 2002 by $131.2 million, or 22.1%, to $724.6 million at June 30, 2002 from $593.4 million at December 31, 2001. The increase in securities resulted primarily from internal securitizations of $188.4 million of residential mortgage (one to four family) loans for risk-based capital management purposes.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At June 30, 2002		At December 31, 2001

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$62,398	$54,443	$100,327	$89,929
Federal Agency Notes	12,180	12,300	36,507	36,378
Asset-backed Securities	5,510	5,510	12,018	12,012

Total investment securities available for sale	80,088	72,253	148,852	138,319

Mortgage-backed securities available for sale:
FNMA	307,951	313,791	206,902	206,777
GNMA	201,616	203,792	145,091	145,395
FHLMC	50,424	49,825	47,747	46,928
Other	25,883	25,884	4,504	4,502

Total mortgage-backed securities available for sale	585,874	593,292	404,244	403,602

Total investment and mortgage-backed securities available for sale	$665,962	$665,545	$553,096	$541,921

Investment securities held to maturity:
Municipals	$58,098	$58,933	$50,444	$49,667

Mortgage-backed securities held to maturity:
Other	955	955	1,028	1,028

Total investment and mortgage-backed securities held to maturity	$59,053	$59,888	$51,472	$50,695

     As of June 30, 2002, the carrying value of the securities was $725.0 million and the market value was $725.4 million. The total unrealized gain on these securities was $418,000. This total unrealized gain is composed of $417,000 unrealized loss on available for sale securities and $835,000 unrealized gain on held to maturity securities. The $417,000 unrealized loss on available for sale securities, net of tax, is included as a reduction of stockholders’ equity. The difference between the carrying value and market value of securities which are held to maturity, aggregating a gain of $835,000, has not been recognized in the financial statements as of June 30, 2002. The unrealized net gains are the result of movements in market interest rates.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $2.65 billion at June 30, 2002, which represented an increase of $185.2 million, or 7.5%, from $2.47 billion at December 31, 2001. Core deposit balances increased by $148.5 million, or 16.9%, and time deposits increased by $36.8 million, or 2.3%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At June 30, 2002, 61.3% of deposits were time deposits, 18.4% were savings accounts, and 20.3% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2001, 64.4% of deposits were time deposits, 18.3% were savings accounts, and 17.3% were NOW, demand deposit and money market accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At June 30, 2002, less than 2.0% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 20.0% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of June 30, 2002, is $791.4 million of deposits of $100,000 or greater. Such deposits comprise 29.9% of total deposits. At June 30, 2002, the Bank had no brokered deposits. Substantially all of the time deposits as of June 30, 2002 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At June 30, 2002		At December 31, 2001

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
NOW, demand deposits and money market accounts	$536,804	1.10%	$427,338	1.19%
Savings accounts	488,725	1.20	449,735	1.41
Time deposits:
Less than $100,000	834,481	2.61	871,754	3.62
$100,000 or greater	791,373	3.00	717,325	3.80

Total time deposits	1,625,854	2.80	1,589,079	3.70

Total deposits	$2,651,383	2.16%	$2,466,152	2.85%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At June 30, 2002, the Bank had $258.0 million of advances outstanding and $238.0 million outstanding at December 31, 2001.

     Included in the $258.0 million of FHLB advances as of June 30, 2002 were $9.0 million of short-term advances, which mature within one year. Of the $249.0 million in long-term advances, $33.0 million mature between 2004 and 2008. An additional $216.0 million mature in 2008 with provisions which allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of June 30, 2002, $136.0 million of these advances may be terminated at the option of the FHLB.

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

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Six Months Ended
	June 30,

	2002	2001

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$8,156	$21,485
Maximum amount outstanding at any month end	18,220	39,177
Balance outstanding at end of period	9,000	20,000
Weighted average interest rate during the period	4.97%	6.61%
Weighted average interest rate at end of period	4.63%	6.74%
Weighted average remaining term to maturity at end of period (in years)	—	—
FRB direct investment borrowings:
Average balance outstanding	$—	$1,421
Maximum amount outstanding at any month end	—	10,000
Balance outstanding at end of period	—	—
Weighted average interest rate during the period	—%	5.56%
Weighted average interest rate at end of period	—%	—%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$248,845	$238,000
Maximum amount outstanding at any month end	253,000	238,000
Balance outstanding at end of period	249,000	238,000
Weighted average interest rate during the period	5.37%	5.48%
Weighted average interest rate at end of period	5.36%	5.46%
Weighted average remaining term to maturity at end of period (in years)	6	6

     Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures. The Company has issued a total of $46.0 million of junior subordinated debentures. The proceeds from the issuances were used primarily to provide additional capital for the Bank and for general business purposes.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2002, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2002 was 11.28%, as compared with 10.91% at December 31, 2001. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at June 30, 2002 was 7.32% as compared with 7.26% at December 31, 2001. The Company’s capital ratios are approximately those of the Bank, and similarly the Company is categorized as “Well Capitalized.”

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2001 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company’s wholly-owned subsidiary, United Commercial Bank, has been and currently is a party to litigation incidental to various aspects of its operations, in the ordinary course of business. In the opinion of management, such litigation will not have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     On April 25, 2002, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company and for the ratification of PricewaterhouseCoopers LLP as the Company’s independent accountants.

	Number	Number
	of Votes	of Votes	Broker
	For	Withheld	Non-Votes

1. Election of Directors of the Company
For three-year terms:
Li-Lin Ko	16,860,297	709,890	—
Ronald S. McMeekin	16,860,048	710,139	—
Joseph S. Wu	16,860,042	710,145	—

     Ms. Ko and Messrs. McMeekin and J. Wu were elected for terms which expire in 2005. The continuing directors on the Board consist of Mr. Jonathan H. Downing whose term expires in 2003 and Messrs. Godwin Wong and Thomas S. Wu whose terms expire in 2004.

	Number	Number	Number of
	of Votes	of Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes

2. Ratification of PricewaterhouseCoopers LLP as the Company’s independent accountants	16,849,544	717,943	2,700	—

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  List of Exhibits (Filed herewith unless otherwise noted)

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc.*

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.**

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

(b)	Reports on Form 8-K

None.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended June 30, 2001, filed with the Securities and Exchange Commission on May 3, 2001 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC

Date: July 19, 2002	/s/ Thomas S. Wu Thomas S. Wu Chairman, President and Chief Executive Officer (principal executive officer)

Date: July 19, 2002	/s/ Jonathan H. Downing Jonathan H. Downing Executive Vice President and Chief Financial Officer (principal financial officer)