Form 10-Q
period 2002-09-30
UCBH HOLDINGS INC
filed 2002-10-23
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	0-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Van Ness Avenue, San Francisco, California	94102

(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 22, 2002, the Registrant had 19,667,720 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements	1-3
	Notes to Consolidated Financial Statements	4-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II -	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
CERTIFICATIONS		21-22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At September 30,	At December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$55,343	$32,606
Investment and mortgage-backed securities available for sale, at fair value	725,045	541,921
Investment and mortgage-backed securities, at cost (fair value $67,046 at September 30, 2002 and $50,695 at December 31, 2001)	63,624	51,472
Federal Home Loan Bank Stock	24,434	22,989
Loans	2,440,961	2,264,303
Allowance for loan losses	(38,966)	(34,550)

Net loans	2,401,995	2,229,753

Accrued interest receivable	16,426	16,593
Premises and equipment, net	18,891	19,669
Other assets	20,307	17,040

Total assets	$3,326,065	$2,932,043

Liabilities
Deposits	$2,749,661	$2,466,152
Borrowings	258,000	238,000
Guaranteed preferred beneficial interests in junior subordinated debentures	71,000	36,000
Accrued interest payable	4,541	4,080
Other liabilities	27,060	13,687

Total liabilities	3,110,262	2,757,919

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 90,000,000 shares at September 30, 2002 and at December 31, 2001, shares issued and outstanding 19,661,120 at September 30, 2002 and 19,359,282 at December 31, 2001	197	194
Additional paid-in capital	72,567	66,685
Accumulated other comprehensive income (loss)	6,029	(6,481)
Retained earnings-substantially restricted	137,010	113,726

Total stockholders’ equity	215,803	174,124

Total liabilities and stockholders’ equity	$3,326,065	$2,932,043

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest income:
Loans	$38,669	$41,338	$114,942	$124,776
Funds sold and securities purchased under agreements to resell	25	349	87	1,101
Investment and mortgage-backed securities	11,236	9,628	30,724	27,827

Total interest income	49,930	51,315	145,753	153,704

Interest expense:
Deposits	13,919	21,786	43,491	68,920
Short-term borrowings	136	141	338	772
Guaranteed preferred beneficial interests in junior subordinated debentures	949	703	2,688	2,109
Long-term borrowings	3,405	3,318	10,083	9,845

Total interest expense	18,409	25,948	56,600	81,646

Net interest income	31,521	25,367	89,153	72,058
Provision for loan losses	2,742	2,084	6,516	3,789

Net interest income after provision for loan losses	28,779	23,283	82,637	68,269

Noninterest income:
Commercial banking fees	1,262	882	3,403	2,442
Service charges on deposits	404	344	1,230	960
Gain on sale of loans, securities and servicing rights	803	569	3,621	1,311
Miscellaneous income	125	58	294	94

Total noninterest income	2,594	1,853	8,548	4,807

Noninterest expense:
Personnel	6,627	5,920	21,075	18,586
Occupancy	1,488	1,361	4,206	3,917
Data processing	813	704	2,433	2,140
Furniture and equipment	527	710	1,766	1,952
Professional fees and contracted services	1,077	971	4,684	2,576
Deposit insurance	109	101	323	289
Communication	176	146	495	437
Foreclosed assets	—	—	—	3
Litigation settlement	6,750	—	6,750	—
Miscellaneous expense	2,235	2,225	6,335	6,165

Total noninterest expense	19,802	12,138	48,067	36,065

Income before taxes	11,571	12,998	43,118	37,011
Income tax expense	4,243	5,200	16,895	14,756

Net income	$7,328	$7,798	$26,223	$22,255

Basic earnings per share	$0.37	$0.41	$1.34	$1.17

Diluted earnings per share	$0.36	$0.39	$1.28	$1.12

Dividends declared per share	$0.05	$0.04	$0.15	$0.12

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Nine Months Ended
	September 30,

	2002	2001

Operating activities:
Net income	$26,223	$22,255
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	6,516	3,789
Decrease (increase) in accrued interest receivable	167	(126)
Depreciation and amortization of premises and equipment	1,839	1,930
Increase in other assets	(12,655)	(4,459)
Increase in other liabilities	16,199	3,251
Increase in accrued interest payable	461	43
Gain on sale of loans, securities and other assets	(3,621)	(1,311)
Other, net	906	489

Net cash provided by operating activities	36,035	25,861

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	173,795	127,848
Purchases	(275,140)	(278,038)
Sales	160,784	102,506
Called	23,334	—
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	78	1,783
Purchases	(13,139)	(9,962)
Loans originated and purchased, net of principal collections	(473,159)	(307,154)
Proceeds from the sale of loans	52,253	37,488
Purchases of premises and other equipment	(732)	(1,201)
Proceeds from sale of other assets	—	115

Net cash used in investing activities	(351,926)	(326,615)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	191,387	181,714
Net increase in time deposits	92,122	125,428
Net increase (decrease) in borrowings	20,000	(22,558)
Proceeds from issuance of common stock	2,850	4,524
Payment of cash dividend on common stock	(2,731)	(1,888)
Proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	35,000	—

Net cash provided by financing activities	338,628	287,220

Net increase (decrease) in cash and cash equivalents	22,737	(13,534)
Cash and cash equivalents at beginning of period	32,606	38,213

Cash and cash equivalents at end of period	$55,343	$24,679

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$56,140	$81,603
Cash paid during the period for income taxes	17,090	17,070
Supplemental schedule of noncash investing and financing activities:
Securities transferred to available for sale securities (1)	—	116,387
Loans securitized	242,554	52,916

(1)	Such securities were transferred from held to maturity securities when SFAS No. 133 was adopted in 2001.

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Basis of Presentation

     The Consolidated Balance Sheet as of September 30, 2002, the Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 have been prepared by UCBH Holdings, Inc. (the “Company”) and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. In the opinion of management such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     In June 2002, the Financial Accounting and Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring), which recognized a liability for an exit cost at the date of an entity’s commitment to an exit plan. SFAS 146 requires that the initial measurement of a liability be at fair value.

     This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on the financial condition or operating results of the Company.

2. Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share:

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$7,328	19,650,230	$0.37	$7,798	19,237,642	$0.41
Dilutive potential common shares	—	930,190		—	928,575

Diluted:
Net income and assumed conversion	$7,328	20,580,420	$0.36	$7,798	20,166,217	$0.39

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

	Income	Shares	Per Share	Income	Shares(1)	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$26,223	19,567,937	$1.34	$22,255	18,979,478	$1.17
Dilutive potential common shares	—	913,447		—	945,084

Diluted:
Net income and assumed conversion	$26,223	20,481,384	$1.28	$22,255	19,924,562	$1.12

(1)	Effective April 11, 2001, the Company completed a two-for-one stock split.

3. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 2002, total comprehensive income was $13.6 million, an increase of $618,000 compared to the three months ended September 30, 2001. Net income for the three months ended September 30, 2002 was $7.3 million and unrealized gains on available-for-sale securities increased by $1.1 million. For the corresponding period of 2001, net income was $7.8 million and unrealized losses on available-for-sale securities decreased by $5.2 million.

     For the nine months ended September 30, 2002, total comprehensive income was $38.7 million, an increase of $7.6 million, or 24.5%, compared to the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $26.2 million and unrealized gains on available-for-sale securities increased by $3.6 million. For the corresponding period of 2001, net income was $22.3 million and unrealized losses on available-for-sale securities decreased by $8.9 million.

4. Segment Information

     The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting, which disaggregates its business into two reportable segments: Commercial Banking and Consumer Banking. These segments serve businesses and consumers, primarily in the state of California. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and metropolitan Los Angeles.

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

     The table below presents information about the Company’s operating segments for the three months and the nine months ended September 30, 2002 and 2001:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended
September 30, 2002:
Net interest income (before provision for loan losses)	$21,906	$9,615	$31,521
Segment net income	5,297	2,031	7,328
Segment total assets	2,185,210	1,140,855	3,326,065
September 30, 2001:
Net interest income (before provision for loan losses)	$15,280	$10,087	$25,367
Segment net income	5,846	1,952	7,798
Segment total assets	1,650,836	1,172,920	2,823,756
For the Nine Months Ended
September 30, 2002:
Net interest income (before provision for loan losses)	$58,423	$30,730	$89,153
Segment net income	18,003	8,220	26,223
Segment total assets	2,185,210	1,140,855	3,326,065
September 30, 2001:
Net interest income (before provision for loan losses)	$41,830	$30,228	$72,058
Segment net income	16,300	5,955	22,255
Segment total assets	1,650,836	1,172,920	2,823,756

5. Subsequent Events

     On October 17, 2002, the Company announced that it had completed issuance of a total of $38 million in trust preferred securities through two separate private placements. An initial $20 million in trust preferred securities were issued through a newly-formed special purpose trust, UCBH Capital Trust II, and an additional $18 million in trust preferred securities were issued through another newly-formed special purpose trust, UCBH Capital Trust III. The net proceeds from the sale of the trust preferred securities will be used to fund a portion of UCBH’s acquisition of the Bank of Canton of California (BCC) as announced on August 28, 2002.

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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and nine months ended September 30, 2002 and 2001 and financial condition at September 30, 2002 and at December 31, 2001. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

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

     Net Income. The consolidated net income of the Company during the three months ended September 30, 2002 decreased by $470,000, or 6.0%, to $7.3 million, compared to $7.8 million for the corresponding period of the preceding year. Included in net income for the three months ended September 30, 2002, is a one-time, pre-tax charge of $6.75 million from settlement of legal proceedings and a one-time $350,000 tax benefit resulting from a change in the state of California tax law. The litigation charge reflects the settlement agreement reached between the Bank and the plaintiff, which, among other things, provided for the Bank to pay the plaintiff $6.75 million in full settlement of the suit. The after-tax effect of the charge is $3.9 million, or $0.19 per diluted share. Excluding these one-time items, the increase in net income of $3.1 million to $10.9 million for the three months ended September 30, 2002 was primarily from an increase in net interest income. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended September 30, 2002 were 14.12% and 0.91%, respectively. This compares with annualized ROE and ROA ratios of 19.96% and 1.12%, respectively, for the three months ended September 30, 2001. The decrease in ROE results primarily from the one-time litigation settlement charge. The resulting efficiency ratios were 58.04% for the three months ended September 30, 2002 compared with 44.59% for the corresponding period of the preceding year. Diluted earnings per common share were $0.36 for the three months ended September 30, 2002 compared with $0.39 for the comparable period of the preceding year.

     The consolidated net income of the Company during the nine months ended September 30, 2002 increased by $4.0 million, or 17.8%, to $26.2 million, compared to $22.3 million for the corresponding period of the preceding year. Included in net income for the nine months ended September 30, 2002, is a one-time, pre-tax charge of $6.75 million from settlement of legal proceedings, as discussed above, and a one-time $350,000 tax benefit resulting from a change in the state of California tax law. Excluding these one-time items, the increase in net income of $7.5 million to $29.8 million for the nine months ended September 30, 2002 was primarily from an increase in net interest income. The annualized return on average equity and average assets ratios for the nine months ended September 30, 2002 were 18.06% and 1.13%, respectively. This compares with annualized ROE and ROA ratios of 20.24% and 1.12%, respectively, for the nine months ended September 30, 2001. The decrease in ROE results from the one-time litigation charge discussed above offset by increased net interest income resulting from net interest margin expansion and a larger balance sheet. The resulting efficiency ratios were 49.20% for the nine months ended September 30, 2002 compared with 46.92% for the corresponding period of the prior year. Diluted earnings per common share were $1.28 for the nine months ended September 30, 2002 compared with $1.12 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $31.5 million for the three months ended September 30, 2002 represented a $6.2 million, or 24.3%, increase over net interest income of $25.4 million for the three months ended September 30, 2001. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 6.27% for the three months ended September 30, 2002 from 7.46% for the corresponding period of 2001, primarily due to the decrease in the prime rate on which the majority of our commercial loans are based. The average cost of deposits decreased to 2.08% for the three months ended September 30, 2002 from 3.73% for the three months ended September 30, 2001, primarily due to growth in core deposits and reductions in the interest rate on certificates of deposit, which resulted from a decrease in market interest rates. Interest on earning assets decreased $1.4 million to $50.0 million for the three months ended September 30, 2002, from $51.3 million for the three months ended September 30, 2001. This decrease resulted primarily from decreases in interest earned on commercial loans, partially offset by a $436.4 million increase in average interest-earning assets. This compares with a decrease of $7.5 million in interest expense, to $18.4 million for the three months ended September 30, 2002 from $25.9 million for the three months ended September 30, 2001. This decrease is primarily a result of reductions in market interest rates on interest-bearing deposits, partially offset by a $287.0 million increase in average interest-bearing deposits.

     Net interest income before provision for loan losses of $89.2 million for the nine months ended September 30, 2002 represented a $17.1 million, or 23.7%, increase over net interest income of $72.1 million for the nine months ended September 30, 2001. This increase was primarily due to the increase in commercial loans and growth in core deposits. The yield on interest-earning assets decreased to 6.35% for the nine months ended September 30, 2002 from 7.84% for the corresponding period of 2001, primarily due to the decrease in the prime rate on which the majority of our commercial loans are based. The average cost of deposits decreased to 2.25% for the nine months ended September 30, 2002 from 4.17% for the nine months ended September 30, 2001, primarily due to growth in core deposits and reductions in market interest rates. Interest on earning assets decreased $8.0 million to $145.8 million for the nine months ended September 30, 2002, from $153.7 million for the nine months ended September 30, 2001. This decrease resulted primarily from decreases in interest earned on commercial loans, partially offset by a $446.5 million increase in average interest-earning assets. This compares with a decrease of $25.0 million in interest expense, to $56.6 million for the nine months ended September 30, 2002 from $81.6 million for the nine months ended September 30, 2001. This decrease is primarily a result of reductions in market interest rates on interest-bearing deposits, partially offset by a $329.7 million increase in average interest-bearing deposits.

     Average outstanding loans increased to $2.33 billion for the nine months ended September 30, 2002 from $2.01 billion for the corresponding period of 2001, an increase of $316.4 million, or 15.7%, as a result of the Bank’s continued focus on commercial lending activities. Loan growth during the nine months ended September 30, 2002 was significantly offset by the internal securitizations of residential mortgage (one to four family) and multifamily loans as discussed below. Average commercial loans increased $525.8 million to $2.00 billion for the nine months ended September 30, 2002, from $1.48 billion for the nine months ended September 30, 2001 while average consumer loans decreased $209.4 million to $323.3 million for the nine months ended September 30, 2002, from $532.7 million for the nine months ended September 30, 2001, due primarily to the Company’s internal securitizations of loans discussed below and loan runoff. Average securities increased to $727.1 million for the nine months ended September 30, 2002 from $568.9 million for the same period of 2001, an increase of $158.2 million, or 27.8%, primarily due to the internal securitizations of $188.4 million of residential mortgage (one to four family) loans and $54.1 million of multifamily loans during the nine months ended September 30, 2002. Average interest-bearing deposits increased to $2.43 billion for the nine months ended September 30, 2002 from $2.10 billion in the corresponding period of the prior year. Average noninterest-bearing deposits increased to $146.3 million for the nine months ended September 30, 2002 from $103.3 million for the corresponding period of the prior year, representing an increase of $43.0 million, or 41.6%, as a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.94% for the nine months ended September 30, 2002, up from 3.73% for the corresponding period of 2001. The increase in the net interest margin is a result of ongoing balance sheet restructuring represented by continuing growth in commercial loans and continuing growth in lower-costing core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	September 30,		For the Nine Months Ended				For the Nine Months Ended
	2002		September 30, 2002				September 30, 2001

					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/Cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

	(Dollars in Thousands)
Interest-earning assets:
Loans (1)	6.09%		$2,326,248		$114,942	6.59%	$2,009,890		$124,776	8.28%
Securities	5.69		727,075		30,724	5.63	568,854		27,827	6.52
Other	—		6,919		87	1.67	34,991		1,101	4.20

Total interest-earning assets	5.99		3,060,242		145,753	6.35	2,613,735		153,704	7.84
Noninterest-earning assets	—		46,067			—	43,622		—	—

Total assets	5.86		$3,106,309		$145,753	6.26	$2,657,357		$153,704	7.71

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	1.50		$355,443		$4,146	1.56	$219,299		$3,803	2.31
Savings accounts	1.19		484,686		4,618	1.27	391,628		6,524	2.22
Time deposits	2.62		1,590,471		34,727	2.91	1,489,981		58,593	5.24

Total deposits	2.17		2,430,600		43,491	2.39	2,100,908		68,920	4.37
Borrowings	5.34		259,553		10,421	5.35	256,053		10,617	5.53
Guaranteed preferred beneficial interests in junior subordinated debentures	7.05		43,341		2,688	8.27	30,000		2,109	9.38

Total interest-bearing liabilities	2.57		2,733,494		56,600	2.76	2,386,961		81,646	4.56

Noninterest-bearing deposits			146,270				103,291
Other noninterest-bearing liabilities			32,971				20,469
Stockholders’ equity			193,574				146,636

Total liabilities and stockholders’ equity			$3,106,309				$2,657,357

Net interest income/net interest rate spread (2)	3.43%				$89,153	3.59%			$72,058	3.28%

Net interest-earning assets/net interest margin (3)	3.70%		$326,748			3.88%	$226,774			3.68%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x	1.12	x			1.10	x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

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

     The provision for loan losses of $2.7 million for the three months ended September 30, 2002 is an increase of $658,000 compared to a provision of $2.1 million for the corresponding period of 2001. There were no net charge-offs for the three months ended September 30, 2002, compared with net recoveries of $22,000 for the corresponding period in 2001.

     The provision for loan losses of $6.5 million for the nine months ended September 30, 2002 represented an increase of $2.7 million as compared to a provision of $3.8 million for the corresponding period of the preceding year. At September 30, 2002, the allowance for loan losses was $39.0 million. Net loan charge-offs were $2.1 million for the nine months ended September 30, 2002, compared with net loan recoveries of $109,000 for the corresponding period of 2001.

     Noninterest Income. Noninterest income for the three months ended September 30, 2002 was $2.6 million compared to $1.9 million for the corresponding quarter of 2001, an increase of $741,000, or 40.0%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans and securities. Commercial banking fees increased 43.1% to $1.3 million for the three months ended September 30, 2002 as compared to $882,000 for the corresponding period of 2001, as a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 41.1% to $803,000 for the three months ended September 30, 2002 compared with $569,000 for the corresponding period of 2001, primarily as a result of the increase in the origination and related sale of SBA loans.

     Noninterest income for the nine months ended September 30, 2002 was $8.5 million compared to $4.8 million for the corresponding period of 2001, an increase of $3.7 million or 77.8%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans and securities. Commercial banking fees increased 39.4% to $3.4 million for the nine months ended September 30, 2002 as compared to $2.4 million for the corresponding period of 2001, as a result of increased commercial banking activities, primarily trade finance business. Included in noninterest income for the nine months ended is $2.4 million representing gain on sale of securities. Gain on sale of loans for the nine months ended September 30, 2002 was $1.2 million compared to $1.1 million for the corresponding period of the preceding year.

     Noninterest Expense. Noninterest expense of $19.8 million for the three months ended September 30, 2002 increased $7.7 million, or 63.1%, compared with $12.1 million for the corresponding quarter of 2001. Included in noninterest expense for the three months ended September 30, 2002 is a one-time pre-tax charge of $6.75 million for settlement of legal proceedings. Personnel expenses increased to $6.6 million for the three months ended September 30, 2002, from $5.9 million for the corresponding period of 2001, an increase of $707,000, or 11.9%, primarily due to the additional staffing required to support continued growth of the Bank’s commercial banking business, the opening of the Hong Kong Representative Office in the first quarter of 2002, and increased incentive accruals related to the loan and deposit growth.

     Noninterest expense of $48.1 million for the nine months ended September 30, 2002 increased $12.0 million, or 33.3%, compared with $36.1 million for the corresponding period of 2001. Included in noninterest expense for the nine months ended September 30, 2002 is a one-time pre-tax charge of $6.75 million for settlement of legal proceedings and $1.8 million of related legal expenses associated with the lawsuit for which the settlement is discussed above. As a result of the increase in legal fees, professional fees of $4.7 million for the nine months ended September 30, 2002 increased $2.1 million, compared with $2.6 million for the corresponding period of 2001. Personnel expenses increased to $21.1 million for the nine months ended September 30, 2002, from $18.6 million for the corresponding period of 2001, an increase of $2.5 million, or 13.4%, due to the additional staffing required to support continued growth of the Bank’s commercial banking business, the opening of the Asia Banking and International Divisions during the latter part of 2001, the opening of the Hong Kong Representative Office in the first quarter of 2002, and increased incentive accruals related to the loan and deposit growth.

     Provision for Income Taxes. The provision for income taxes was $4.2 million and $5.2 million on the income before taxes of $11.6 million and $13.0 million for the three months ended September 30, 2002 and 2001, respectively. The effective tax rate for the quarter ended September 30, 2002 was 36.67%, compared with 40.01% for the quarter ended September 30, 2001. The reduction in the effective tax rate in the third quarter of 2002 results primarily from a $350,000 tax benefit resulting from a California state tax law change in which one-half of the cumulative loan losses through December 31, 2001 taken for income tax purposes were forgiven. The Company has recorded this benefit as a permanent difference in calculating its tax provision for the third quarter of 2002.

     The provision for income taxes of $16.9 million and $14.8 million on the income before taxes of $43.1 million and $37.0 million for the nine months ended September 30, 2002 and 2001, respectively, represents effective tax rates of 39.18% and 39.87%, respectively. The reduction in the effective tax rate results primarily from a $350,000 tax benefit resulting from a California state tax law change discussed above.

FINANCIAL CONDITION

     The Company experienced continued asset and core deposit growth during the third quarter of 2002. Total assets at September 30, 2002 were $3.33 billion, an increase of $394.0 million, or 13.4%, from $2.93 billion at December 31, 2001. The growth resulted primarily from increases in the loan portfolio and in securities and investments.

     During the nine months ended September 30, 2002, total loans increased by $176.7 million, or 7.8%, to $2.44 billion, from $2.26 billion at December 31, 2001. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. The growth was offset by the internal securitizations of $188.4 million of residential mortgage (one to four family) loans and $54.1 million of multifamily loans during the nine months ended September 30, 2002. Total commercial loans grew to $2.21 billion at September 30, 2002, from $1.82 billion at December 31, 2001, as a result of new commercial loan commitments of $932.1 million, offset by principal repayments and the internal securitization of multifamily loans. Residential mortgage (one to four family) loans decreased to $219.5 million at September 30, 2002 from $430.1 million at December 31, 2001, primarily due to principal repayments and internal securitizations. New loan commitments of $1.05 billion for the nine months ended September 30, 2002 were comprised of $932.1 million of commercial loans and $114.0 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $788.7 million at September 30, 2002, an increase of $195.3 million, or 32.9%, from $593.4 million at December 31, 2001, as a result of the internal securitization of loans and purchases of additional securities for liquidity purposes.

     Total past due loans were 0.84% of total loans at September 30, 2002, compared with 0.64% at December 31, 2001. Nonperforming assets were $3.2 million, or 0.09%, of total assets at September 30, 2002, compared with nonperforming assets of $991,000, or 0.03%, of total assets at December 31, 2001. The allowance for loan losses was $39.0 million at September 30, 2002, an increase of $4.4 million from $34.6 million at December 31, 2001. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the nine months ended September 30, 2002 and increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At September 30, 2002		At December 31, 2001

	Amount	%	Amount	%

		(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$915,926	37.45%	$798,882	35.22%
Secured by real estate-multifamily	892,424	36.49	677,271	29.86
Construction	180,242	7.37	182,558	8.05
Commercial business	218,148	8.92	163,628	7.21

Total commercial loans	2,206,740	90.23	1,822,339	80.34

Consumer:
Residential mortgage (one to four family)	219,498	8.97	430,057	18.96
Other	19,525	0.80	16,003	0.70

Total consumer loans	239,023	9.77	446,060	19.66

Total gross loans	2,445,763	100.00%	2,268,399	100.00%

Net deferred loan origination fees	(4,802)		(4,096)

Loans	2,440,961		2,264,303
Allowance for loan losses	(38,966)		(34,550)

Net loans	$2,401,995		$2,229,753

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Bank holds substantially all of its loan originations in portfolio, except for the guaranteed portion of Small Business Administration (“SBA”) loans which are generally sold in the secondary market. The Company also sells from time-to-time portions of the unguaranteed SBA loans but always retains a minimum of 5% of the loan amount, in accordance with the SBA guidelines.

     Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates which are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-rate repricing semiannually. Residential mortgage (one to four family) loans may be adjustable-rate repricing semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $2.03 billion, an increase of $325.2 million, or 19.1%, from $1.70 billion at December 31, 2001. Fixed-rate loans decreased $147.8 million, or 26.2%, to $417.1 million, or 17.1% of gross loans at September 30, 2002, compared with $564.9 million, or 24.9% of the gross loans at December 31, 2001. At September 30, 2002, total gross loans included $192.2 million of intermediate fixed-rate loans compared with $221.6 million at December 31, 2001, a decrease of $29.4 million, or 13.3%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$258,830	$210,078
Secured by real estate-multifamily (1)	369,068	167,117
Construction	145,580	146,227
Commercial business	158,592	181,024

Total commercial loans	932,070	704,446

Consumer:
Residential mortgage (one to four family) (1)	89,031	69,104
Home equity and other	25,010	12,823

Total consumer loans	114,041	81,927

Total new commitments	$1,046,111	$786,373

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $3.2 million at September 30, 2002 compared to $991,000 at December 31, 2001.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At September 30,	At December 31,
	2002	2001

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate — nonresidential	$—	$—
Secured by real estate-multifamily	—	210
Construction loans	2,389	—
Commercial business	554	—

Total commercial	2,943	210

Consumer
Residential mortgage (one to four family)	214	781

Total consumer	214	781

Total nonaccrual loans	3,157	991

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$3,157	$991

Nonperforming assets to total assets	0.09%	0.03%
Nonaccrual loans to loans	0.13	0.04
Nonperforming assets to loans and OREO	0.13	0.04
Loans	$2,440,961	$2,264,303

Gross income not recognized on nonaccrual loans	$225	$24
Accruing loans contractually past due 90 days or more	$852	$1,269

     Total nonperforming assets were $3.2 million at September 30, 2002, an increase of $2.2 million, from $991,000 at December 31, 2001. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at September 30, 2002 or December 31, 2001.

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

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Balance at beginning of period	$34,550	$28,901
Provision for loan losses	6,516	3,789
Loans charged off	(2,126)	(30)
Recoveries	26	139

Balance at end of period	$38,966	$32,799

Allowance for loan losses to loans	1.60%	1.53%
Annualized net charge-offs (recoveries) to average loans	0.12%	(0.01)%

     Securities. Securities (including available-for-sale and held-to-maturity) increased during the nine months of 2002 by $195.3 million, or 32.9%, to $788.7 million at September 30, 2002 from $593.4 million at December 31, 2001. The increase in securities resulted primarily from purchases for liquidity purposes and internal securitization of residential mortgage (one to four family) and multifamily loans for capital management purposes.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At September 30, 2002		At December 31, 2001

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$62,350	$57,272	$100,327	$89,929
Federal Agency Notes	12,235	12,246	36,507	36,378
Asset-backed Securities	4,186	4,185	12,018	12,012

Total investment securities available for sale	78,771	73,703	148,852	138,319

Mortgage-backed securities available for sale:
FNMA	341,326	350,287	206,902	206,777
GNMA	193,358	199,757	145,091	145,395
FHLMC	52,996	52,508	47,747	46,928
Other	48,200	48,790	4,504	4,502

Total mortgage-backed securities available for sale	635,880	651,342	404,244	403,602

Total investment and mortgage-backed securities available for sale	$714,651	$725,045	$553,096	$541,921

Investment securities held to maturity:
Municipals	$62,674	$66,096	$50,444	$49,667

Mortgage-backed securities held to maturity:
Other	950	950	1,028	1,028

Total investment and mortgage-backed securities held to maturity	$63,624	$67,046	$51,472	$50,695

     As of September 30, 2002, the carrying value of the securities was $778.3 million and the market value was $792.1 million. The total unrealized gain on these securities was $13.8 million. Of this total, $10.4 million relates to securities, which are available for sale on which the unrealized gain, net of tax, is included as an addition to stockholders’ equity. The difference between the carrying value and market value of securities which are held to maturity, aggregating a gain of $3.4 million, has not been recognized in the financial statements as of September 30, 2002. The unrealized net gains are the result of movements in market interest rates.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $2.75 billion at September 30, 2002, which represented an increase of $283.5 million, or 11.5%, from $2.47 billion at December 31, 2001. Core deposit balances increased by $191.4 million, or 21.8%, and time deposits increased by $92.1 million, or 5.8%, during this period. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At September 30, 2002, 61.1% of our deposits were time deposits, 19.0% were savings accounts, and 19.9% were NOW, demand deposit and money market accounts. By comparison, at December 31, 2001, 64.4% of deposits were time deposits, 18.3% were savings accounts, and 17.3% were NOW, demand deposit and money market accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At September 30, 2002, less than 2% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 20% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 2002, is $855.2 million of deposits of $100,000 or greater. Such deposits comprise 31.1% of total deposits. At September 30, 2002, the Bank had no brokered deposits. The majority of the time deposits as of September 30, 2002 mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At September 30, 2002		At December 31, 2001

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
NOW, demand deposits and money market accounts	$547,894	1.04%	$427,338	1.19%
Savings accounts	520,566	1.19	449,735	1.41
Time deposits:
Less than $100,000	826,024	2.50	871,754	3.62
$100,000 or greater	855,177	2.75	717,325	3.80

Total time deposits	1,681,201	2.62	1,589,079	3.70

Total deposits	$2,749,661	2.04%	$2,466,152	2.85%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At September 30, 2002, the Bank had $258.0 million of advances outstanding and $238.0 million outstanding at December 31, 2001.

     Included in the $258.0 million of FHLB advances as of September 30, 2002 were $9.0 million of short-term advances, which mature within one year. Of the $249.0 million in long-term advances, $33.0 million mature between 2004 and 2008. An additional $216.0 million mature in 2008 with provisions which allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of September 30, 2002, $136.0 million of these advances may be terminated at the option of the FHLB.

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

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Nine Months Ended
	September 30,

	2002	2001

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$10,656	$17,106
Maximum amount outstanding at any month end	42,500	39,177
Balance outstanding at end of period	9,000	—
Weighted average interest rate during the period	4.23%	6.64%
Weighted average interest rate at end of period	4.63%	—%
Weighted average remaining term to maturity at end of period (in years)	—	—
FRB direct investment borrowings:
Average balance outstanding	$—	$947
Maximum amount outstanding at any month end	—	10,000
Balance outstanding at end of period	—	—
Weighted average interest rate during the period	—%	5.56%
Weighted average interest rate at end of period	—%	—%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$248,896	$238,000
Maximum amount outstanding at any month end	253,000	238,000
Balance outstanding at end of period	249,000	238,000
Weighted average interest rate during the period	5.40%	5.52%
Weighted average interest rate at end of period	5.36%	5.46%
Weighted average remaining term to maturity at end of period (in years)	5	7

     Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures. Through September 30, 2002, the Company has issued a total of $71.0 million of junior subordinated debentures, including $25.0 million issued in the third quarter of 2002. Additionally, $38.0 million was issued subsequent to September 30, 2002. A portion of the proceeds from the issuances were used primarily to provide additional capital for the Bank and for general business purposes. In addition, a portion of the proceeds have been set aside to fund a portion of the Company’s acquisition of the Bank of Canton of California (BCC). (See Item 5. Other Information.)

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2002, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2002 was 11.25%, as compared with 10.91% at December 31, 2001. The ratio of Tier I capital (as defined in the regulations) to average assets (as defined) of the Bank at September 30, 2002 was 7.32% as compared with 7.26% at December 31, 2001. The Company’s capital ratios are approximately those of the Bank, and similarly the Company is categorized as “Well Capitalized.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2001 on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company, under the supervision and with the participation of the Company's management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14 and have determined that such controls and procedures are effective. Since the date of the evaluations, there have been no significant changes in the Company's internal controls or other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     Corporate Developments. On July 3, 2002, the Company announced receipt of definitive agreements from certain Bank of Canton of California (BCC) shareholders for it to acquire 25% of the outstanding shares of BCC. On August 28, 2002, the Company announced that it had entered into stock purchase agreements with certain BCC shareholders to acquire substantially all of the remaining 75% of the outstanding shares of BCC. The acquisition of substantially all of the outstanding shares of BCC has been approved by the Board of Directors of the Company and is subject to approval by applicable bank regulatory agencies. The Company has received approval from the Federal Deposit Insurance Corporation (FDIC). Bank of Canton of California had total assets of $1.45 billion at June 30, 2002. BCC will merge into the Company’s subsidiary, United Commercial Bank, immediately upon the completion of the acquisition. The Company anticipates issuing approximately 1.3 million shares to close the purchase of the 25% portion of BCC. Under the terms of the agreements, the Company will purchase substantially all of the remaining 75% of the outstanding shares of BCC for approximately $169 million in cash. The total transaction is anticipated to close in the fourth quarter of 2002.

     On September 23, 2002, the Company announced that it had signed a definitive agreement to acquire a branch of Broadway National Bank in Brooklyn, N.Y. Under the terms of the agreement, the Company would acquire the deposit portfolio of the branch, which totaled $12.8 million as of June 30, 2002. In addition, the Company would purchase certain fixed assets, including the branch facility. The closing of this acquisition is anticipated to occur in the fourth quarter of 2002.

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

UCBH HOLDINGS, INC

Date: October 23, 2002	/s/ Thomas S. Wu

Thomas S. Wu Chairman, President and Chief Executive Officer (principal executive officer)

Date: October 23, 2002	/s/ Jonathan H. Downing

Jonathan H. Downing Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)

CERTIFICATIONS

I, Thomas S. Wu, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of UCBH Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/ Thomas S. Wu

Thomas S. Wu Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Jonathan H. Downing, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of UCBH Holdings, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 23, 2002

/s/ Jonathan H. Downing

Jonathan H. Downing Executive Vice President, Chief Financial Officer and Treasurer