Form 10-K
period 2002-12-31
UCBH HOLDINGS INC
filed 2003-02-25
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

Commission File No.: 000-24947

UCBH HOLDINGS, INC.

(exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3072450 (I.R.S. Employer Identification No.)

711 VAN NESS AVENUE, SAN FRANCISCO, CALIFORNIA (Address of principal executive offices)	94102 (Zip Code)

Registrant’s telephone number, including area code: (415) 928-0700

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, PAR VALUE $0.01 PER SHARE
(Title of class)

PREFERRED STOCK PURCHASE RIGHTS
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [✓] No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $870,360,777 and is based upon the last sales price as quoted on The Nasdaq Stock Market for February 24, 2003.

As of February 24, 2003, the Registrant had 21,022,369 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the April 24, 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
Market Area
Current Banking Services
Subsidiaries of the Company and the Bank
Lending Activities
Deposits
Competition
Historical Operations
Supervision and Regulation
Employees
Availability of Exchange Act Reports on the Company’s Web Site
Executive Officers of the Registrant
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit 3.2
Exhibit 13.0
Exhibit 21.0
Exhibit 23.1

FORM 10-K

PART I	Item 1.	Business	1
		Market Area	1
		Current Banking Services	1
		Subsidiaries of the Company and the Bank	2
		Lending Activities	2
		Deposits	5
		Competition	5
		Historical Operations	6
		Supervision and Regulation	7
		Employees	11
		Availability of Exchange Act Reports on the Company’s Web Site	12
		Executive Officers of the Registrant	12
	Item 2.	Properties	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II	Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15
	Item 6.	Selected Financial Data	15
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	15
	Item 8.	Financial Statements and Supplementary Data	15
	Item 9.	Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure	15

PART III	Item 10.	Directors and Executive Officers of the Registrant	16
	Item 11.	Executive Compensation	16
	Item 12.	Security Ownership of Certain Beneficial Owners and Management	16
	Item 13.	Certain Relationships and Related Translations	16
	Item 14.	Controls and Procedures	16

PART IV	Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	17
Signatures			19
Certifications			20

Exhibit 3.2

Exhibit 13.0

Exhibit 21.0

Exhibit 23.1

     Certain statements contained in this annual report on Form 10-K, including without limitation, statements containing the words “confident that,” “believes,” “plans,” “expects,” “anticipates,” and words of similar import, constitute “forward-looking statements” within the meaning of applicable law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the Company operates; demographic changes; the ability of the Company to assimilate recent acquisitions; competition; fluctuations in market interest rates; changes in business strategies; changes in governmental regulations; changes in credit quality and other risks and other uncertainties including those detailed in the reports filed by the Company with the Securities and Exchange Commission (the “SEC”). Given these risks and uncertainties, undue reliance should not be placed on such forward-looking statements.

PART I

Item 1. Business

     UCBH Holdings, Inc. (“UCBH”, the “Company,” “we,” “us,” or “our”) is a Delaware corporation incorporated in 1998 that is registered with the Board of Governors of the Federal Reserve System as a bank holding company. We conduct our principal business through our wholly-owned banking subsidiary, United Commercial Bank (“UCB” or the “Bank”), which makes up almost all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

     In 2002, we increased our presence in California and opened our first branch in New York. On October 28, 2002, we acquired all of the outstanding shares of Bank of Canton of California, a California banking corporation (“BCC”). BCC was merged into the Bank. BCC was a Chinese-focused commercial bank headquartered in San Francisco, with offices in the Bay Area and metropolitan Los Angeles. BCC was founded in 1937 as a California-based institution whose mission was to serve the Chinese communities in San Francisco. On December 13, 2002, the Bank purchased certain assets and assumed certain liabilities of a branch of Broadway National Bank, a national banking association (“BNB”) located in Brooklyn, New York. We intend to continue to grow within our existing markets, to branch into or acquire financial institutions in existing markets, and to branch into or acquire financial institutions in other markets consistent with our capital requirements and management abilities.

Market Area

     We concentrate on marketing our services in the San Francisco Bay area, which includes the City of San Francisco, the South Bay, and the East Bay, the Sacramento/Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area have grown rapidly. Based on Census 2000, there were 4.2 million Asians living in California, and there were also approximately 240,000 Asians and Pacific Islanders living in San Francisco County, which is approximately 31% of the total population of the county.

     We currently have 42 offices in the State of California, one office in Brooklyn, New York, and one representative office in Hong Kong, SAR, China. Our Northern California locations include 29 offices and we have 13 offices in Southern California. Our new business is approximately equally divided between Northern and Southern California. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. We are the leading financial institution focused on serving the ethnic Chinese community within the United States.

Current Banking Services

     Through our branch network, we provide a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

     We offer the following deposit products:

•	Business checking, savings and money market accounts

•	Personal checking, savings and money market accounts

•	Time deposits (certificates of deposit)

•	Individual Retirement Accounts (IRAs)

     We offer a full complement of loans, including the following types of loans:

•	Commercial real estate loans (residential and nonresidential)

•	Construction loans to small- and medium-sized developers for construction of single family homes, multifamily and commercial properties

•	Commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million

•	Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers

•	Loans guaranteed by the Small Business Administration (“SBA”)

•	Residential real estate loans

•	Home equity lines of credit

     We provide a wide range of specialized services, including international trade services for business clients, MasterCard and Visa merchant deposit services, cash management services and e-business services. We also provide trade finance facilities for customers involved in the import and/or export of goods between Asia and California.

     We maintain an Internet portal, www.ibankUNITED.com. This interactive site, available in both English and Chinese versions, provides easy access to business and personal online banking services, a trade finance management system and a number of other features. Visitors to the site can track a stock portfolio, make travel arrangements, shop, and get up-to-the-minute information about events in their local community. We believe our portal serves as a strong platform to promote the Bank, delivers advanced products and e-business services, and provides new sources of fee income.

Subsidiaries of the Company and the Bank

     The Company has eight wholly-owned subsidiaries, including the Bank. The seven subsidiaries other than the Bank are special purpose trusts formed by the Company for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures.

     The Bank has five wholly-owned subsidiaries. Two of the five subsidiaries, Bank of Canton of California Building Corporation and California Canton International Bank (Cayman) Limited were acquired in the BCC transaction. Bank of Canton of California Building Corporation holds the property at 555 Montgomery Street in San Francisco, California. California Canton International Bank (Cayman) Limited provides banking services and has deposits of $1.3 million as of December 31, 2002 and assets consisting of Fed funds and securities. Of the remaining three subsidiaries of the Bank, two are inactive and one acts as a trustee under deeds of trust securing promissory notes held by the Bank.

Lending Activities

     Underwriting and Credit Administration. Our Board of Directors has established basic lending policies. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited loan approval authority to certain officers of the Bank. The Board requires that the collateral for all real estate loans be valued by an approved independent outside real estate appraiser. Any loan requests over individual officer limits must be approved by the President. All loan growth results from internal originations. Although the Bank participates in loans with other banks, it does not buy whole loans from third parties or brokers.

     Our Credit Review Committee, which includes Thomas S. Wu (Chairman, President and Chief Executive Officer or “CEO”), Jonathan H. Downing (Executive Vice President and Chief Financial Officer or “CFO”), William T. Goldrick (Executive Vice President and Chief Credit Officer or “CCO”), Sylvia Loh (Executive Vice President and Director of Commercial Banking) and Peter C. Sim (First Vice President and Risk Manager), among others, reviews and ratifies all loans over $750,000. Individual loans over $5.0 million and all loans bringing a borrower’s aggregate loan over $5.0 million are reviewed and ratified by the Board of Directors.

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

     Loan Portfolio. At December 31, 2002, our loan portfolio was composed of the following loans:

	(Dollars	Percentage
	in Millions)	of Gross Loans

Commercial real estate loans	$1,279.8	42%
Multifamily mortgage loans	914.6	30
Construction loans	216.2	7
Commercial business loans	261.8	9
Residential mortgage (one to four family) loans	311.1	10
Other consumer loans	49.4	2

Total	$3,032.9	100%

     Commercial Lending — General.  Our Commercial Banking Division is staffed with experienced commercial lending officers. Below is a description of the types of commercial loans that we offer.

     Commercial Real Estate (Nonresidential) Mortgages. We originate medium-term commercial real estate loans that are secured by commercial or industrial buildings. These properties are either used by their owners for business purposes (known as owner-user properties) or have income derived from tenants (known as investment properties).

     We solicit borrowers in the following ways:

•	Through referrals from our branch offices

•	Through direct solicitation of borrowers and real estate brokers by our commercial lending officers

•	Through referrals from existing customers

     At December 31, 2002, we had approximately 1,402 commercial real estate loans with a total balance of approximately $1.28 billion.

     During the year ended December 31, 2002, new commercial real estate loan commitments were $355.7 million, as compared to $310.1 million for 2001, and $248.4 million for 2000. At December 31, 2002, we had $151.7 million of commercial real estate loans in our pipeline. However, there is no assurance that all the loans in the pipeline will close.

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

     Multifamily Mortgages. We originate multifamily mortgage loans that are generally secured by five- to 50-unit residential buildings. Substantially all of our multifamily mortgage loans are secured by properties located in our primary market area. We obtain full credit information on multifamily mortgage borrowers and independently verify their income and assets. We also consider their ability to manage the multifamily property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate multifamily mortgage loans. Our adjustable-rate multifamily loans are generally fixed for either one or six months and then adjust every six months based upon the LIBOR index. Multifamily loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

     At December 31, 2002, we had approximately 1,808 multifamily mortgage loans with an aggregate outstanding principal balance of $914.6 million. The average balance of such a loan was $506,000. At December 31, 2002, multifamily loans were approximately 30% of our total loans. We originated $480.9 million of multifamily loans during 2002, as compared to $256.8 million in 2001, and $128.6 million in 2000.

     Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 2002, we had approximately 181 outstanding construction loans, with an aggregate principal balance of $216.2 million. The average balance of such loans was $1.2 million. New construction commitments were $269.8 million in 2002, $251.7 million in 2001, and $202.5 million in 2000.

     We generally originate construction loans in amounts up to 70% of either the appraised value of the property, as improved, or the sales price, whichever is lower. The funds are disbursed on a percentage of completion basis or as construction thresholds are met. We normally require the guarantee of principals of corporate or partnership borrowers. Construction loans have adjustable interest rates tied to the prime rate. Construction loans are generally prime based, are written for a one-year term and may have up to a one-year renewal option.

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

     Commercial Business Loans. We provide commercial business loans to customers for working capital purposes and loans to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review and generally the Bank obtains security interests in inventory and accounts receivable. Equipment loans have terms of up to five years, and are secured by the underlying equipment. Interest rates are normally based on the prime rate. During 2002, new commercial business loan commitments were $193.8 million, as compared to $205.9 million in 2001 and $96.1 million in 2000.

     Unlike mortgage loans, which are secured by real estate for which a value can be determined more easily, commercial business loans involve more risk because repayment is substantially dependent on the cash flow of the borrowers’ business. Also, any collateral securing the loan may depreciate, may be difficult to value, or may fluctuate in value depending on the success of the business.

     Commercial Lines of Credit. We provide commercial lines of credit to small- and medium-sized companies to finance their accounts receivable and inventory on a short-term basis (less than one year) and/or to finance their equipment and working capital on a long-term basis (over one year).

     Commercial lines of credit generally have a higher degree of risk than does commercial real estate lending. For commercial lines of credit, the repayment is generally based upon the borrower’s successful operation of business and/or collection of accounts receivable. Such lines are generally supported by first priority liens on accounts receivable and inventory and may be also supported by first priority liens on equipment. Further, commercial lines are guaranteed by the business owners and are sometimes supported by junior liens on other real estate assets.

     Generally, we structure our short-term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

     Small Business Loans. We also originate and fund loans that qualify for guaranty issued by the Small Business Administration (“SBA”). The Bank has been designated as a Preferred Lender Program (“PLP”) lender by the SBA. As a PLP lender, the Bank can approve small business loans on behalf of the SBA, thus providing a more expeditious loan processing time frame for our borrowers. Currently, the SBA normally guarantees from 75% to 85% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that small business loans be secured by inventories and receivables or by real property, if commercial real estate is being financed. Small business loans originated during 2002, 2001, and 2000 are reported in commercial real estate, commercial business, and construction loans. During 2002, we originated $46.2 million of small business loans as compared to $35.1 million in 2001 and $20.5 million in 2000.

     Consumer Lending — General. We make consumer loans, primarily residential mortgage (one to four family) loans for our customers. We also provide home equity loans.

     Residential Mortgages (One to Four Family). Although we have placed our primary emphasis on the origination of commercial loans, we also originate consumer loans to meet the needs of our retail customer base. The majority of our consumer loan originations are residential mortgage (one to four family) loans. We originated $128.4 million of residential mortgage (one to four family) loans in 2002, $126.3 million in 2001, and $34.7 million in 2000. The increase in loan originations in 2002 reflects the refinance activity resulting from the low market interest rates.

     We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Our fixed-rate loans have terms of 15 or 30 years. Intermediate fixed-rate mortgages have fixed interest rates for three or five years, and then adjust annually thereafter. We also offer ARM loans, with interest rates that are fixed for six months and then readjust every six months.

     At December 31, 2002, we had approximately 1,750 residential mortgage (one to four family) loans, totaling $311.1 million. At that date, the balance of an average residential mortgage (one to four family) loan in our portfolio was approximately $178,000.

     Home Equity Lines of Credit (“HELOC”) and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate. At December 31, 2002, we had approximately $41.7 million residential mortgage HELOCs and other consumer loans totaling $7.6 million. At that date, the balance of an average residential mortgage HELOC and other consumer loans in our portfolio was approximately $14,000.

Deposits

     Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates that we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 2002, less than 8% of our deposits were held by customers located outside of the United States. Additionally, the 100 depositors with the largest aggregate account balances held less than 17% of our total deposits. At December 31, 2002, our weighted average cost of deposits was 1.90%.

Competition

     The banking and financial services industry in California, and in our market areas, is highly competitive. The industry has become increasingly competitive due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

•	Commercial banks

•	Savings and loan associations

•	Securities and brokerage companies

•	Mortgage companies

•	Insurance companies

•	Finance companies

•	Money market funds

•	Credit unions

•	Other nonbank financial service providers

     Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. To compete with these financial services providers, we rely on local promotional activities, personal relationships established by our officers, directors and bilingual employees with customers, and specialized services tailored to meet our customers’ needs.

     We compete for deposits in the ethnic Chinese markets with other banks that serve the Asian community in California. We believe that we have three major competitors targeting the ethnic Chinese market in California. These competitors have branch locations in many of the same neighborhoods, provide similar services, and market their services in similar Asian publications and media in California. Additionally, there are numerous competitors who do not target the ethnic Chinese market in California with whom we compete.

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

     We realigned responsibilities among senior management, and hired new officers who had experience in commercial banking and in small business lending within our market area. In January 1998, Thomas S. Wu was appointed the President and Chief Executive Officer of the Bank and assumed the responsibility of successfully shifting our business focus to commercial banking services and products. Mr. Wu has over 20 years of diversified domestic and international commercial banking experience. On October 10, 2001, Mr. Wu was appointed Chairman, in addition to being President and Chief Executive Officer of the Company and the Bank. Sylvia Loh was appointed head of the newly established Commercial Banking Division in January 1996. She also has over 20 years of commercial banking and trade finance experience with major financial institutions. In January 1997, William T. Goldrick was recruited and appointed Senior Vice President and Chief Credit Officer to establish commercial lending policies and procedures and to strengthen our credit evaluation. He has over 40 years of commercial banking experience.

     In 1996, we established the Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in the ethnic Chinese communities. Since its establishment, we recorded approximately $1.99 billion in new commercial loan commitments. To support our commercial banking activities, we implemented a commercial banking data processing system that replaced our previous system that was designed for thrift institutions. The installation was completed in February 1998. We also opened a commercial, construction and small business lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers with commercial lending experience and a group of three small business banking officers, all previously affiliated with one of the leading lenders focusing on small business lending to Asians, to staff the new office. Additionally, we transferred the Director of Construction Lending to the Pasadena office to cultivate new construction lending relationships in Southern California.

     In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a savings bank to a California-chartered commercial bank, and UCBH Holdings, Inc. became a bank holding company.

     In April 1998, in a private offering the Company issued common stock to various purchasers raising $128.6 million, net of issue costs. In conjunction with the private offering pursuant to the terms of an Exchange and Redemption Agreement with selling stockholders, $120.0 million of the proceeds was exchanged for all of the shares of Common Stock then owned by the selling stockholders. Following the Company’s offering, the Company’s stock began trading on Nasdaq under the UCBH ticker on November 5, 1998.

     In 2000, we established two new divisions to further our commercial banking presence. In June 2000, we established the Asia Banking Division to build new and strengthen existing relationships with clients doing business in Asia, primarily in Hong Kong, China and Taiwan. Joseph Kwok was appointed Director of Asia Banking of the newly established Division. He has over 35 years of commercial banking experience. The International Banking Division was established in December 2000 to enhance UCB’s presence in the international trade finance community and to promote the Bank as a full-service provider in that arena. Unlike larger financial institutions, we provide a greater degree of personalized service, responding and adapting more quickly to customer needs.

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

     In 2002, we increased our presence in California through the acquisition of BCC which had done business in California for over sixty years and, like the Bank, had deep roots in the Chinese community of San Francisco. We also established a branch presence in Brooklyn, New York through the acquisition of certain assets and assumption of certain liabilities of BNB. Additionally in 2002, we opened a representative office in Hong Kong to further strengthen the international trade finance capabilities offered to our California-based customers who conduct business with companies in Hong Kong, SAR, and Taiwan.

Supervision and Regulation

     Introduction

     Both UCBH Holdings, Inc., as a bank holding company, and United Commercial Bank, as a commercial bank, are extensively regulated under both federal and state law. The following is a summary but not a complete description of certain laws and regulations that govern the activities of the Company and the Bank.

     Regulation of the Company

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiaries (Delaware and Connecticut special purpose trusts). The Company is also a bank holding company under California law, and is subject to examination by the California Department of Financial Institutions (the “DFI”).

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

     As a registered bank holding company, the Company is required to obtain the approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act prohibits the Company from acquiring any voting shares of, or interest in, all or substantially all of the assets of a bank located outside the State of California, unless such an acquisition is specifically authorized by the laws of the state in which such bank is located. Any such interstate acquisition is also subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

     The Company and any subsidiaries which it may acquire or organize are deemed to be “affiliates” of the Bank within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates and on investments by the Bank in affiliates’ stock.

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

     As a company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on the Nasdaq, the Company is also subject to regulation by the SEC and the Nasdaq.

     Regulation of the Bank

     Bank Regulators. The Bank is a California state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable legal limits. The Bank is supervised, examined and regulated by the Commissioner of the DFI, as well as by the FDIC. Either of these regulators may take remedial action if it determines that the financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank’s operations are unsatisfactory. Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such actions against the Bank in the past.

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

     Other Regulations. The activities of the Bank as a consumer lender also are subject to regulations under various federal laws, including the Truth in Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Electronic Fund Transfer and the Fair Debt Collection Practices Acts, the USA PATRIOT Act, as well as various state laws. These statutes impose requirements on the making, enforcement, and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Deposit Insurance Assessments

     The FDIC charges an annual assessment ranging from 0 basis points to 27 basis points on domestic deposits for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. An institution’s premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC. Legislation has been introduced in Congress that, if enacted, would require among other things that all depository institutions pay some deposit insurance premiums. The Bank, being considered well capitalized, was charged no assessment by the FDIC insurance premium for the year ended December 31, 2002.

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (“SAIF”) and to repay outstanding bonds that were issued to recapitalize the SAIF’s predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions. After January 1, 2001, banks must contribute towards paying off the financing bonds, including interest. In 2002, the cost to the Bank was $0.02 per $100 of deposits.

     Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its “risk-based capital ratio.” Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required. As of December 31, 2002, the Bank’s risk-based capital ratio was 11.52%.

     The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital.

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

     In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). Although the minimum leverage ratio of Tier I capital to total assets is 3%, to maintain high regulatory ratings banks must have a minimum Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2002, the Bank’s Tier I leverage ratio was 7.57%.

     The Bank was in compliance with the risk-weighted capital and leverage ratios at December 31, 2002. For further discussion of the Bank’s capital, see Liquidity and Capital Resources under “Management’s Discussion and Analysis” incorporated in Part II hereof by reference to the Company’s 2002 Annual Report to Shareholders.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take “prompt corrective action” against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established the following capital categories to implement these provisions:

•	Well-capitalized has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

•	Adequately capitalized has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system).

•	Undercapitalized has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system).

•	Significantly undercapitalized has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

•	Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

     Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution’s capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

     As of December 31, 2002, the Bank was classified as a well-capitalized institution under the definitions.

     Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered non-member bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage and small business lending operations of the CRA. Federal regulators are required to provide a written examination report of an institution’s CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. Based on the last examination conducted by the FDIC in 2000, the Bank’s CRA rating was “Outstanding.”

     Gramm-Leach-Bliley Financial Modernization Act of 1999

     Effective March 12, 2000, the Gramm-Leach-Bliley Act (the “Act”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

     Bank holding companies that can qualify as “financial holding companies” can now, among other matters, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the Act.

     In order for a commercial bank to affiliate with a securities firm or an insurance company pursuant to the Act, its bank holding company must qualify as a financial holding company. A bank holding company will qualify if (i) its banking subsidiaries are “well capitalized” and “well managed” and (ii) it files with the Board of Governors a certification to such effect and a declaration that it elects to become a financial holding company. The Bank Holding Company Act now permits financial holding companies to engage in activities, and acquire companies engaged in activities, that are financial in nature or incidental to such financial activities. Financial holding companies are also permitted to engage in activities that are complementary to financial activities if the Board of Governors determines that the activity does not pose a substantial risk to the safety or soundness of depository institutions or the financial system in general.

     The Act also requires that federal financial institutions and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These new regulations require, in general, that financial institutions (1) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (2) may not disclose customer account numbers except to consumer reporting agencies; and (3) must give prior disclosure of their privacy policies before establishing new customer relationships.

     USA PATRIOT Act

     Under the USA PATRIOT Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA PATRIOT Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

     During 2002, the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued regulations to implement the provisions of the USA PATRIOT Act. To date, it has not been possible to predict the impact and USA PATRIOT Act and its implementing regulations may have on the Company and the Bank.

     Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the SEC. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

     The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exception from such prohibitions for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Bank’s authority to extend credit to affiliates, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to affiliates based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Neither the Company nor the Bank has ever made a loan to an executive officer or director, nor do they intend to change this policy.

Employees

     At December 31, 2002, we had 597 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Availability of Exchange Act Reports on the Company’s Web Site

     Our Internet address is www.ucbh.com. We make available free of charge through our Internet web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of the executive officers of the Company and the Bank as of February 21, 2003. There are no family relationships between any director or executive officer and any other director or executive officer of the Company or the Bank.

Name	Age	Position with the Company and the Bank

Thomas S. Wu	44	Chairman, President and Chief Executive Officer
Louis E. Barbarelli	60	Executive Vice President and Chief Information Officer
Jonathan H. Downing	51	Executive Vice President and Chief Financial Officer
William T. Goldrick	71	Executive Vice President and Chief Credit Officer
Joseph Kwok	61	Senior Vice President and Director of Asia Banking
Dennis A. Lee	60	Senior Vice President and Corporate Counsel
Gabriel Li	58	Senior Vice President and Director of Operations
Sylvia Loh	47	Executive Vice President and Director of Commercial Banking
Deanne Miller	54	Senior Vice President and Director of Human Resources
Nelson Yuen	53	Senior Vice President and Director of Retail Banking

     Mr. Thomas S. Wu was appointed Chairman, President, and Chief Executive Officer of UCBH and UCB on October 10, 2001. Prior to this appointment, he served as President and Chief Executive Officer of UCB effective January 1, 1998. Prior to that appointment, Mr. Wu was the Executive Vice President and Director of UCB as of September 25, 1997. Mr. Wu was elected President and Chief Executive Officer of UCBH effective March 26, 1998, and as a director of UCBH on April 17, 1998. Previously, Mr. Wu was the Director of Customer Care for Pacific Link Communications Limited in Hong Kong where he was responsible for formulating and implementing customer care, customer retention, and customer communications strategies.

     Mr. Louis E. Barbarelli was appointed Executive Vice President and Chief Information Officer of UCBH and UCB effective July 1, 2002. Previously, Mr. Barbarelli served as Senior Vice President and Chief Information Officer of UCBH and UCB effective February 1, 2002. Prior to that appointment, he served as Senior Vice President, Chief Information Officer and Director of Operations of UCBH and UCB effective January 1, 2000. Prior to that appointment, he served as Senior Vice President and Director of Operations and Systems of UCB since August 1993.

     Mr. Jonathan H. Downing was appointed Executive Vice President and Chief Financial Officer of UCBH and UCB effective January 9, 2003. Prior to his appointment, he served as Executive Vice President, Chief Financial Officer and Treasurer of UCBH and UCB effective January 1, 2002. Prior to that appointment, he served as Senior Vice President and Chief Financial Officer of UCBH and UCB since 1989.

     Mr. William T. Goldrick has been Executive Vice President and Chief Credit Officer of UCBH and of UCB since July 1, 2002. Prior to that appointment, he served as Senior Vice President and Chief Credit Officer of UCB since January 1997 and of UCBH since April 1998. Previously, Mr. Goldrick was the Senior Vice President, Senior Credit Officer for America California Bank; Chief Lending Officer for National American Bank; First Vice President-Manager Loan Administration for MBANK; Vice President-Credit Policy and Vice President-Senior Credit Officer for Asia for Crocker National Bank. Mr. Goldrick has also held various international banking positions with Citibank.

     Mr. Joseph Kwok has been the Senior Vice President and Director of Asia Banking of UCBH and of UCB since June 30, 2000. Prior to his appointment, he served as Vice President of the Asia Banking Center of Bank of America, San Francisco, since July 1, 1998. Prior to that, he served as Senior Vice President and Managing Director of the Asia Banking Division at the Bank of San Francisco since July 1, 1996.

     Mr. Dennis A. Lee has been Senior Vice President and Corporate Counsel of UCBH and UCB since January 1, 2001. Prior to that appointment, he served as Vice President and Corporate Counsel of UCBH and UCB since 1993.

     Mr. Gabriel Li has been Senior Vice President and Director of Operations of UCBH and UCB since February 1, 2002. Previously, Mr. Li was Executive Vice President and Chief Financial Officer of Guaranty Bank of California from April 1993 to January 2002. Prior to that, he served as Executive Vice President and Chief Operations Officer of Security Pacific Asian Bank, previously known as the Bank of Canton Ltd. in Hong Kong since April 1974. Mr. Li has also held various operations positions at Citibank, Hong Kong since January 1963.

     Ms. Sylvia Loh has been an Executive Vice President and Director of Commercial Banking of UCBH and UCB since July 1, 2002 and joined UCB as Vice President and Head of Commercial Banking in January 1996. From 1992 to 1996, Ms. Loh held the position of Vice President, Relationship Manager, Bank of America, International Trade Division.

     Ms. Deanne Miller has been Senior Vice President and Director of Human Resources of UCBH and UCB since May 22, 1997.

     Mr. Nelson Yuen has been Senior Vice President and Director of Retail Banking of UCBH and UCB since September 3, 2002. Prior to this appointment, Mr. Yuen was the Director of Investment Services of Chun Tin Holdings, Ltd., Hong Kong from 1999 to 2002; the General Manager of Concord Bank PR China from 1995 to 1998; the Managing Director and Chief Executive of Delta Asia Financial Group; and Hang Seng Bank in Macau from 1993 to 1995. Previously, Mr. Yuen was Senior Vice President and Head of Retail Banking Division from 1990 to 1992 and Vice President Pacific Rim Business Development from 1987 to 1990 of Standard Chartered Bank of Canada. He was the Liability Product Manager from 1985 to 1987, the Zone Controller from 1982 to 1985, the Branch Manager from 1980 to 1982, and the Marketing Loan Officer from 1977 to 1980 of Standard Chartered Bank, Hong Kong.

Item 2. Properties

     The Company’s principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company’s and the Bank’s headquarters and is owned by the Bank. As a result of the BCC acquisition, the Company acquired an office building at 555 Montgomery Street in San Francisco, California. The Bank owns six branch facilities and leases substantially all of its remaining branch and office facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

     At December 31, 2002, the Company premises and equipment were comprised of the following (dollars in thousands):

Office building at 555 Montgomery Street, San Francisco, California	$51,502
Office building at 711 Van Ness Avenue, San Francisco, California	14,514
Aggregate book value of all other premises and equipment	15,681

Item 3. Legal Proceedings

     On October 8, 2000, Far East National Bank (“Far East”) sued United Commercial Bank in San Francisco Superior Court for losses it allegedly suffered as a result of funding a commercial line of credit to Top 1 International Trading and Investment, Inc. Far East alleged that in 1998 UCB did not fully disclose to Far East Top 1’s creditworthiness when Far East refinanced the Top 1 loan. UCB denied Far East’s allegations. On July 26, 2002, a San Francisco jury awarded Far East $3.0 million in compensatory damages and $6.0 million in exemplary damages. On September 30, 2002, UCB settled the suit with Far East for $6.75 million, without admitting liability.

     Management is not currently aware of any other litigation that will have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Information on the principal market for and trading price of the Company’s common stock, the number of holders of such stock, and dividend payments is incorporated by reference from page 36 and from Note 11 on page 60 of the Company’s 2002 Annual Report to Shareholders.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference to page 15 of the Company’s 2002 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated by reference to pages 16 through 36 of the Company’s 2002 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated by reference to pages 35 to 36 of the Company’s 2002 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference to pages 37 through 74 of the Company’s 2002 Annual Report to Shareholders. See Item 15 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Independent Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K with respect to identification of directors is incorporated by reference from the information contained in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2003 (the “Proxy Statement”), to be filed pursuant to Regulation 14A within 120 days after the close of the Company’s 2002 fiscal year. For information with respect to the executive officers of the Company, see “Executive Officers of the Registrant” at the end of Item 1 of Part I of this report.

Item 11. Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Executive Compensation,” “Summary Compensation Table,” “Option Grants During Year Ended December 31, 2002” and “Aggregate Year-End Option/SAR Exercises and Values” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Form 10-K is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners,” “Election of Directors” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Controls and Procedures

     Within 90 days prior to the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14 and have determined that such controls and procedures are effective. Since the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

     (1)  The report of independent accountants and the following consolidated financial statements of the Company are incorporated herein by reference to the 2002 Annual Report to Shareholders. Page number references are to the 2002 Annual Report to Shareholders.

Page of Annual Report

UCBH Holdings, Inc.
Report of Independent Accountants	37
Consolidated Balance Sheets at December 31, 2002 and 2001	38
Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000	39
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000	40
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000	41
Notes to Consolidated Financial Statements	42 to 73
Unaudited Supplemental Information	74

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

(3)	Exhibits:

The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc., as amended and restated

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures**

4.2	Form of Certificate of Series B Junior Subordinated Debenture**

4.3	Certificate of Trust of UCBH Trust Co.**

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.**

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.**

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities**

4.7	Rights Agreement dated as of January 28, 2003****

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	UCBH Holdings, Inc. 1998 Stock Option Plan***

13.0	2002 Annual Report to Shareholders

21.0	Subsidiaries of UCBH Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

*	Incorporated herein by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated herein by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-4 filed with the SEC on July 1, 1998 (SEC File No. 333-58335).

***	Incorporated herein by reference to the Exhibit of the same number in the Company’s Form 10-Q for the quarter ended June 30, 1999 filed with the SEC on August 6, 1999 (SEC File No. 0-24947).

****	Incorporated herein by reference to Exhibit 1 of the Company’s current report on Form 8-K filed with the SEC on January 29, 2003 (SEC File No. 0-24947).

(b)	Reports on Form 8-K

     On November 11, 2002, the Company filed a current report on Form 8-K reporting that on October 28, 2002, the Company acquired BCC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2003	UCBH HOLDINGS, INC.

	By	/s/ Jonathan H. Downing

Jonathan H. Downing Executive Vice President, Chief Financial Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name		Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President, Chief Executive Officer, and Director (principal executive officer)	February 25, 2003

/s/ Jonathan H. Downing Jonathan H. Downing	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	February 25, 2003

/s/ Li-Lin Ko Li-Lin Ko	Director	February 25, 2003

/s/ Ronald S. McMeekin Ronald S. McMeekin	Director	February 25, 2003

/s/ Michael Tun Zan Michael Tun Zan	Director	February 25, 2003

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	February 25, 2003

/s/ Joseph S. Wu Joseph S. Wu	Director	February 25, 2003

CERTIFICATIONS

I, Thomas S. Wu, certify that:

     1.     I have reviewed this annual report on Form 10-K of UCBH Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	/s/ Thomas S. Wu

Thomas S. Wu Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, Jonathan H. Downing, certify that:

     1.     I have reviewed this annual report on Form 10-K of UCBH Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	/s/ Jonathan H. Downing

Jonathan H. Downing Executive Vice President and Chief Financial Officer