Form 10-Q
period 2003-03-31
UCBH HOLDINGS INC
filed 2003-05-12
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[✓]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 9, 2003, the Registrant had 42,208,606 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1-3
	Notes to Consolidated Financial Statements	4-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Changes in Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 5.	Other Information	22
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS		25-26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At March 31,	At December 31,
	2003	2002

	(unaudited)
Assets
Cash and due from banks	$54,516	$58,954
Investment and mortgage-backed securities available for sale, at fair value	1,339,284	1,469,387
Investment and mortgage-backed securities, at cost (fair value $202,925 at March 31, 2003, and $114,582 at December 31, 2002)	199,378	111,994
Federal Home Loan Bank Stock and other equity securities	31,284	40,162
Loans	3,095,664	3,027,810
Allowance for loan losses	(49,727)	(48,865)

Net loans	3,045,937	2,978,945

Accrued interest receivable	21,184	22,641
Premises and equipment, net	81,663	81,697
Goodwill	45,878	46,052
Intangible assets	10,083	10,734
Other assets	30,676	33,070

Total assets	$4,859,883	$4,853,636

Liabilities
Deposits	$4,025,414	$4,006,813
Borrowings	291,336	353,374
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000	136,000
Accrued interest payable	11,628	11,659
Other liabilities	97,420	63,423

Total liabilities	4,561,798	4,571,269

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 90,000,000 shares at March 31, 2003, and at December 31, 2002, shares issued and outstanding 42,136,762 at March 31, 2003, and 42,018,728 at December 31, 2002	211	210
Additional paid-in capital	125,143	124,440
Accumulated other comprehensive income	11,193	9,053
Retained earnings-substantially restricted	161,538	148,664

Total stockholders’ equity	298,085	282,367

Total liabilities and stockholders’ equity	$4,859,883	$4,853,636

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended
	March 31,

	2003	2002

Interest income:
Loans	$44,174	$38,005
Funds sold and securities purchased under agreements to resell	8	25
Investment and mortgage-backed securities	18,600	9,352

Total interest income	62,782	47,382

Interest expense:
Deposits	17,891	15,401
Short-term borrowings	212	98
Guaranteed preferred beneficial interests in junior subordinated debentures	2,009	802
Long-term borrowings	3,371	3,309

Total interest expense	23,483	19,610

Net interest income	39,299	27,772
Provision for loan losses	990	887

Net interest income after provision for loan losses	38,309	26,885

Noninterest income:
Commercial banking fees	1,549	997
Service charges on deposits	507	371
Gain on sale of loans and securities	1,549	451
Miscellaneous income	107	100

Total noninterest income	3,712	1,919

Noninterest expense:
Personnel	11,125	7,564
Occupancy	1,191	1,338
Data processing	1,121	776
Furniture and equipment	767	637
Professional fees and contracted services	1,665	1,229
Deposit insurance	164	107
Communication	239	154
Foreclosed assets	2	—
Intangible amortization	595	—
Miscellaneous expense	2,931	1,938

Total noninterest expense	19,800	13,743

Income before taxes	22,221	15,061
Income tax expense	8,293	5,993

Net income	$13,928	$9,068

Basic earnings per share	$0.33	$0.23
Diluted earnings per share	$0.32	$0.22
Dividends declared per share	$0.03	$0.03

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Three Months Ended
	March 31,

	2003	2002

Operating activities:
Net income	$13,928	$9,068
Adjustments to reconcile net income to net cash provided by (used for) Operating activities:
Provision for loan losses	990	887
Increase in accrued interest receivable	1,457	262
Amortization of purchase price adjustment	(1,397)	—
Amortization of core deposit intangible	595	—
Depreciation and amortization of premises and equipment	1,255	637
Decrease (increase) in other assets	2,411	(5,837)
Increase in other liabilities	32,689	8,031
(Decrease) increase in accrued interest payable	(31)	948
Gain on sale of loans, securities and other assets	(1,548)	(451)
Other, net	2,854	432

Net cash provided by operating activities	53,203	13,977

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	144,527	49,727
Purchases	(104,611)	(127,988)
Sales	106,910	57,049
Called	34,635	13,334
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	9,560	68
Purchases	(87,669)	(4,438)
Loans originated and purchased, net of principal collections	(162,917)	(102,457)
Proceeds from the sale of loans	45,566	14,066
Purchases of premises and other equipment	(1,116)	(223)

Net cash used in investing activities	(15,115)	(100,862)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	57,839	88,240
Net decrease in time deposits	(37,960)	(10,352)
Net (decrease) increase in borrowings	(61,920)	20,000
Proceeds from issuance of common stock	565	1,060
Payment of cash dividend on common stock	(1,050)	(774)
Proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	—	10,000

Net cash provided by financing activities	(42,526)	108,174

Net (decrease) increase in cash and cash equivalents	(4,438)	21,289
Cash and cash equivalents at beginning of period	58,954	32,606

Cash and cash equivalents at end of period	$54,516	$53,895

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,514	$18,662
Cash paid during the period for income taxes	3,638	2,580
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	$49,569	$64,317

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Organization

     UCBH Holdings, Inc. (the “Company” or “UCBH”) is a bank holding company that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California.

     Basis of Presentation

     The Consolidated Balance Sheet as of March 31, 2003; the Consolidated Statements of Income for the three months ended March 31, 2003, and 2002; and the Consolidated Statements of Cash Flows for the three months ended March 31, 2003, and 2002, have been prepared by the Company and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2002. In the opinion of management, such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     Principles of Consolidation and Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The wholly-owned subsidiaries include special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures. These trusts are consolidated in the Company’s financial statements.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     Recent Accounting Pronouncements

     Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN No. 46”) “Consolidation of Variable Interest Entities.” This interpretation applies immediately to variable interest entities (“VIE”) in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE in which an enterprise holds a variable interest that is acquired before February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. In effect, FIN No. 46 applies broader criteria than just voting rights in determining whether controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

     The Company does not expect adoption of FIN No. 46 to have a material impact on the financial condition or operating results of the Company. All entities have been consolidated into the financial statements of the Company.

2. Earnings Per Share

     On January 9, 2003, the Company declared a two-for-one stock split in the legal form of a stock dividend for shareholders of record as of March 31, 2003, which was payable on April 8, 2003. Accordingly, the financial statements for both periods presented have been restated to reflect the impact of the stock split, and the numbers of issued and outstanding shares of the Company’s common stock at March 31, 2003, and at December 31, 2002, set forth on the consolidated balance sheets take into account the stock split. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$13,928	42,075,342	$0.33	$9,068	38,898,112	$0.23
Dilutive potential common shares	—	1,970,890		—	1,722,686

Diluted:
Net income and assumed conversion	$13,928	44,046,232	$0.32	$9,068	40,620,798	$0.22

3. Comprehensive Income

     Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 2003, total comprehensive income was $16.1 million, an increase of $9.5 million compared to the three months ended March 31, 2002. Net income for the three months ended March 31, 2003, was $13.9 million, and unrealized gains on available-for-sale securities increased by $2.1 million. For the corresponding period of 2002, net income was $9.1 million, and unrealized losses on available-for-sale securities increased by $2.5 million.

4. Goodwill and Intangible Assets

     On October 28, 2002, the Company acquired all of the outstanding shares of Bank of Canton of California, a California banking corporation (“BCC”), and on December 13, 2002, the Company acquired certain assets and assumed certain liabilities of a branch of Broadway National Bank in Brooklyn, New York. The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 147 “Acquisition of Certain Financial Institutions, an amendment to FAS No. 72, FAS No. 144, and FIN No 9” (“SFAS No. 147”), which states that business combinations, other than mutual enterprises of financial institutions, should be accounted for under SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”).

     In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. Intangible assets are recorded on the balance sheet at March 31, 2003, in the amount of $56.0 million, consisting of goodwill of $45.9 million and a core deposit intangible of $10.1 million.

     In accordance with SFAS No. 142, goodwill will not be expensed over a fixed period of time, but will be tested for impairment on a regular basis. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets, namely core deposit intangibles of $10.1 million, are amortized over their estimated period of benefit determined to be seven years. At March 31, 2003, core deposit intangible gross carrying amount was $10.9 million and the associated accumulated amortization was $822,000.

     In accordance with SFAS No 142, intangible assets, including goodwill, will be reviewed annually to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at March 31, 2003, or at December 31, 2002.

5. Segment Information

     The Company defines its reportable segments to reflect the Company’s method of internal reporting, which disaggregates its business into two reportable segments: Commercial Banking and Consumer Banking. These segments serve businesses and consumers, primarily in the state of California. Historically, our customer base has been primarily the ethnic Chinese communities located mainly in the San Francisco Bay area, Sacramento/Stockton and Greater Los Angeles.

     The financial results of the Company’s operating segments are presented on an accrual basis. There are no significant differences between the accounting policies of the segments and the Company’s consolidated financial statements. The Company evaluates the performance of its segments and allocates resources to them based on interest income, interest expense and net interest income. There are no material intersegment revenues.

     The following is segment information of the Company for the three months ended March 31, 2003, and 2002:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended
March 31, 2003:
Net interest income (before provision for loan losses)	$23,701	$15,598	$39,299
Segment net income	10,986	2,942	13,928
Segment total assets	2,714,739	2,145,144	4,859,883
March 31, 2002:
Net interest income (before provision for loan losses)	$17,216	$10,556	$27,772
Segment net income	7,013	2,055	9,068
Segment total assets	1,906,175	1,149,589	3,055,764

     The $45.9 million goodwill was assigned to the consumer segment in the amount of $33.5 million and the commercial segment in the amount of $12.4 million.

6. Stock Option Plans

     In May 1998, the Company adopted a Stock Option Plan (“Plan”) that provides for the granting of stock options to eligible officers, employees and directors of the Company and the Bank. The Plan was amended in April 1999 and April 2001 to increase the number of shares reserved for issuance pursuant to the Plan from 2,613,332 shares to 7,466,664 shares on a post-split basis. The Plan was amended in April 2003 to increase the number of shares reserved for issuance pursuant to the Plan from 7,466,664 shares to 9,567,600 shares, on a post-split basis.

     In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement establishes a new fair value based accounting method for stock-based compensation for plans and encourages, but does not require, employers to adopt the new method in place of the provisions of Accounting Principles Board Release No. 25 (“APB No. 25”). Companies may continue to apply the accounting provisions of APB No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS No. 123 for all grants issued after 1994. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensations — Transition and Disclosure” (“SFAS No 148”) which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects on interim financial information.

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

	March 31, 2003	March 31, 2002

	(Dollars in Thousands,
	Except Earnings Per Share)
Net income:
As reported	$13,928	$9,068
Pro forma	12,935	8,113
Basic earnings per share:
As reported	$0.33	$0.23
Pro forma	0.31	0.21
Diluted earnings per share:
As reported	$0.32	$0.22
Pro forma	0.29	0.20

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the three months ended March 31, 2003, and 2002:

	March 31, 2003	March 31, 2002

Dividend yield	0.60%	0.40%
Volatility	17.07%	30.45%
Risk-free interest rate	3.12%	4.31%
Expected lives (years)	6.5	6.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include projections or other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events or the future financial performance of the Company or the Company’s wholly-owned subsidiary, United Commercial Bank (the “Bank”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: whether or not the proposed acquisition of First Continental Bank (“FCB”) actually occurs; the ability of the Company and the Bank to integrate Bank of Canton of California and FCB with their current operations and to achieve the efficiencies anticipated; the ability of the Company and the Bank to assimilate Broadway National Bank and to meet the competitive challenges of a new market; general economic and business conditions in those areas in which the Company or the Bank operates; demographic changes; competition; fluctuations in market conditions, including interest rates; changes in business strategies; changes in governmental regulations; changes in credit quality; and other risks and uncertainties including those detailed in the documents the Company files from time to time with the Securities and Exchange Commission. Further description of the risks and uncertainties are included in detail in the Company’s most recent quarterly and annual reports, including the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2003, and 2002 and financial condition at March 31, 2003, and at December 31, 2002. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

CORPORATE DEVELOPMENT

     On April 3, 2003, the Company announced that it had signed a definitive merger agreement under which it will acquire privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California. Under terms of the agreement, FCB would merge into the Company’s subsidiary, UCB, and the Company would issue approximately 2.3 million shares on a post-split basis in exchange for all of the outstanding shares of FCB. The transaction is subject to the approval by FCB’s shareholders and regulatory agencies. FCB had $333.9 million in assets and $303.1 million in deposits at December 31, 2002. Although the FCB transaction is expected to be slightly accretive to earnings, the principal reason for the acquisition is to strengthen the Company’s franchise in Southern California. The closing of this acquisition is anticipated to occur in the third quarter of 2003.

CRITICAL ACCOUNTING POLICIES

     A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

     The Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period.

     Allowance for Loan Losses. The allowance for loan losses covers the commercial and consumer loan portfolio. The allowance for loan losses is intended to adjust the value of the Company’s loan assets for probable credit losses inherent at the balance sheet date in accordance with GAAP. The methodology for calculating the allowance involves significant judgment. First and foremost, it involves early detection of credits that are deteriorating. Second, it involves management’s judgment to derive loss factors.

     The Company uses a risk grading system to determine the credit quality of its loans. Loans are reviewed for information affecting the obligor’s ability to fulfill its obligations. In assessing the risk grading of a particular loan, the factors considered include the obligor’s debt capacity and financial flexibility, the level of earnings of the borrowers, the amount and sources of repayment, the level and nature of contingencies, management strength, the quality of the collateral, and the industry in which the borrower operates. These factors are based on an evaluation of historical information as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk grading of a particular loan, but which are not currently an explicit part of the Company’s methodology, could affect the risk grade assigned to that loan.

     Management also applies judgment to derive loss factors associated with each credit facility. These loss factors are considered by type of obligor. Whenever possible, the Company uses its own historical loss experience or independent verifiable data to estimate the loss factors. Many factors can affect management’s estimates of a loss factor. The application of different loss factors will change the amount of the allowance for credit losses determined to be appropriate by the Company. Given the process the Company follows in determining risk grading of its loans, management believes the current risk gradings assigned to loans are appropriate.

     Management’s judgments are also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace. A separate component, the unallocated component, is maintained to cover these uncertainties and the imprecision of the allowance methodology stemming from the high degree of subjectivity and judgment in the methodology.

     Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses was reasonable given the processes for determining each component of the allowance, which are applied consistently from period to period.

     Fair Value of Certain Assets. Certain assets of the Company are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period as they are impacted by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets, subsequently discovering that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Company arrives at estimates of fair value as follows:

Available for Sale Securities: The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangibles Assets: As discussed in Note 4 to the Consolidated Financial Statements, which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Alternative Methods of Accounting. The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry. As such, there are few alternatives available to the Company in its accounting for items of income or expense or for assets and liabilities. The main area where choices are available is as follows:

Stock Options: When the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the Black-Scholes model for pricing options. Effective with this interim reporting, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 6 on an interim basis as required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of Small Business Administration (“SBA”) loans, and the gain on sale of securities, and other transactional fees. The Company seeks to generate additional fees in connection with the shift in its business focus to commercial banking. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended March 31, 2003, increased by $4.9 million, or 53.6%, to $13.9 million, compared to $9.1 million for the corresponding period of the preceding year. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended March 31, 2003, were 19.22% and 1.16%, respectively. This compares with annualized ROE and ROA ratios of 20.13% and 1.22%, respectively, for the three months ended March 31, 2002. The decrease in ROE is attributable to a decreased net interest margin which was impacted by the assets and liabilities acquired in the October 28, 2002 acquisition of Bank of Canton of California (“BCC”), which had a significantly lower net interest margin than the Company. The Company plans to continue restructuring the BCC assets acquired by reducing the concentration of securities and increasing the amount of commercial loans. The resulting efficiency ratios were 46.03% for the three months ended March 31, 2003, compared with 46.29% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.32 for the three months ended March 31, 2003, compared with $0.22 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $39.3 million for the three months ended March 31, 2003, represented a $11.5 million, or 41.5%, an increase over net interest income of $27.8 million for the three months ended March 31, 2002. This increase was primarily due to an increase in balance sheet size, which was driven by the securities portfolio growth from the BCC acquisition and internal securitizations, and growth of commercial loan portfolio through organic loan generation. The loan yield decreased from 6.70% for the three months ended March 31, 2002, to 5.76%, and the cost of deposits also decreased from 2.48% to 1.79% for the three months ended March 31, 2003.

     Interest on earning assets increased $15.4 million to $62.8 million for the three months ended March 31, 2003, up from $47.4 million for the three months ended March 31, 2002. This increase resulted primarily from increases in average interest-earning assets in connection with the BCC acquisition and organic commercial loan growth. The Company had a $3.9 million increase in interest expense, to $23.5 million for the three months ended March 31, 2003, up from $19.6 million for the three months ended March 31, 2002. This increase is primarily a result of an increase of $1.38 billion in average interest-bearing deposits as a result of the acquisition of deposits in connection with the BCC acquisition and organic deposit generation, partially offset by reductions in market interest rates on interest-bearing deposits.

     Average outstanding loans increased to $3.07 billion for the three months ended March 31, 2003, from $2.27 billion for the corresponding period of 2002, an increase of $797.4 million, or 35.1%, as a result of the Bank’s continued focus on commercial lending activities and the addition of loans from the BCC acquisition in 2002. Loan growth during the three months ended March 31, 2003, was offset by the internal securitization of multifamily loans as discussed below. Average commercial loans increased $850.0 million to $2.71 billion for the three months ended March 31, 2003, up from $1.86 billion for the three months ended March 31, 2002. Average consumer loans decreased $52.7 million to $360.0 million for the three months ended March 31, 2003, down from $412.7 million for the three months ended March 31, 2002, due to principal prepayments.

     Average securities increased to $1.54 billion for the three months ended March 31, 2003, up from $663.0 million for the same period of 2002, an increase of $878.9 million, or 132.6%. This increase was primarily due to the addition of securities from the BCC acquisition and internal securitizations of loans throughout 2002 and the securitization of $49.6 million of multifamily loans during the three months ended March 31, 2003. This increase was partially offset by loan sales and principal payments during the three months ended March 31, 2003.

     Average interest-bearing deposits increased to $3.74 billion for the three months ended March 31, 2003, up from $2.35 billion in the corresponding period of the prior year as a result of organic deposit generation and the addition of deposits from the BCC acquisition. Average noninterest-bearing deposits increased to $256.6 million for the three months ended March 31, 2003, up from $131.1 million for the corresponding period of the prior year. This increase of $125.5 million, or 95.8%, was a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts and from the acquisition of BCC.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.48% for the three months ended March 31, 2003, as compared to 3.82% for the corresponding period of 2002. The decrease in the net interest margin is a result of the impact of the assets and liabilities acquired in the October 28, 2002, acquisition of BCC, which had a significantly lower net interest margin than the Company. This decrease was partially offset by the continuing growth in commercial loans and in lower-costing core deposits, as a result of the ongoing restructuring of the balance sheet.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	March 31,		For the Three Months Ended				For the Three Months Ended
	2003		March 31, 2003				March 31, 2002

	(Dollars in Thousands)						(Dollars in Thousands)
					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/Cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-earning assets:
Loans (1)	5.80%		$3,067,193		$44,174	5.76%	$2,269,830		$38,005	6.70%
Securities	4.50		1,541,838		18,600	4.83	662,944		9,352	5.64
Other	—		2,605		8	1.23	6,354		25	1.57

Total interest-earning assets	5.36		4,611,636		62,782	5.45	2,939,128		47,382	6.45
Noninterest-earning assets	—		199,719		—	—	42,085		—	—

Total assets	5.15		$4,811,355		$62,782	5.22	$2,981,214		$47,382	6.36

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	1.21		$554,027		$1,717	1.24	$328,674		$1,341	1.63
Savings accounts	1.08		705,172		1,850	1.05	467,048		1,571	1.35
Time deposits	2.27		2,477,917		14,324	2.31	1,558,366		12,489	3.21

Total deposits	1.88		3,737,116		17,891	1.91	2,354,088		15,401	2.62
Borrowings	4.89		329,905		3,583	4.34	255,737		3,407	5.33
Guaranteed preferred beneficial interests in junior subordinated debentures	5.84		136,000		2,009	5.91	36,667		802	8.75

Total interest-bearing liabilities	2.22		4,203,021		23,483	2.23	2,646,492		19,610	2.96

Noninterest-bearing deposits			256,642				131,102
Other noninterest-bearing liabilities			61,827				23,409
Stockholders’ equity			289,865				180,212

Total liabilities and stockholders’ equity			$4,811,355				$2,981,214

Net interest income/net interest rate spread (2)(4)	3.15%				$39,299	3.21%			$27,772	3.49%

Net interest-earning assets/net interest margin (3)(4)	3.37		$408,615			3.41%	$292,636			3.78%

Ratio of interest-earning assets to interest-bearing liabilities	1.11	x	1.10	x			1.11	x

(1) Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

(4) Calculated on a nontax equivalent basis.

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

     For the three months ended March 31, 2003, our provision for loan losses was $990,000, an increase of $103,000 compared to a provision of $887,000 for the corresponding period of 2002. The increase in our provision for the three months ended March 31, 2003, was the result of the following factors:

•	Our overall loan portfolio increased from $2.29 billion at March 31, 2002, to $3.10 billion at March 31, 2003, an increase of $807.5 million or 35.3%. Of this increase, $515.1 million was attributable to loans acquired from the BCC acquisition that had an associated allowance for loan loss of $8.9 million. BCC’s allowance at the acquisition date of $8.9 million was increased by $1.2 million by the Company to reflect a loss from the sale of a problem loan acquired from BCC. The loan was identified during the due diligence process, and the loss was factored into the acquisition cost.

•	We continued to focus on commercial loan origination during 2003, increasing the concentration of commercial lending by 4.6% to 88.6% of total loans from 84.0% in the corresponding period of 2002. Our allowance for loan loss methodology attributes higher loss factors to commercial loans, reflecting the higher inherent risk in that portfolio.

•	Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were less than 2.0% of total loans at March 31, 2003, which was an increase from criticized loans of less than 1.0% of total loans at March 31, 2002.

•	Nonaccrual loans increased from $556,000 at March 31, 2002, to $5.9 million at March 31, 2003. The increase was primarily attributable to two construction loans that were over 90 days past due.

•	There were no changes to the risk factors applied or the methodology employed to derive the provision for loan losses during the three months ended March 31, 2003.

•	Net charge-offs of $128,000 for the three months ended March 31, 2003, were relatively flat as compared to $290,000 for the corresponding period of 2002, and therefore, had minor influence in deriving the provision for loan losses during the three months ended March 31, 2003. The charge-offs in the three months ended March 31, 2003, related primarily to consumer lending.

     Noninterest Income. Noninterest income for the three months ended March 31, 2003, was $3.7 million compared to $1.9 million for the corresponding quarter of 2002, an increase of $1.8 million, or 93.4%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans and securities. Commercial banking fees increased 55.4% to $1.5 million for the three months ended March 31, 2003, as compared to $997,000 for the corresponding period of 2002, a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 243.5% to $1.5 million for the three months ended March 31, 2003, compared with $451,000 for the corresponding period of 2002. Of this $1.5 million gain, $853,000 is represented by gain on sale of SBA loans, which is higher than historical trends due to the sale of the unguaranteed segment of SBA loans during the three months ended March 31, 2003.

     Noninterest Expense. Noninterest expense of $19.8 million for the three months ended March 31, 2003, increased $6.1 million, or 44.1%, compared with $13.7 million for the corresponding quarter of 2002. Personnel expenses increased to $11.1 million for the three months ended March 31, 2003, up from $7.6 million for the corresponding period of 2002, an increase of $3.6 million, or 47.1%. This increase is primarily due to the additional staffing resulting from the BCC acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Included in noninterest expense is core deposit intangible amortization of $595,000 for the three months ended March 31, 2003. The core deposit intangible was recorded in connection with the acquisitions of BCC and the New York branch.

     Provision for Income Taxes. The provision for income taxes was $8.3 million and $6.0 million on the income before taxes of $22.2 million and $15.1 million for the three months ended March 31, 2003 and 2002, respectively. The effective tax rate for the quarter ended March 31, 2003, was 37.32%, compared with 39.79% for the quarter ended March 31, 2002. The lower effective tax rate reflects the realization of Enterprise Zone tax benefits from lending activities associated with the BCC acquisition and the increased municipal securities portfolio. Enterprise Zones are areas in California designated by the California Technology, Trade and Commerce Agency as being economically depressed. Taxpayers that conduct business activities within these boundaries may qualify for special tax benefits.

FINANCIAL CONDITION

     The Company experienced continued asset and core deposit growth during the first quarter of 2003. Total assets at March 31, 2003, were $4.86 billion, an increase of $6.2 million, up from $4.85 billion at December 31, 2002. The growth resulted primarily from increases in the loan portfolio netted against decreases in securities and investments.

     During the three months ended March 31, 2003, total loans increased by $67.9 million, or 2.2%, to $3.10 billion, up from $3.03 billion at December 31, 2002. This growth was led by an increase in commercial loans due to the Bank’s continuing focus on originating such loans. The growth was offset by the internal securitization of $49.6 million of multifamily loans during the three months ended March 31, 2003. Total commercial loans grew to $2.75 billion at March 31, 2003, up from $2.67 billion at December 31, 2002, as a result of new commercial loan commitments of $299.7 million, offset by principal repayments and the internal securitization of multifamily loans. Residential mortgage (one to four family) loans decreased to $354.6 million at March 31, 2003, down from $360.4 million at December 31, 2002, primarily due to principal repayments. New loan commitments of $340.2 million for the three months ended March 31, 2003, were comprised of $299.7 million of commercial loans and $40.5 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $1.54 billion at March 31, 2003, a decrease of $42.7 million, or 2.7%, from $1.58 billion at December 31, 2002. This decrease was the result of sales of $106.9 million and principal repayments and securities calls of $188.7 million, partially offset by purchases of $192.3 million and an internal securitization of $49.6 million.

     Total past due loans were 0.68% of total loans at March 31, 2003, compared with 0.88% at December 31, 2002. Nonperforming assets were $5.9 million, or 0.12%, of total assets at March 31, 2003, compared with nonperforming assets of $4.7 million, or 0.10%, of total assets at December 31, 2002. The allowance for loan losses was $49.7 million at March 31, 2003, an increase of $862,000 from $48.9 million at December 31, 2002. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the three months ended March 31, 2003, the increased concentration in commercial loans, and the increase in Criticized loans and nonperforming loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At March 31, 2003		At December 31, 2002

	Amount	%	Amount	%

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,303,720	42.04%	$1,279,809	42.20%
Secured by real estate-multifamily	942,838	30.40	914,630	30.16
Construction	235,245	7.58	216,218	7.13
Commercial business	264,700	8.54	261,787	8.63

Total commercial loans	2,746,503	88.56	2,672,444	88.12

Consumer:
Residential mortgage (one to four family)	306,916	9.90	311,067	10.25
Other	47,702	1.54	49,372	1.63

Total consumer loans	354,618	11.44	360,439	11.88

Total gross loans	3,101,121	100.00%	3,032,883	100.00%

Net deferred loan origination fees	(5,457)		(5,073)

Loans	3,095,664		3,027,810
Allowance for loan losses	(49,727)		(48,865)

Net loans	$3,045,937		$2,978,945

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Company originates substantially all of its loans for portfolio retention. The Company also originates and funds loans that qualify for guaranty issued by the SBA. The U.S. government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. government, and the Company bears the credit risk of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell a portion of the unguaranteed segment of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was insignificant as of March 31, 2003, and December 31, 2002.

     Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate and reprice semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, then generally repricing semiannually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $2.59 billion, an increase of $81.6 million, or 3.2%, from $2.51 billion at December 31, 2002. Fixed-rate loans decreased $13.3 million, or 2.5%, to $509.1 million, or 16.4% of gross loans at March 31, 2003, compared with $522.5 million, or 17.2% of the gross loans at December 31, 2002. At March 31, 2003, adjustable-rate loans included $225.4 million of intermediate fixed-rate loans compared with $205.6 million at December 31, 2002, an increase of $19.8 million, or 9.6%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$98,244	$65,859
Secured by real estate-multifamily (1)	114,569	98,863
Construction	43,632	30,877
Commercial business	43,229	49,618

Total commercial loans	299,674	245,217

Consumer:
Residential mortgage (one to four family) (1)	31,919	41,003
Home equity and other	8,591	4,938

Total consumer loans	40,510	45,941

Total new commitments	$340,184	$291,158

(1) For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Loan Securitizations. During the three months ended March 31, 2003, the Company internally securitized $49.6 million of multifamily loans.

     The Company manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Company exchanges either multifamily or residential mortgage (one to four family) loans for FNMA securities. Residential mortgage (one to four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

     These internal securitizations do not have a cash impact to the Company, since selected loans from the Company’s loan portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loan portfolio. The FNMA securities are generally held as AFS securities in the Company’s investment and mortgage backed securities portfolio.

     Through these securitization transactions, the Company also reduces its credit risk. In these securitizations, the Company fully transfers credit risk on the related loans to FNMA. The Company’s yield on the FNMA securities is lower than the average yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for relieving the Company of the credit risk on these loans. Since the Company retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. The Company continues to service the loans included in these securitizations.

     In addition, these securitization transactions improve the Company’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do whole loans.

     Nonperforming Assets and OREO. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income. Nonaccrual loans were $5.9 million at March 31, 2003, compared to $4.7 million at December 31, 2002.

     The following table sets forth information regarding nonperforming assets at the dates indicated:

	At March 31,	At December 31,
	2003	2002

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$—	$—
Secured by real estate-multifamily	—	—
Construction loans	3,856	4,533
Commercial business	1,887	68

Total commercial	5,743	4,601

Consumer
Residential mortgage (one to four family)	112	—
Other	—	53

Total consumer	112	53

Total nonaccrual loans	5,855	4,654

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$5,855	$4,654

Nonperforming assets to total assets	0.12%	0.10%
Nonaccrual loans to loans	0.19	0.15
Nonperforming assets to loans and OREO	0.19	0.15
Loans	$3,095,664	$3,027,810

Gross income not recognized on nonaccrual loans	$108	$211
Accruing loans contractually past due 90 days or more	$2,341	$4,302
Loans classified as troubled debt restructuring but not included above	$57	$—

     Total nonperforming assets were $5.9 million at March 31, 2003, an increase of $1.2 million, up from $4.7 million at December 31, 2002. The increase was primarily attributable to four commercial loans that were over 90 days past due. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at March 31, 2003, or December 31, 2002.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The Company has an established process to determine the adequacy of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and loans analyzed on a pooled basis.

     The Company applies a credit risk grade to each loan based on standardized risk grade categories, which is monitored to ensure timely identification of potential credit weaknesses and appropriate classification of loans. Loans graded Special Mention, Doubtful or Substandard, known collectively as Criticized loans, are evaluated on an individual basis. The Company analyzes these loans for impairment using either a cash flow or collateral based methodology.

     Non-Criticized loans are segmented into pools based on the underlying risks and performance of the portfolio (i.e., based on type of lending and further subdivided by delinquency status). Loss factors are estimated using a combination of loss experience of the Company’s other than criticized loan portfolio and external industry data. These loss factors are applied to the pools on a systematic basis.

     To mitigate imprecision and incorporate the range of probable outcomes inherent in estimates of expected credit losses, the allocated component of the allowance is supplemented by an unallocated component. The unallocated component also incorporates the Company’s judgmental determination of risks inherent in portfolio composition or economic uncertainties and other subjective factors, including industry trends affecting specific portfolio segments that have not yet resulted in changes to individual loan grades. Therefore, the ratio of the allocated to the unallocated components within the total allowance for loan losses may fluctuate from period to period. The allocated and unallocated components represent the total allowance for loan losses that would adequately cover probable losses inherent in the loan portfolio. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

     The Company’s determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, and (5) the Company’s ongoing examination processes and those of its regulators. The Company has an internal credit review function that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s bank subsidiary is subject to examination by its primary regulator, the Federal Deposit Insurance Corporation (“FDIC”). These examinations occur each year and target various activities, including both the loan grading system and specific segments of the loan portfolio.

     The Company considers the allowance for loan losses of $49.7 million adequate to cover losses inherent in its loan portfolio at March 31, 2003.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)
Balance at beginning of period	$48,865	$34,550
Provision for loan losses	990	887
Loans charged off	(144)	(300)
Recoveries	16	10

Balance at end of period	$49,727	$35,147

Allowance for loan losses to loans	1.61%	1.54%
Annualized net charge-offs (recoveries) to average loans	0.02%	0.05%

     Securities. The Company maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and enhance the income of the organization. The portfolio is comprised of two segments: Available For Sale (“AFS”) and Held to Maturity (“HTM”). The Company does not maintain a trading portfolio. The Company carries the AFS portfolio at fair value, with unrealized changes in the fair value of the securities reflected as Accumulated Other Comprehensive Income. At the end of each month, the Company adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Company classifies it either as AFS or HTM. Securities are classified as HTM if the Company has the positive intent and ability to hold such securities to maturity.

     The Company’s portfolio investments are governed by the Asset and Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

     Permitted investments include U.S. Government obligations, agency securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. The Company’s Board has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.

     The securities portfolio (including available-for-sale and held-to-maturity) decreased by $42.7 million, or 2.7%, to $1.54 billion during the three months ended March 31, 2003, down from $1.58 billion at December 31, 2002. The decrease in securities is a result of sales, prepayments and calls of securities totaling $295.6 million, partially offset by purchases of $192.3 million and $49.6 million of FNMA securities received in the internal securitization of multifamily loans.

     The portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for any such borrowings. During the three months ended March 31, 2003, the Company increased its held to maturity portfolio from $112.0 million at December 31, 2002 to $199.4 million. This increase of $87.4 million resulted from purchased securities during the period that were classified as held-to-maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our strong liquidity position and the size of our portfolio. The Company plans from time-to-time to continue to purchase securities for its held-to-maturity portfolio.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At March 31, 2003		At December 31, 2002

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$31,513	$30,686	$62,313	$58,176
Federal Agency Notes	44,021	44,106	45,252	45,304
Asset-backed Securities	3,995	3,940	5,826	5,739
Municipals	90	90	360	360
Foreign Debt Securities	—	—	8,017	8,014

Total investment securities available for sale	79,619	78,822	121,768	117,593

Mortgage-backed securities available for sale:
FNMA	616,986	629,060	577,731	590,373
GNMA	242,969	248,619	280,263	286,153
FHLMC	267,932	269,733	289,094	289,959
Other	112,480	113,050	184,919	185,309

Total mortgage-backed securities available for sale	1,240,367	1,260,462	1,332,007	1,351,794

Total investment and mortgage-backed securities available for sale	$1,319,986	$1,339,284	$1,453,775	$1,469,387

Investment securities held to maturity:
Municipals	$137,196	$140,253	$111,049	$113,637

Mortgage-backed securities held to maturity:
GNMA	61,242	61,732	—	—
Other	940	940	945	945

Total mortgage-backed held to maturity	62,182	62,672	945	945

Total investment and mortgage-backed securities held to maturity	$199,378	$202,925	$111,994	$114,582

     As of March 31, 2003, the carrying value of the securities was $1.52 billion and the market value was $1.54 billion. The total unrealized gain on these securities was $22.8 million. Of this total, $19.3 million relates to securities that are available for sale on which the unrealized gain, net of tax, is included as an addition to stockholders’ equity. The difference between the carrying value and market value of securities, which are held to maturity, aggregating a gain of $3.5 million, has not been recognized in the financial statements as of March 31, 2003. The unrealized net gains are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, an “other than temporary impairment” charge of $787,000 was recorded for trust preferred securities contained in the available-for-sale portfolio due to the downgrading of the issuing banks from rating agencies.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $4.03 billion at March 31, 2003, which represented an increase of $18.6 million from $4.01 billion at December 31, 2002. Core deposit balances increased by $57.8 million, or 3.8% to $1.56 billion at March 31, 2003, compared with $1.50 billion at December 31, 2002. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At March 31, 2003, 61.2% of our deposits were time deposits; 20.9% were NOW, demand deposit and money market accounts; and 17.9% were savings accounts. By comparison, at December 31, 2002, 62.4% of deposits were time deposits; 20.3% were NOW, demand deposit and money market accounts; and 17.3% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At March 31, 2003, less than 9% of the Bank’s deposits were held by customers with addresses located outside the United States. Additionally, at that date, the 100 depositors with the largest aggregate deposit balances comprised less than 17% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 2003, is $1.38 billion of deposits of $100,000 or greater. Such deposits comprise 34.3% of total deposits. The majority of the time deposits as of March 31, 2003, mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At March 31, 2003		At December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

	(Dollars in Thousands)
NOW, demand deposits and money market accounts	$842,976	0.83%	$813,122	0.86%
Savings accounts	719,303	1.08	691,318	1.10
Time deposits:
Less than $100,000	1,082,687	2.19	1,109,633	2.36
$100,000 or greater	1,380,448	2.33	1,392,740	2.53

Total time deposits	2,463,135	2.27	2,502,373	2.45

Total deposits	$4,025,414	1.75%	$4,006,813	1.90%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At March 31, 2003, the Bank had $291.3 million of advances outstanding compared to $353.4 million outstanding at December 31, 2002. During 2002, FHLB advances in the amount of $80.6 million were utilized for the acquisition of BCC. The majority of these short-term advances matured in the first quarter of 2003, contributing to the decrease in advances of $62.0 million during the period.

     Included in the $291.3 million of FHLB advances as of March 31, 2003, were $19.6 million of short-term advances, which mature within one year. Of the $271.8 million in long-term advances, $55.8 million mature between 2005 and 2008. An additional $216.0 million mature in 2008 with provisions that allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of March 31, 2003, $136.0 million of these advances may be terminated at the option of the FHLB.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$56,116	$7,048
Maximum amount outstanding at any month end	83,500	18,220
Balance outstanding at end of period	19,580	9,000
Weighted average interest rate during the period	1.51%	5.56%
Weighted average interest rate at end of period	1.75%	4.63%
Weighted average remaining term to maturity at end of period (in years)	—	1
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$273,789	$248,689
Maximum amount outstanding at any month end	275,835	253,000
Balance outstanding at end of period	271,756	249,000
Weighted average interest rate during the period	4.93%	5.32%
Weighted average interest rate at end of period	5.11%	5.36%
Weighted average remaining term to maturity at end of period (in years)	5	6

     Guaranteed Preferred Beneficial Interests in Junior Subordinated Debentures. The Company established special purpose trusts in 1998, 2001 and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by the Company. The trusts are subsidiaries of the Company and are consolidated with the Company for reporting purposes. Payment of distributions out of the monies held by the trust and payments on liquidation of the trust, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds available. The obligations of the Company under the guarantees and Junior Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries.

     The Company had $136.0 million of Capital Securities outstanding at March 31, 2003, and December 31, 2002. The proceeds of the 2002 issuances were primarily used to fund the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2003, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2003, was 12.07%, as compared with 11.52% at December 31, 2002. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2003, was 7.21% as compared with 7.57% at December 31, 2002. The decrease in the Tier I Capital to average assets ratio in comparison to the increase in the total risk-based capital ratio is due to the impact the acquisition of BCC had on the average balance sheet at December 31, 2002. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     Contractual Obligation and Off-Balance Sheet Arrangements. The following table presents, as of March 31, 2003, the Company’s significant contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due In

						2008 and
	2003	2004	2005	2006	2007	after

	(Dollars in Thousands)
Time deposits	$1,828,940	$602,049	$18,397	$10,229	$2,909	$611
Borrowings	15,580	4,000	6,000	15,945	6,000	243,811
Guaranteed preferred beneficial interests in junior subordinated debentures	—	—	—	—	—	136,000
Lease payment commitments	3,350	3,321	2,641	2,063	1,733	7,286

     The following table presents significant commitments at March 31, 2003 (dollars in millions):

	March 31, 2003	December 31, 2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$81.8	$86.5
Commercial (excluding construction)	290.5	342.1
Construction	175.1	188.6
Letters of credit	42.6	49.1
Commitments to purchase securities	—	17.3
Financial instruments whose notional or contract amounts exceed the the amount of credit risk:
Foreign exchange contracts receivable	2.4	10.2
Foreign exchange contracts payable	2.4	10.2

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are usually secured by inventories or by deposits held at the Company. Foreign exchange contracts are contracts to purchase or sell currencies in the over-the-counter market. Such contracts can be either for immediate or forward delivery. The Bank purchases or sells foreign exchange contracts in order to hedge a balance sheet or off-balance sheet foreign exchange position. Additionally, the Bank purchases and sells foreign exchange contracts for customers, as long as the foreign exchange risk is fully hedged with an offsetting position.

     Liquidity. As a financial institution, we must maintain sufficient levels of liquid assets at all times to meet our cash flow needs. The A/L Policy of the Company, as approved by the Board of Directors, requires the Company to maintain liquidity in an amount necessary to meet its business needs. The A/L Policy further specifies that certain measures of liquidity be met and reported periodically to the Board. The Board evaluates the adequacy of the Company’s available liquidity based upon current business trends. Further, the Company projects its liquidity resources and requirements twelve months forward and demonstrates to the Board how it will continue to meet the Board-specified liquidity requirements during that period.

     The Company has not recently experienced, nor does it anticipate, any material changes in its liquidity resources or on its demands for such resources, which may result from existing commitments.

     The Company has not recently experienced, nor does it anticipate experiencing, any material changes in its capital resources. The Company maintains total borrowing capacity of approximately $928.1 million, of which $638.5 million was available for use as of March 31, 2003.

     The Company does not have any off-balance sheet financing arrangements as of March 31, 2003, and December 31, 2002.

     Capital Resources. The Company completed the acquisition of BCC on October 28, 2002. In December 2002, the Company completed the purchase of a branch of Broadway National Bank in New York (“BNB”). The total assets of BCC were $1.45 billion, including loans of $515.1 million and securities of $865.0 million. The total deposits of BCC were $1.25 billion. In conjunction with the BCC acquisition, the Company issued 1.3 million of new common shares to certain BCC shareholders who held in the aggregate 25% of outstanding shares of BCC. The acquisition was also funded with $168.8 million in cash. The Company raised cash for this acquisition through the issuance of $90.0 million of Guaranteed Beneficial Interests in Junior Subordinated Debentures and by borrowing $80.6 million from the FHLB under existing borrowing arrangements.

     Following the acquisition of BCC, the Company reduced its consolidated securities position by $267.7 million and substantially eliminated the BCC’s FHLB borrowings, which resulted from the acquisition of BCC in addition to the existing overnight borrowings of the Company.

     The Company paid cash of $1.5 million for the acquisition of the BNB branch, which had total deposits of $13.5 million. The acquisition of the BNB branch had no significant impact on the liquidity or capital resources of the Company.

     The Company has continuously declared quarterly dividends on common stock since 1999. During the three months ended March 31, 2003, the Company paid aggregate dividends of $1.1 million. The payment of such dividends did not have a significant impact of the liquidity of the Company. As a result of the dividend payouts, the total capital of the Company was reduced by $1.1 million during the three months ended March 31, 2003. The payment of dividends during the first quarter of 2003 had the effect of reducing the Tier I leverage capital ratio and risk-based capital ratio each by three basis points.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2002, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13(a)-14 and have determined that such controls and procedures are effective. Since the date of the evaluations, there have been no significant changes in the Company’s internal controls or other factors that could significantly affect these controls.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company entered into a Rights Agreement dated as of January 28, 2003, with Mellon Investor Services LLC as Rights Agent (the “Rights Plan”). In connection with the Rights Plan, the Company’s Board of Directors authorized the distribution of one right (“Right”) for each share of the Company’s common stock, outstanding as of the close of business on January 31, 2003. The Rights were distributed on February 14, 2003, and expire on January 27, 2013. A complete copy of the Rights Plan was attached as an exhibit to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     Corporate Developments. On April 3, 2003, the Company announced that it had signed a definitive merger agreement under which it will acquire privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California. Under terms of the agreement, FCB would merge into the Company’s subsidiary, UCB, and the Company would issue approximately 2.3 million shares on a post-split basis in exchange for all of the outstanding shares of FCB. The transaction is subject to approval by FCB’s shareholders and regulatory agencies. FCB had $333.9 million in assets and $303.1 million in deposits at December 31, 2002. Although the FCB transaction is expected to be slightly accretive to earnings, the principal reason for the acquisition is to strengthen the Company’s franchise in Southern California. The closing of this acquisition is anticipated to occur in the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc.***

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.**

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock ***

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures****

4.2	Form of Certificate of Series B Junior Subordinated Debenture****

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.****

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.****

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities****

4.7	Rights Agreement dated as of January 28, 2003*****

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

21.0	Subsidiaries of UCBH Holdings, Inc.***

(b)	Reports on Form 8-K

          On January 29, 2003, the Company filed a current report on Form 8-K reporting that on January 28, 2003, the Company’s Board of Directors declared a dividend distribution of one share purchase right for each share of the Company’s outstanding common stock in connection with a Rights Agreement dated as of January 28, 2003, by and between the Company and Mellon Investor Services LLC as Rights Agent.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 3, 2001 (SEC File No. 0-24947).

***	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 25, 2003 (SEC File No. 0-24947).

****	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

*****	Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2003 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: May 12, 2003	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2003	/s/ Jonathan H. Downing

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

          3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 12, 2003

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

          3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 12, 2003

/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President and
Chief Financial Officer