Form 10-Q
period 2003-06-30
UCBH HOLDINGS INC
filed 2003-08-12
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________   to   ________

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

As of August 11, 2003, the Registrant had 44,927,408 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1-3
	Notes to Consolidated Financial Statements	4-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Changes in Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	28
SIGNATURES		29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At June 30,	At December 31,
	2003	2002

	(unaudited)
Assets
Cash and due from banks	$54,477	$58,954
Federal funds sold	1,800	—
Investment and mortgage-backed securities available for sale, at fair value	1,365,350	1,469,387
Investment and mortgage-backed securities, at cost (fair value $262,715 at June 30, 2003, and $114,582 at December 31, 2002)	253,304	111,994
Federal Home Loan Bank Stock and other equity securities	33,668	40,162
Loans	3,255,882	3,027,810
Allowance for loan losses	(52,289)	(48,865)

Net loans	3,203,593	2,978,945

Accrued interest receivable	22,121	22,641
Premises and equipment, net	81,268	81,697
Goodwill	45,878	46,052
Intangible assets	9,545	10,734
Other assets	84,416	33,070

Total assets	$5,155,420	$4,853,636

Liabilities
Deposits	$4,159,503	$4,006,813
Borrowings	397,574	353,374
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000	136,000
Accrued interest payable	11,437	11,659
Other liabilities	132,421	63,423

Total liabilities	4,836,935	4,571,269

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 180,000,000 shares at June 30, 2003, and at December 31, 2002, shares issued and outstanding 42,617,282 at June 30, 2003, and 42,018,728 at December 31, 2002	426	210
Additional paid-in capital	134,951	124,440
Accumulated other comprehensive income	7,421	9,053
Retained earnings-substantially restricted	175,687	148,664

Total stockholders’ equity	318,485	282,367

Total liabilities and stockholders’ equity	$5,155,420	$4,853,636

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest income:
Loans	$45,805	$38,268	$89,979	$76,273
Funds sold and securities purchased under agreements to resell	12	36	19	62
Investment and mortgage-backed securities	16,945	10,136	35,545	19,488

Total interest income	62,762	48,440	125,543	95,823

Interest expense:
Deposits	17,369	14,171	35,259	29,572
Short-term borrowings	263	105	475	203
Guaranteed preferred beneficial interests in junior subordinated debentures	1,991	937	4,000	1,739
Long-term borrowings	3,508	3,368	6,880	6,678

Total interest expense	23,131	18,581	46,614	38,192

Net interest income	39,631	29,859	78,929	57,631
Provision for loan losses	2,834	2,887	3,825	3,774

Net interest income after provision for loan losses	36,797	26,972	75,104	53,857

Noninterest income:
Commercial banking fees	1,542	1,145	3,091	2,142
Service charges on deposits	635	456	1,141	827
Gain on sale of loans and securities	3,784	2,368	5,333	2,818
Miscellaneous income	119	68	226	168

Total noninterest income	6,080	4,037	9,791	5,955

Noninterest expense:
Personnel	9,249	6,884	20,373	14,448
Occupancy	1,335	1,380	2,527	2,718
Data processing	1,085	844	2,206	1,621
Furniture and equipment	769	601	1,536	1,238
Professional fees and contracted services	1,442	2,379	3,106	3,608
Deposit insurance	161	108	326	214
Communication	232	165	471	319
Foreclosed assets	—	—	2	—
Intangible amortization	538	—	1,132	—
Miscellaneous expense	3,101	2,161	6,032	4,099

Total noninterest expense	17,912	14,522	37,710	28,265

Income before taxes	24,965	16,487	47,185	31,547
Income tax expense	9,537	6,659	17,829	12,652

Net income	$15,428	$9,828	$29,356	$18,895

Basic earnings per share	$0.36	$0.25	$0.70	$0.48
Diluted earnings per share	$0.35	$0.24	$0.66	$0.46
Dividends declared per share	$0.03	$0.03	$0.06	$0.05

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Six Months Ended
	June 30,

	2003	2002

Operating activities:
Net income	$29,356	$18,895
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	3,825	3,774
Decrease in accrued interest receivable	520	774
Amortization of purchase price adjustment	(2,560)	—
Amortization of core deposit intangible	1,132	—
Depreciation and amortization of premises and equipment	2,587	1,240
Increase in other assets	(50,381)	(10,647)
Increase in other liabilities	76,168	20,996
(Decrease) increase in accrued interest payable	(222)	61
Gain on sale of loans, securities and other assets	(5,333)	(2,818)
Other, net	6,888	147

Net cash provided by operating activities	61,980	32,422

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	300,644	130,207
Purchases	(460,558)	(216,758)
Sales	312,952	140,574
Called	54,932	23,334
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	11,398	73
Purchases	(145,554)	(7,807)
Loans originated, net of principal collections	(407,295)	(303,541)
Proceeds from the sale of loans	69,861	34,275
Purchases of premises and other equipment	(2,998)	(403)

Net cash used in investing activities	(266,618)	(200,046)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	146,505	148,456
Net increase in time deposits	8,509	36,775
Net increase in borrowings	44,436	20,000
Proceeds from issuance of common stock	4,615	2,420
Payment of cash dividend on common stock	(2,104)	(1,748)
Proceeds from issuance of guaranteed preferred beneficial interest in junior subordinated debentures	—	10,000

Net cash provided by financing activities	201,961	215,903

Net (decrease) increase in cash and cash equivalents	(2,677)	48,279
Cash and cash equivalents at beginning of period	58,954	32,606

Cash and cash equivalents at end of period	$56,277	$80,885

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$46,836	$38,131
Cash paid during the period for income taxes	22,948	3,647
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	$107,587	$188,378

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Organization

     UCBH Holdings, Inc. (the “Company” or “UCBH”) is a bank holding company that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank” or “UCB”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California.

     Basis of Presentation

     The Consolidated Balance Sheets as of June 30, 2003; the Consolidated Statements of Income for the three and six months ended June 30, 2003, and 2002; and the Consolidated Statements of Cash Flows for the six months ended June 30, 2003, and 2002, have been prepared by the Company and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2002. In the opinion of management, such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     Recent Accounting Pronouncements

     Accounting for Stock-Based Compensation. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

     The Company elects to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

     Certain Financial Instruments with Characteristics of Both Liabilities and Equities. In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

     Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

     We do not believe that the provisions of this statement will have an impact on our consolidated financial statements.

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

     We are currently evaluating the impact of FIN 46. The impact of FIN 46 on the treatment of the trust preferred securities we have issued is currently being evaluated by the accounting community. Under one potential interpretation of FIN 46, the trusts which have issued our trust preferred securities would no longer be consolidated. Conversely, SFAS No. 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. The accounting community is currently working to resolve this contradictory guidance. Our current presentation is in compliance with SFAS No. 150. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count toward Tier 1 capital. The Federal Reserve has issued regulations allowing for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any significant impact on our financial condition or operating results.

     Derivative Instruments and Hedging Activities. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The provisions of SFAS No. 149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133 and No. 138, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

     SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No. 149 should be applied prospectively.

     We do not believe that the provisions of this statement will have an impact on our consolidated financial statements.

2.	Earnings Per Share

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002(1)

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

		(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$15,428	42,341,872	$0.36	$9,828	39,209,050	$0.25
Dilutive potential common shares	—	2,096,252		—	1,897,618

Diluted:
Net income and assumed conversion	$15,428	44,438,124	$0.35	$9,828	41,106,668	$0.24

	Six months Ended June 30, 2003			Six months Ended June 30, 2002(1)

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$29,356	42,208,607	$0.70	$18,895	39,053,582	$0.48
Dilutive potential common shares	—	2,033,571		—	1,810,152

Diluted:
Net income and assumed conversion	$29,356	44,242,178	$0.66	$18,895	40,863,734	$0.46

(1)	Effective April 8, 2003, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three and six months ended June 30, 2002 presented have been restated to reflect the effect of the stock split.

3.	Comprehensive Income

     Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2003, total comprehensive income was $11.7 million, a decrease of $6.9 million compared to the three months ended June 30, 2002. Net income for the three months ended June 30, 2003, was $15.4 million, and unrealized gains on available-for-sale securities decreased by $3.8 million. For the corresponding period of 2002, net income was $9.8 million, and unrealized losses on available-for-sale securities decreased by $8.7 million.

     For the six months ended June 30, 2003, total comprehensive income was $27.7 million, an increase of $2.6 million compared to the six months ended June 30, 2002. Net income for the six months ended June 30, 2003, was $29.4 million, and unrealized gains on available-for-sale securities decreased by $1.6 million. For the corresponding period of 2002, net income was $18.9 million, and unrealized losses on available-for-sale securities decreased by $6.2 million.

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

     In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. Intangible assets are recorded on the balance sheet at June 30, 2003, in the amount of $55.4 million, consisting of goodwill of $45.9 million and a core deposit intangible of $9.5 million.

     In accordance with SFAS No. 142, goodwill will not be expensed over a fixed period of time, but will be tested for impairment on a regular basis. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets, namely core deposit intangibles of $9.5 million, are amortized over their estimated period of benefit determined to be seven years. At June 30, 2003, core deposit intangible gross carrying amount was $10.9 million and the associated accumulated amortization was $1.4 million.

     In accordance with SFAS No 142, intangible assets, including goodwill, will be reviewed annually to determine if circumstances related to their valuation have been materially affected. In the event that the current market values are determined to be less than the current book values (impairment), a charge against current earnings will be recorded. No such impairment existed at June 30, 2003, or at December 31, 2002.

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

     The following is segment information of the Company for the three and six months ended June 30, 2003, and 2002:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended
June 30, 2003:
Net interest income (before provision for loan losses)	$27,659	$11,972	$39,631
Segment net income	10,281	5,147	15,428
Segment total assets	2,881,419	2,241,001	5,155,420
June 30, 2002:
Net interest income (before provision for loan losses)	$19,301	$10,558	$29,859
Segment net income	5,693	4,135	9,828
Segment total assets	2,091,159	1,102,978	3,194,137
For the Six Months Ended
June 30, 2003:
Net interest income (before provision for loan losses)	$51,360	$27,569	$78,929
Segment net income	21,267	8,089	29,356
Segment total assets	2,881,419	2,241,001	5,155,420
June 30, 2002:
Net interest income (before provision for loan losses)	$36,517	$21,114	$57,631
Segment net income	12,706	6,189	18,895
Segment total assets	2,091,159	1,102,978	3,194,137

     The $45.9 million goodwill was assigned to the consumer segment in the amount of $33.5 million and the commercial segment in the amount of $12.4 million for the three and six month periods ending June 30, 2003.

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

     In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement establishes a new fair value based accounting method for stock-based compensation for plans and encourages, but does not require, employers to adopt the new method in place of the provisions of Accounting Principles Board Release No. 25 (“APB No. 25”). Companies may continue to apply the accounting provisions of APB No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS No. 123 for all grants issued after 1994. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensations – Transition and Disclosure” (“SFAS No 148”) which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects on interim financial information.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income:
As reported	$15,428	$9,828	$29,356	$18,895
Deduct:
Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(1,075)	(960)	(2,090)	(1,917)

Pro forma net income	14,353	8,868	27,266	16,978

Earnings per share:
Basic
As reported	$0.36	$0.25	$0.70	$0.48
Pro forma	0.34	0.23	0.65	0.43
Earnings per share:
Diluted
As reported	$0.35	$0.24	$0.66	$0.46
Pro forma	0.32	0.22	0.62	0.42

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the six months ended June 30, 2003, and 2002:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Dividend yield	0.60%	0.40%	0.60%	0.40%
Volatility	23.72%	30.45%	20.40%	30.45%
Risk-free interest rate	2.97%	3.90%	3.05%	3.90%
Expected lives (years)	7.8	6.5	7.1	6.5

7.	Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements. FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1.	Changes in the underlying asset, liability or equity security of the guaranteed party or

2.	A third party’s failure to perform under an obligating guarantee (performance guarantee).

     We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

     Financial Standby Letters of Credit and Financial Guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At June 30, 2003, the maximum undiscounted future payments that could be required to be made were $6.8 million. All of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees.

     Premiums that are received for the referral of loans are refundable in the event of delinquency or early payoff of the underlying loans. At June 30, 2003, the maximum undiscounted future payments that could be required to be made totaled $290,000 and the maximum guarantee period was six months.

8.	Variable Interest Entities

     FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust or legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivable, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or activities on behalf of another company. FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have significant variable interest. As of June 30, 2003, we did not have any interest in any unconsolidated variable interest entities.

     FIN 46 may have an impact on the treatment of the trust preferred securities we have issued and ability for those instruments to provide us with Tier 1 capital. The impact of FIN 46 on these instruments is currently being evaluated by the accounting community. The impact of FIN 46 is further discussed in the recent accounting pronouncements section of Note 1 of the financial statements.

9.	Subsequent Events

     On July 14, 2003, the Company announced the completion of its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in southern California. Under the terms of the agreement announced on April 3, 2003, FCB was merged into the Company’s subsidiary, UCB, and the Company issued approximately 2.3 million shares in exchange for the outstanding shares of FCB. As of June 30, 2003, FCB had total assets of $343.6 million, loans of $243.4 million and deposits of $312.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include projections or other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events or the future financial performance of the Company or the Company’s wholly-owned subsidiary, the Bank. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: the ability of the Company and the Bank to integrate Bank of Canton of California and First Continental Bank with their current operations and to achieve the efficiencies anticipated; the ability of the Company and the Bank to assimilate a bank branch in New York and to meet the competitive challenges of a new market; general economic and business conditions in those areas in which the Company or the Bank operates; demographic changes; competition; fluctuations in market conditions, including interest rates; changes in business strategies; changes in governmental regulations; changes in credit quality; and other risks and uncertainties including those detailed in the documents the Company files from time to time with the Securities and Exchange Commission. Further description of the risks and uncertainties are included in detail in the Company’s most recent quarterly and annual reports, including the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and six months ended June 30, 2003, and 2002 and financial condition at June 30, 2003, and at December 31, 2002. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

CORPORATE DEVELOPMENT

     On July 14, 2003, the Company announced the completion of its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in southern California. Under the terms of the agreement announced on April 3, 2003, FCB was merged into the Company’s subsidiary, UCB, and the Company issued approximately 2.3 million shares in exchange for the outstanding shares of FCB. As of June 30, 2003, FCB had total assets of $343.6 million, loans of $243.4 million and deposits of $312.4 million. The FCB acquisition strengthens the Company’s competitive position and franchise in southern California and is expected to be slightly accretive to earnings in 2003.

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

     Management also applies judgment to derive loss factors associated with each credit facility. These loss factors are considered by type of obligor and collateral. Whenever possible, the Company uses its own historical loss experience or independent verifiable data to estimate the loss factors. Many factors can affect management’s estimates of a loss factor. The application of different loss factors will change the amount of the allowance for credit losses determined to be appropriate by the Company. Given the process the Company follows in determining the risk grading of its loans, management believes the current risk gradings assigned to loans are appropriate.

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace.

     Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses was reasonable.

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

Stock Options: When the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in 1996, it elected to continue to use the method of accounting for stock options which did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the Black-Scholes model for pricing options. Effective with this interim reporting, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 6 on an interim basis as required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”).

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of Small Business Administration (“SBA”) loans, the gain on sale of securities, and other transactional fees. The Company’s source of noninterest income has increasingly been derived from its commercial banking business. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and the actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended June 30, 2003, increased by $5.6 million, or 57.0%, to $15.4 million, compared to $9.8 million for the corresponding period of the preceding year. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended June 30, 2003, were 20.12 % and 1.25%, respectively. These amounts compare with annualized ROE and ROA ratios of 20.37% and 1.27%, respectively, for the three months ended June 30, 2002. The decrease in ROE is primarily attributable to a decreased net interest margin which was impacted by the assets and liabilities acquired in the October 28, 2002 acquisition of Bank of Canton of California (“BCC”). BCC had a significantly lower net interest margin than the Company. The Company plans to continue restructuring the acquired BCC assets by reducing the concentration of securities and increasing the amount of commercial loans. The resulting efficiency ratios were 39.19% for the three months ended June 30, 2003, compared with 42.84% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.35 for the three months ended June 30, 2003, compared with $0.24 for the comparable period of the preceding year. The increase in earnings per common share reflects both the organic loan growth within the Bank and the acquisition of BCC.

     The consolidated net income of the Company during the six months ended June 30, 2003, increased by $10.5 million, or 55.4%, to $29.4 million, compared to $18.9 million for the corresponding period of the preceding year. The annualized ROE and ROA ratios for the six months ended June 30, 2003, were 19.68% and 1.21%, respectively. These figures compare with annualized ROE and ROA ratios of 20.25% and 1.24%, respectively, for the six months ended June 30, 2002. The decrease in ROE is attributable to a decreased net interest margin which was impacted by the assets and liabilities acquired in the October 28, 2002 acquisition of BCC. BCC had a significantly lower net interest margin than the Company. The Company plans to continue restructuring the BCC assets acquired by reducing the concentration of securities and increasing the amount of commercial loans. The resulting efficiency ratios were 42.50% for the six months ended June 30, 2003, compared with 44.45% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.66 for the six months ended June 30, 2003, compared with $0.46 for the comparable period of the preceding year. The increase in earnings per common share reflects both the organic loan growth and the acquisition of BCC.

     Net Interest Income. Net interest income before provision for loan losses of $39.6 million for the three months ended June 30, 2003, represented a $9.8 million, or 32.7% increase over net interest income of $29.9 million for the three months ended June 30, 2002. This increase was primarily due to an increase in balance sheet size, which was driven by the securities portfolio growth from the BCC acquisition and the growth of our commercial loan portfolio through organic loan generation. The loan yield decreased from 6.62% for the three months ended June 30, 2002, to 5.74%, and the cost of deposits also decreased from 2.20% to 1.70% for the three months ended June 30, 2003. The decline in loan yield reflects repricing of adjustable-rate loans as a result of reductions in market interest rate indices, and the accelerated prepayment of the higher-yielding loans due to the lower market interest rates. The securities yield decreased from 5.54% for the three months ended June 30, 2002 to 4.37%. The decline in the securities yield reflects the prepayment of higher-yielding securities resulting from the low market interest rate environment.

     Net interest income before provision for loan losses of $78.9 million for the six months ended June 30, 2003, represented a $21.3 million, or 37.0%, increase over net interest income of $57.6 million for the six months ended June 30, 2002. This increase was primarily due to an increase in balance sheet size, which was driven by the securities portfolio growth from the BCC acquisition and the growth of our commercial loan portfolio through organic loan generation. The loan yield decreased from 6.66% for the six months ended June 30, 2002, to 5.75%. The cost of deposits also decreased from 2.34% to 1.75% for the six months ended June 30, 2003. The decline in loan yield reflects repricing of adjustable-rate loans as a result of reductions in market interest rate indices, and the accelerated prepayment of the higher-yielding loans due to the lower market interest rates. The securities yield decreased from 5.59% for the six months ended June 30, 2002 to 4.60%. The decline in the securities yield reflects the prepayment of higher-yielding securities resulting from the low market interest rate environment.

     Interest on earning assets increased $29.7 million to $125.5 million for the six months ended June 30, 2003, up from $95.8 million for the six months ended June 30, 2002. This increase resulted primarily from increases in average interest-earning assets in connection with the BCC acquisition and organic commercial loan growth. The Company had an $8.4 million increase in interest expense, to $46.6 million for the six months ended June 30, 2003, up from $38.2 million for the six months ended June 30, 2002. This reflects an increase of $1.38 billion in average interest-bearing deposits resulting from the acquisition of deposits acquired in the BCC acquisition and organic deposit generation, partially offset by reductions in market interest rates on interest-bearing deposits.

     Average outstanding loans increased to $3.13 billion for the six months ended June 30, 2003, from $2.29 billion for the corresponding period of 2002, an increase of $837.5 million, or 36.6%, as a result of the Bank’s continued focus on commercial lending activities and the addition of loans from the BCC acquisition in 2002. New loan commitments of $849.7 million for the six months ended June 30, 2003, comprised of $768.9 million in commercial loans and $81.0 million in consumer loans fuelled the growth in the loan portfolio. Loan growth during the six months ended June 30, 2003, was offset by the internal securitization of multifamily loans as discussed below. Average commercial loans increased $852.1 million to $2.78 billion for the six months ended June 30, 2003, up from $1.92 billion for the six months ended June 30, 2002. Average consumer loans decreased $14.6 million to $352.6 million for the six months ended June 30, 2003, down from $367.2 million for the six months ended June 30, 2002, due to the acceleration of principal prepayments resulting from the low market interest rate environment.

     Average securities increased to $1.55 billion for the six months ended June 30, 2003, up from $697.6 million for the same period of 2002, an increase of $ 848.9 million, or 121.7%. This increase was primarily due to the addition of securities from the BCC acquisition, internal securitizations of loans during the second half of 2002, and the securitization of $107.6 million of multifamily loans during the six months ended June 30, 2003. This increase was partially offset by securities sales and principal payments during the six months ended June 30, 2003.

     Average interest-bearing deposits increased to $3.77 billion for the six months ended June 30, 2003, up from $2.39 billion in the corresponding period of the prior year as a result of organic deposit generation and the addition of deposits from the BCC acquisition. Average noninterest-bearing deposits increased to $259.7 million for the six months ended June 30, 2003, up from $137.7 million for the corresponding period of the prior year. This increase of $122.0 million, or 88.6%, was a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts and from the acquisition of BCC.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.45% for the six months ended June 30, 2003, as compared to 3.89% for the corresponding period of 2002. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The decrease in the net interest margin was primarily a result of the impact of the assets and liabilities acquired in the October 28, 2002 acquisition of BCC, which had a significantly lower net interest margin than the Company. The decrease in the net interest margin was partially offset by the continuing growth in commercial loans and in lower-costing core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	June 30,		For the Six months Ended				For the Six months Ended
	2003		June 30, 2003				June 30, 2002

	(Dollars in Thousands)
					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/Cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-earning assets:
Loans(1)	5.66%		$3,128,412		$89,979	5.75%	$2,290,936		$76,273	6.66%
Securities	4.18		1,546,546		35,545	4.60	697,642		19,488	5.59
Other	1.31		2,557		19	1.49	8,118		62	1.52

Total interest-earning assets	5.16		4,677,515		125,543	5.37	2,996,696		95,823	6.40
Noninterest-earning assets	—		192,892		—	—	45,529		—	—

Total assets	4.92%		$4,870,407		$125,543	5.16%	$3,042,225		$95,823	6.30

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	1.07		$572,520		$3,515	1.23	$342,174		$2,695	1.58
Savings accounts	0.96		727,268		3,799	1.04	475,228		3,093	1.30
Time deposits	2.17		2,474,865		27,945	2.26	1,573,887		23,784	3.02

Total deposits	1.76		3,774,653		35,259	1.87	2,391,289		29,572	2.47
Borrowings	3.84		338,123		7,355	4.35	257,001		6,881	5.35
Guaranteed preferred beneficial interests in junior subordinated debentures	5.72		136,000		4,000	5.88	41,333		1,739	8.41

Total interest-bearing liabilities	2.07%		4,248,776		46,614	2.19%	2,689,623		38,192	2.84

Noninterest-bearing deposits			259,676				137,716
Other noninterest-bearing liabilities			63,633				28,288
Stockholders’ equity			298,324				186,598

Total liabilities and stockholders’ equity			$4,870,407				$3,042,225

Net interest income/net interest rate spread (2) (4)	3.09%				$78,929	3.17%			$57,631	3.56%

Net interest-earning assets/net interest margin (3) (4)	3.30%		$428,739			3.37%	$307,073			3.85%

Ratio of interest-earning assets to interest-bearing liabilities	1.11	x	1.10	x			1.11	x

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

     For the three months ended June 30, 2003, our provision for loan losses was $2.8 million, a decrease of $53,000 compared to a provision of $2.9 million for the corresponding period of 2002.

     For the six months ended June 30, 2003, our provision for loan losses was $3.8 million, an increase of $51,000 compared to a provision of $3.8 million for the corresponding period of 2002.

     The change in our provision for the three and six months ended June 30, 2003, was the result of the following factors:

•	Our overall loan portfolio grew from $2.34 billion at June 30, 2002, to $3.26 billion at June 30, 2003, an increase of $912.5 million or 38.9%. Of this increase, $515.1 million was attributable to loans acquired from the BCC acquisition that had an associated allowance for loan loss of $8.9 million. BCC’s allowance at the acquisition date of $8.9 million was increased by $1.2 million by the Company to reflect a loss from the sale of a problem loan acquired from BCC. The loan was identified during the due diligence process, and the loss was factored into the acquisition cost.

•	We continued to focus on commercial loan origination during 2003. Total commercial loan origination were $768.7 million during the six months ended June 30, 2003, compared with originations of $603.6 million for the corresponding quarter of 2002. The concentration of commercial lending increased to 90.5% of total loans from 87.9% in the corresponding period of 2002. Our allowance for loan loss methodology attributes higher loss factors to commercial loans, reflecting the higher inherent risk in that portfolio.

•	Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were approximately 1.38% of total loans at June 30, 2003, compared with criticized loans of approximately 0.61% of total loans at June 30, 2002.

•	Nonaccrual loans increased from $4.9 million at June 30, 2002, to $6.7 million at June 30, 2003. The increase was primarily attributable to two construction loans on one project that were over 90 days past due.

•	To derive the provision for loan losses during the three months ended June 30, 2003, the risk factors applied and the methodology employed have been refined to reflect current observable data.

•	Net charge-offs of $401,000 for the six months ended June 30, 2003, decreased as compared to net charge-offs of $2.1 million for the corresponding period of 2002. The charge-offs in the six months ended June 30, 2003 related primarily to commercial business lending.

     Noninterest Income. Noninterest income for the three months ended June 30, 2003, was $6.1 million compared to $4.0 million for the corresponding quarter of 2002, an increase of $2.0 million, or 50.6%, primarily as a result of an increase in commercial banking fees and gain from sale of securities. Commercial banking fees increased 34.7% to $1.5 million for the three months ended June 30, 2003, as compared to $1.1 million for the corresponding period of 2002, a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 59.8% to $3.8 million for the three months ended June 30, 2003, compared with $2.4 million for the corresponding period of 2002. There were no gains from sale of SBA loans for the three months ended June 30, 2003 due to the timing of the settlement of these transactions. The $3.8 million in gains recognized was entirely attributable to the sale of securities in conjunction with the Company’s securities restructuring strategy further explained in the Financial Condition section. The Company anticipates that the securities restructuring program will continue in the second half of 2003.

     Noninterest income for the six months ended June 30, 2003, was $9.8 million compared to $6.0 million for the corresponding quarter of 2002, an increase of $3.8 million, or 64.4%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans and securities. Commercial banking fees increased 44.3% to $3.1 million for the six months ended June 30, 2003, as compared to $2.1 million for the corresponding period of 2002, a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 89.2% to $5.3 million for the six months ended June 30, 2003, compared with $2.8 million for the corresponding period of 2002, due to increased securities sales.

     Noninterest Expense. Noninterest expense of $17.9 million for the three months ended June 30, 2003, increased $3.4 million, or 23.3%, compared with $14.5 million for the corresponding quarter of 2002. Personnel expenses increased to $9.2 million for the three months ended June 30, 2003, up from $6.9 million for the corresponding period of 2002, an increase of $2.4 million, or 34.4%. This increase is primarily due to the additional staffing resulting from the BCC acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $1.3 million are net of rental income of $1.67 million for the three months ended June 30, 2003. Occupancy expenses of $1.4 million are net of rental income of $250,000 for the corresponding period of 2002. The increased occupancy expenses resulting from the BCC acquisition were offset by the increased rental income from the 555 Montgomery corporate office building acquired in the BCC acquisition. Professional fees were $1.4 million for the three months ended June 30, 2003, compared with $2.4 million for the corresponding period of 2002. The decrease was primarily attributable to one-time litigation costs incurred during 2002. Included in noninterest expense is core deposit intangible amortization of $538,000 for the three months ended June 30, 2003. The core deposit intangible was recorded in connection with the acquisitions of BCC and the New York branch. Miscellaneous expenses of $3.1 million for the three months ended June 30, 2003 increased $940,000, or 43.5%, compared with $2.2 million for the corresponding quarter of 2002. The increase primarily related to additional expenses resulting from the BCC acquisition.

     Noninterest expense of $37.7 million for the six months ended June 30, 2003, increased $9.4 million, or 33.4%, compared with $28.3 million for the corresponding period of 2002. Personnel expenses increased to $20.4 million for the six months ended June 30, 2003, up from $14.4 million for the corresponding period of 2002, an increase of $5.9 million, or 41.0%. This increase is primarily due to the additional staffing resulting from the BCC acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $2.5 million are net of rental income of $3.2 million for the six months ended June 30, 2003. Occupancy expenses of $2.7 million are net of rental income of $500,000 for the six months ended June 30, 2002. The increase in rental income results primarily from rental income of the 555 Montgomery corporate office building acquired in the BCC acquisition. Included in noninterest expense is core deposit intangible amortization of $1.1 million for the six months ended June 30, 2003. The core deposit intangible was recorded in conjunction with the acquisitions of BCC and the New York branch. Miscellaneous expenses of $6.0 million for the six months ended June 30, 2003 increased $1.9 million, or 47.2%, compared with $4.1 million for the corresponding quarter of 2002. The increase primarily related to additional expenses resulting from the BCC acquisition.

     Provision for Income Taxes. The provision for income taxes was $9.5 million and $6.7 million on the income before taxes of $25.0 million and $16.5 million for the three months ended June 30, 2003 and 2002, respectively. The effective tax rate for the quarter ended June 30, 2003, was 38.20%, compared with 40.39% for the quarter ended June 30, 2002. The lower effective tax rate reflects the realization of Enterprise Zone tax benefits from lending activities associated with the BCC acquisition and the increased municipal securities portfolio. Enterprise Zones are areas in California designated by the California Technology, Trade and Commerce Agency as being economically depressed. Taxpayers that conduct business activities within these boundaries may qualify for special tax benefits.

     The provision for income taxes was $17.8 million and $12.7 million on the income before taxes of $47.2 million and $31.5 million for the six months ended June 30, 2003 and 2002, respectively. The effective tax rate for the six months ended June 30, 2003, was 37.79%, compared with 40.11% for the period ended June 30, 2002. The lower effective tax rate reflects the realization of Enterprise Zone tax benefits from lending activities associated with the BCC acquisition and the increased municipal securities portfolio.

FINANCIAL CONDITION

     The Company experienced continued asset and core deposit growth during the second quarter of 2003. Total assets at June 30, 2003, were $5.16 billion, an increase of $301.8 million, up from $4.85 billion at December 31, 2002. The growth resulted primarily from increases in the loan portfolio.

     During the six months ended June 30, 2003, total loans increased by $228.1 million, or 7.5%, to $3.26 billion, up from $3.03 billion at December 31, 2002. This growth was led by an increase in commercial loans resulting from the Bank’s continuing focus on originating such loans. The growth was partially offset by the internal securitization of $107.6 million of multifamily loans during the six months ended June 30, 2003. Total commercial loans grew to $2.92 billion at June 30, 2003, up from $2.67 billion at December 31, 2002, as a result of new commercial loan commitments of $768.7 million, offset by principal repayments and the internal securitization of multifamily loans. Consumer loans decreased to $342.0 million at June 30, 2003, from $360.4 million at December 31, 2002, primarily due to principal repayment. New loan commitments of $849.7 million for the six months ended June 30, 2003, were comprised of $768.7 million of commercial loans and $81.0 million of consumer loans. Securities (including available-for-sale and held-to-maturity) totaled $1.62 billion at June 30, 2003, an increase of $37.3 million, or 2.4%, from $1.58 billion at December 31, 2002. This increase was primarily the result of purchases of $603.7 million and internal securitizations of $107.6 million, partially offset by sales of $308.1 million and principal repayments and securities calls of $357.3 million.

     During the quarter, the Company implemented a securities restructuring strategy to replace securities that have high prepayment and extension risk with securities that are shorter-dated and have less prepayment and extension risk. The Company also leveraged on its infrastructure to increase loan production and accelerate the planned balance sheet restructuring announced at the time of the BCC acquisition to reduce the percentage of securities and increase the percentage of loans on the balance sheet. The securities restructuring strategy and increased loan production will protect the Company from mark-to-market volatility in the securities portfolio and better position the Company for accelerated margin expansion in an upward market interest rate environment. The Company will continue to monitor changing market conditions and actively manage its securities restructuring strategy.

     Total past due loans were 1.42% of total loans at June 30, 2003, compared with 0.88% at December 31, 2002. The increase in the delinquency ratio at June 30, 2003 was due to delays of some borrowers in signing their commercial line renewals. Nonperforming assets were $6.7 million, or 0.13%, of total assets at June 30, 2003, compared with nonperforming assets of $4.7 million, or 0.10%, of total assets at December 31, 2002. The allowance for loan losses was $52.3 million at June 30, 2003, an increase of $3.4 million from $48.9 million at December 31, 2002. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the six months ended June 30, 2003, the increased concentration in commercial loans, and the increase in Criticized loans and nonperforming loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At June 30, 2003		At December 31, 2002

	Amount	%	Amount	%

		(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,411,386	43.25%	$1,279,809	42.20%
Secured by real estate-multifamily	977,935	29.97	914,630	30.16
Construction	239,762	7.35	216,218	7.13
Commercial business	292,012	8.95	261,787	8.63

Total commercial loans	2,921,095	89.52	2,672,444	88.12

Consumer:
Residential mortgage (one to four family)	294,421	9.02	311,067	10.25
Other	47,562	1.46	49,372	1.63

Total consumer loans	341,983	10.48	360,439	11.88

Total gross loans	3,263,078	100.00%	3,032,883	100.00%

Net deferred loan origination fees	(7,196)		(5,073)

Loans	3,255,882		3,027,810
Allowance for loan losses	(52,289)		(48,865)

Net loans	$3,203,593		$2,978,945

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Company originates substantially all of its loans for portfolio retention. The Company also originates and funds loans that qualify for guaranty issued by the SBA. The U.S. government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. government, and the Company bears the credit risk of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell a portion of the unguaranteed segment of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was insignificant as of June 30, 2003, and December 31, 2002.

     Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-

rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate and reprice semiannually or annually, fixed rate for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, then generally repricing semiannually or annually.

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $2.74 billion, an increase of $228.8 million, or 9.1%, from $2.51 billion at December 31, 2002. Fixed-rate loans increased slightly by $1.3 million, or 0.3%, to $523.8 million, or 16.1% of gross loans at June 30, 2003, compared with $522.5 million, or 17.2% of the gross loans at December 31, 2002. At June 30, 2003, adjustable-rate loans included $293.0 million of intermediate fixed-rate loans compared with $205.6 million at December 31, 2002, an increase of $87.4 million, or 42.5%.

     The following table shows the Bank’s new loan commitments during the periods indicated:

	For the Six months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential(1)	$256,943	$178,655
Secured by real estate-multifamily (1)	250,803	242,250
Construction	145,487	78,755
Commercial business	115,426	103,984

Total commercial loans	768,659	603,644

Consumer:
Residential mortgage (one to four family)(1)	65,134	68,065
Home equity and other	15,906	15,315

Total consumer loans	81,040	83,380

Total new commitments	$849,699	$687,024

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Loan Securitizations. During the six months ended June 30, 2003, the Company internally securitized $107.6 million of multifamily loans.

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

     Risk Elements. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income.

     Following is the Bank’s risk elements table:

	At June 30,	At December 31,
	2003	2002

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$—	$—
Secured by real estate-multifamily	—	—
Construction loans	4,843	4,533
Commercial business	1,839	68

Total commercial	6,682	4,601

Consumer
Residential mortgage (one to four family)	—	—
Other	—	53

Total consumer	—	53

Total nonaccrual loans	6,682	4,654

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$6,682	$4,654

Nonperforming assets to total assets	0.13%	0.10%
Nonaccrual loans to loans	0.21	0.15
Nonperforming assets to loans and OREO	0.21	0.15
Loans	$3,255,882	$3,027,810

Gross income not recognized on nonaccrual loans	$159	$211
Accruing loans contractually past due 90 days or more	$1,892	$4,302
Performing restructured loans not included above	$9,189	$—

     Total nonperforming assets were $6.7 million at June 30, 2003, an increase of $2.0 million, up from $4.7 million at December 31, 2002. The increase was primarily attributable to two commercial business loans that were over 90 days past due. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. There were no OREOs at June 30, 2003, or December 31, 2002.

     Of the $9.2 million of loans classified as restructured loans as of June 30, 2003, $9.1 million represents a performing commercial real estate loan. The restructured classification is due to the Bank making interest rate concessions on a separate $965,000 loan to the same obligor on the same property during the quarter. The $965,000 loan is included in the nonaccrual loans in the table above. No interest rate concessions were made on the $9.1 million performing commercial real estate loan.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The Company has an established process to determine the adequacy of the allowance for loan losses, which assesses the risks and losses inherent in its portfolio. This process provides an allowance consisting of two components, a SFAS 114 component and a SFAS 5 component. To arrive at the total allowance, the Company combines estimates of the allowances needed for loans analyzed individually (including impaired loans subject to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”), and loans analyzed on a pooled basis, subject to SFAS No. 5, “Accounting for Contingencies.”

     The Company applies a credit risk grade to each loan based on standardized risk grade categories, which is monitored to ensure timely identification of potential credit weaknesses and appropriate classification of loans. Loans graded Special Mention, Substandard, Doubtful or Loss, known collectively as Criticized loans, are evaluated on an individual basis. The Company analyzes these loans for impairment using either a cash flow or collateral based methodology.

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

     To mitigate imprecision and incorporate the range of probable outcomes inherent in estimates of expected credit losses, the SFAS 5 component of the allowance is supplemented by an economic surcharge. The economic surcharge incorporates the Company’s judgmental determination of economic uncertainties and other subjective factors, including industry trends affecting specific portfolio segments that have not yet resulted in changes to individual loan grades. The SFAS 114 and SFAS 5 (including economic surcharge) calculation represents the total allowance for loan losses that would adequately cover probable losses inherent in the loan portfolio. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance must be considered in its entirety.

     The Company’s determination of the level of the allowance and, correspondingly, the provision for loan losses rests upon various judgments and assumptions, including (1) general economic conditions, (2) loan portfolio composition, (3) prior loan loss experience and peer analysis, (4) the evaluation of credit risk related to both individual borrowers and pools of homogenous loans, and (5) the Company’s ongoing examination processes and those of its regulators. The Company has an internal credit review function that continuously reviews loan quality and reports the results of its examinations to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance. The Company’s bank subsidiary is subject to examination by its primary regulator, the Federal Deposit Insurance Corporation (“FDIC”). These examinations occur each year and target various activities, including both the loan grading system and specific segments of the loan portfolio.

     The Company considers the allowance for loan losses of $52.3 million adequate to cover losses inherent in its loan portfolio at June 30, 2003.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Six months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
Balance at beginning of period	$48,865	$34,550
Provision for loan losses	3,825	3,774
Loans charged off	(1,261)	(2,126)
Recoveries	860	23

Balance at end of period	$52,289	$36,221

Allowance for loan losses to loans	1.61%	1.55%
Annualized net charge-offs to average loans	0.03%	0.18%

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

     To protect against the accelerating prepayment speed of the securities portfolio due to lower market interest rate environment, the Company implemented a securities portfolio restructuring strategy during the three months ended June 30, 2003. Under this strategy, the Company began selling securities which had the highest exposure to prepayment and extension risk, and purchased shorter-dated securities with reduced prepayment and extension risk.

     During the three months ended June 30, 2003, the Company also began to purchase securities to replace the securities to be acquired with the FCB acquisition. The FCB securities restructuring is in anticipation of accelerated prepayment of the portfolio in a low market interest rate environment and for risk-based capital management purposes.

     The securities portfolio (including available-for-sale and held-to-maturity) increased by $37.3 million, or 2.3%, to $1.62 billion during the six months ended June 30, 2003, up from $1.58 billion at December 31, 2002. The increase in securities is a result of purchases of $603.7 million and $107.6 million of FNMA securities received in the internal securitization of multifamily loans, partially offset by sales, payments and calls of securities totaling $665.5 million.

     The portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for any such borrowings.

     During the six months ended June 30, 2003, the Company increased its held-to-maturity portfolio from $112.0 million at December 31, 2002 to $253.3 million. This increase of $141.3 million resulted from purchased securities during the period that were classified as held-to-maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our liquidity position and the size of our portfolio. The Company plans from time-to-time to continue to purchase securities for its held-to-maturity portfolio.

     The following table presents the Bank’s securities portfolio on the dates indicated:

	At June 30, 2003		At December 31, 2002

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

		(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$20,400	$18,522	$62,313	$58,176
Federal Agency Notes	120,360	120,625	45,252	45,304
Asset-backed Securities	19,331	19,248	5,826	5,739
Municipals	90	90	360	360
Foreign Debt Securities	—	—	8,017	8,014

Total investment securities available for sale	160,181	158,485	121,768	117,593

Mortgage-backed securities available for sale:
FNMA	684,045	695,150	577,731	590,373
GNMA	159,079	160,949	280,263	286,153
FHLMC	317,776	318,844	289,094	289,959
Other	32,175	31,921	184,919	185,309

Total mortgage-backed securities available for sale	1,193,075	1,206,864	1,332,007	1,351,794

Total investment and mortgage-backed securities available for sale	$1,353,256	$1,365,349	$1,453,775	$1,469,387

Investment securities held to maturity:
Municipals	$167,540	$175,521	$111,049	$113,637

Mortgage-backed securities held to maturity:
GNMA	84,829	86,259	—	—
Other	935	935	945	945

Total mortgage-backed held to maturity	85,764	87,194	945	945

Total investment and mortgage-backed securities held to maturity	$253,304	$262,715	$111,994	$114,582

     As of June 30, 2003, the carrying value of the securities was $1.61 billion and the market value was $1.63 billion. The total unrealized gain on these securities was $21.5 million. Of this total, $12.1 million relates to securities that are available for sale on which the unrealized gain, net of tax, is included as an addition to stockholders’ equity. The difference between the carrying value and market value of securities, which are held to maturity, aggregating a gain of $9.4 million, has not been recognized in the financial statements as of June 30, 2003. The unrealized net gains are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, for the six months ended June 30, 2003, an “other than temporary impairment” charge of $787,000 was recorded for trust preferred securities contained in the available-for-sale portfolio due to the downgrading of the issuing banks from rating agencies.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $4.16 billion at June 30, 2003, which represented an increase of $152.7 million from $4.01 billion at December 31, 2002. Core deposit balances increased by $146.5 million, or 9.7% to $1.65 billion at June 30, 2003, compared with $1.50 billion at December 31, 2002. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At June 30, 2003, 60.3% of our deposits were time deposits; 21.2% were NOW, demand deposit and money market accounts; and 18.5% were savings accounts. By comparison, at December 31, 2002, 62.4% of deposits were time deposits; 20.3% were NOW, demand deposit and money market accounts; and 17.3% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At June 30, 2003, the 100 depositors with the largest aggregate deposit balances comprised less than 17% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of June 30, 2003, is $1.42 billion of deposits of $100,000 or greater. Such deposits comprise 34.2% of total deposits. The majority of the time deposits as of June 30, 2003, mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At June 30, 2003		At December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

		(Dollars in Thousands)
NOW, demand deposits and money market accounts	$882,587	0.74%	$813,122	0.86%
Savings accounts	768,358	0.96	691,318	1.10
Time deposits:
Less than $100,000	1,087,943	2.07	1,109,633	2.36
$100,000 or greater	1,420,615	2.26	1,392,740	2.53

Total time deposits	2,508,558	2.18	2,502,373	2.45

Total deposits	$4,159,503	1.65%	$4,006,813	1.90%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At June 30, 2003, the Bank had $397.6 million of advances outstanding compared to $353.4 million outstanding at December 31, 2002. FHLB advances increased $44.2 million during the period primarily to fund securities purchases in anticipation of the securities portfolio restructuring with the FCB acquisition.

     Included in the $397.6 million of FHLB advances as of June 30, 2003, were $125.9 million of short-term advances, which mature within one year. Of the $271.6 million in long-term advances, $29.0 million mature between 2005 and 2008. An additional $242.6 million mature between 2006 and 2008 with provisions that allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of June 30, 2003, $226.6 million of these advances may be terminated at the option of the FHLB.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Six months Ended
	June 30,

	2003	2002

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$65,371	$8,156
Maximum amount outstanding at any month end	125,936	18,220
Balance outstanding at end of period	125,936	9,000
Weighted average interest rate during the period	1.45%	4.97%
Weighted average interest rate at end of period	1.46%	4.63%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$272,752	$248,845
Maximum amount outstanding at any month end	275,835	253,000
Balance outstanding at end of period	271,638	249,000
Weighted average interest rate during the period	5.04%	5.37%
Weighted average interest rate at end of period	5.12%	5.36%
Weighted average remaining term to maturity at end of period (in years)	5	6

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

     The Company had $136.0 million of Capital Securities outstanding at June 30, 2003, and December 31, 2002. The proceeds of the 2002 issuances were primarily used to fund the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2003, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2003, was 11.77%, as compared with 11.52% at December 31, 2002. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at June 30, 2003, was 7.40% as compared with 7.57% at December 31, 2002. The decrease in the Tier I Capital to average assets ratio in comparison to the increase in the total risk-based capital ratio is due to the impact the acquisition of BCC had on the average balance sheet at December 31, 2002. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     Contractual Obligation and Off-Balance Sheet Arrangements. The following table presents, as of June 30, 2003, the Company’s significant contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due In

	2003	2004	2005	2006	2007	2008 and after

			(Dollars in Thousands)
Time deposits	$1,497,404	$971,370	$22,464	$12,678	$3,209	$1,433
Borrowings	121,936	4,000	6,000	15,871	6,000	243,767
Guaranteed preferred beneficial interests in junior subordinated debentures	—	—	—	—	—	136,000
Lease payment commitments	2,169	3,367	2,680	2,093	1,724	7,401

     The following table presents significant commitments at June 30, 2003 (dollars in millions):

	June 30, 2003	December 31, 2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$85.9	$86.5
Commercial (excluding construction)	346.4	342.1
Construction	171.2	188.6
Letters of credit	28.7	49.1
Commitments to purchase securities	—	17.3
Financial instruments whose notional or contract amounts exceed the the amount of credit risk:
Foreign exchange contracts receivable	0.4	10.2
Foreign exchange contracts payable	0.4	10.2

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

     The Company has not recently experienced, nor does it anticipate experiencing, any material changes in its capital resources. The Company maintains total borrowing capacity of approximately $943.2 million, of which $541.4 million was available for use as of June 30, 2003.

     The Company does not have any off-balance sheet financing arrangements as of June 30, 2003, and December 31, 2002.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 1999. During the six months ended June 30, 2003, the Company paid aggregate dividends of $2.1 million. The payment of such dividends did not have a significant impact of the liquidity of the Company. As a result of the dividend payouts, the total capital of the Company was reduced by $2.3 million during the six months ended June 30, 2003. The payment of dividends during the six months ended 2003 had the effect of reducing the Tier I leverage capital ratio by six basis points and risk-based capital ratio by seven basis points.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2002, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have determined that such controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 24, 2003, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company; the approval of the Amendment to the 1998 Stock Option Plan to increase the number of shares reserved under the Plan to 9,567,600; the approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock to 180,000,000; and for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the year ending December 31, 2003. The results reflect votes of security holders prior to the Company’s two-for-one stock split, effective April 8, 2003.

		Number	Number
		of Votes	of Votes	Broker
		For	Withheld	Non-Votes

1.	Election of Directors of the Company For three-year terms:
	Jonathan H. Downing	18,574,383	381,513	—
	Michael Tun Zan	18,027,331	928,565	—

     Messrs. Downing and Tun Zan were elected for terms which expire in 2006. The continuing directors on the Board consist of Messrs. Godwin Wong and Thomas S. Wu whose terms expire in 2004 and Ms. Li-Lin Ko and Messrs. Ronald S. McMeekin and Joseph S. Wu whose terms expire in 2005.

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

2.	Approval of the amendment to the 1998 Stock Option Plan to increase the number of shares reserved under the Plan to 9,567,600	15,683,907	3,157,093	114,896	—

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

3.	Approval of the amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 90,000,000 to 180,000,000	17,609,787	1,236,918	109,191	—

		Number of	Number	Number of
		Votes	of Votes	Votes	Broker
		For	Against	Abstaining	Non-Votes

4.	Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants	17,766,874	1,082,742	106,280	—

ITEM 5. OTHER INFORMATION

     Corporate Developments. On July 14, 2003, the Company announced the completion of its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in southern California. Under the terms of the agreement announced on April 3, 2003, FCB was merged into the Company’s subsidiary, UCB, and the Company issued approximately 2.3 million shares in exchange for the outstanding shares of FCB. As of June 30, 2003, FCB had total assets of $343.6 million, loans of $243.4 million and deposits of $312.4 million. The FCB acquisition strengthens the Company’s competitive position and franchise in southern California and is expected to be slightly accretive to earnings in 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Bylaws of UCBH Holdings, Inc.***

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.**

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock ***

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures****

4.2	Form of Certificate of Series B Junior Subordinated Debenture****

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.****

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.****

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities****

4.7	Rights Agreement dated as of January 28, 2003*****

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

21.0	Subsidiaries of UCBH Holdings, Inc.***

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

(b)	Reports on Form 8-K

     The Company filed with the Securities and Exchange Commission a report on Form 8-K on July 18, 2003, covering information reported under Item 9. Regulation FD Disclosure but furnished pursuant to Item 12. Results of Operation and Financial Condition in accordance with SEC Release No. 33-8216.

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

UCBH HOLDINGS, INC

Date: August 12, 2003	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: August 12, 2003	/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.