Form 10-Q
period 2003-09-30
UCBH HOLDINGS INC
filed 2003-11-14
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     As of November 13, 2003, the Registrant had 45,032,024 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	1-3
Notes to Consolidated Financial Statements	4-11
Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	11-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	At September 30,	At December 31,
	2003	2002

	(unaudited)
Assets
Cash and due from banks	$67,705	$58,954
Federal funds sold	2,200	—
Investment and mortgage-backed securities available for sale, at fair value	1,245,344	1,469,387
Investment and mortgage-backed securities, held to maturity (fair value $285,628 at September 30, 2003, and $114,582 at December 31, 2002)	284,753	111,994
Federal Home Loan Bank Stock and other equity securities	36,709	40,162
Loans	3,619,569	3,027,810
Allowance for loan losses	(58,111)	(48,865)

Net loans	3,561,458	2,978,945

Accrued interest receivable	22,558	22,641
Premises and equipment, net	83,488	81,697
Goodwill	87,779	46,052
Core deposit intangibles	11,560	10,734
Other assets	24,120	33,070

Total assets	$5,427,674	$4,853,636

Liabilities
Deposits	$4,531,831	$4,006,813
Borrowings	319,648	353,374
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000	136,000
Accrued interest payable	10,663	11,659
Other liabilities	31,884	63,423

Total liabilities	5,030,026	4,571,269

Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 180,000,000 and 90,000,000 shares at September 30, 2003, and at December 31, 2002, respectively, shares issued and outstanding 44,995,490 at September 30, 2003, and 42,018,728 at December 31, 2002	450	210
Additional paid-in capital	206,459	124,440
Accumulated other comprehensive (loss) income	(368)	9,053
Retained earnings-substantially restricted	191,107	148,664

Total stockholders’ equity	397,648	282,367

Total liabilities and stockholders’ equity	$5,427,674	$4,853,636

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited: Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Loans	$49,854	$38,669	$139,833	$114,942
Funds sold and securities purchased under agreements to resell	43	25	62	87
Investment and mortgage-backed securities	16,402	11,236	51,947	30,724

Total interest income	66,299	49,930	191,842	145,753

Interest expense:
Deposits	17,677	13,919	52,936	43,491
Short-term borrowings	112	136	587	338
Guaranteed preferred beneficial interests in junior subordinated debentures	1,959	949	5,958	2,688
Long-term borrowings	3,479	3,405	10,359	10,083

Total interest expense	23,227	18,409	69,840	56,600

Net interest income	43,072	31,521	122,002	89,153
Provision for loan losses	2,820	2,742	6,644	6,516

Net interest income after provision for loan losses	40,252	28,779	115,358	82,637

Noninterest income:
Commercial banking fees	1,645	1,262	4,736	3,403
Service charges on deposits	515	404	1,657	1,230
Gain on sale of securities	3,050	395	7,866	2,439
Gain on sale of loans	1,229	408	1,746	1,182
Miscellaneous income	92	125	318	294

Total noninterest income	6,531	2,594	16,323	8,548

Noninterest expense:
Personnel	10,133	6,627	30,506	21,075
Occupancy	1,747	1,488	4,273	4,206
Data processing	1,453	813	3,659	2,433
Furniture and equipment	1,012	527	2,548	1,766
Professional fees and contracted services	1,198	1,077	4,305	4,684
Deposit insurance	185	109	511	323
Communication	285	176	757	495
Core deposit intangible amortization	185	—	1,318	—
One-time litigation settlement	—	6,750	—	6,750
Miscellaneous expense	3,585	2,235	9,618	6,335

Total noninterest expense	19,783	19,802	57,495	48,067

Income before taxes	27,000	11,571	74,186	43,118
Income tax expense	10,232	4,243	28,062	16,895

Net income	$16,768	$7,328	$46,124	$26,223

Basic earnings per share	$0.37	$0.19	$1.07	$0.67
Diluted earnings per share	$0.36	$0.18	$1.02	$0.64
Dividends declared per share	$0.03	$0.03	$0.09	$0.08

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited: Dollars in Thousands)

	For the Nine months Ended
	September 30,

	2003	2002

Operating activities:
Net income	$46,124	$26,223
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	6,644	6,516
Decrease in accrued interest receivable	1,137	167
Amortization of purchase accounting adjustments	(3,003)	—
Amortization of core deposit intangible	1,317	—
Depreciation and amortization of premises and equipment	4,116	1,839
Decrease (increase) in other assets	11,246	(12,655)
(Decrease) increase in other liabilities	(19,037)	16,199
(Decrease) increase in accrued interest payable	(1,192)	461
Gain on sale of loans, securities and other assets	(9,612)	(3,621)
Other, net	9,353	906

Net cash provided by operating activities	47,093	36,035

Investing activities:
Acquisition, net cash acquired	48,244	—
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	499,035	173,795
Purchases	(802,502)	(275,140)
Sales	663,985	160,784
Called	98,932	23,334
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	18,319	78
Purchases	(185,470)	(13,139)
Loans originated, net of principal collections	(649,740)	(473,159)
Proceeds from the sale of loans	108,880	52,253
Purchases of premises and other equipment	(5,996)	(732)

Net cash used in investing activities	(206,313)	(351,926)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	271,257	191,387
Net (decrease) increase in time deposits	(69,562)	92,122
Net (decrease) increase in borrowings	(33,375)	20,000
Proceeds from issuance of common stock	5,232	2,850
Payment of cash dividend on common stock	(3,381)	(2,731)
Proceeds from issuance of guaranteed preferred beneficial interests in junior subordinated debentures	—	35,000

Net cash provided by financing activities	170,171	338,628

Net increase in cash and cash equivalents	10,951	22,737
Cash and cash equivalents at beginning of period	58,954	32,606

Cash and cash equivalents at end of period	$69,905	$55,343

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71,032	$56,140
Cash paid during the period for income taxes	32,480	17,090
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	$194,178	$242,554

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

     Basis of Presentation

     The Consolidated Balance Sheets as of September 30, 2003; the Consolidated Statements of Income for the three and nine months ended September 30, 2003, and 2002; and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2003, and 2002, have been prepared by the Company and are not audited.

     The unaudited financial statement information presented was prepared on the same basis as the audited financial statements for the year ended December 31, 2002. In the opinion of management, such unaudited financial statements reflect all adjustments necessary for a fair statement of the results of operations and balances for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     Recent Accounting Pronouncements

     Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

     The Company elects to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

     Certain Financial Instruments with Characteristics of Both Liabilities and Equities. In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance.

     Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of SFAS No. 150 as they apply to mandatorily redeemable noncontrolling interests have been deferred. The deferral of these provisions is expected to remain in effect while these noncontrolling interests are addressed in later phases of FASB projects.

     Excluding these deferred provisions, the adoption of the SFAS No. 150 did not have a material impact on our consolidated financial statements.

     Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation applies immediately to variable interest entities (“VIE”) in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE in which an enterprise holds a variable interest that is acquired before February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. In effect, FIN 46 applies broader criteria than just voting rights in determining whether controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

     A public entity need not apply the provisions of FIN 46 to an interest held in a VIE or potential VIE until the end of the first interim or annual period ending after December 15, 2003, if both of the following conditions apply:

1.	The VIE was created before February 1, 2003

2.	The public entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in the disclosures.

     As of September 30, 2003, the Company does not have interests in unconsolidated VIE. The impact of FIN 46 is currently being evaluated by the accounting community. Under one potential interpretation of FIN 46, the trusts which have issued our trust preferred securities would no longer be consolidated. Conversely, SFAS No. 150 requires consolidation of these trust subsidiaries and the presentation of the related debt instruments as a liability. The accounting community is currently working to resolve this contradictory guidance. Our current presentation is in compliance with SFAS No. 150.

     One potential impact of not including these trusts in our consolidated liabilities is that The Federal Reserve Bank may no longer allow the trust preferred securities to count towards the Tier I capital of the Company. Even in such event, the Company would continue to be well capitalized. The Bank’s Tier I capital would be unaffected, since all trust preferred securities have been issued at the holding company level.

     The Federal Reserve has issued interim guidance allowing the inclusion of these instruments in Tier I capital regardless of the FIN 46 interpretation, although such a determination may change at a later date. The ultimate decision of the banking regulators is not known at this time. We do not expect the adoption of FIN 46 to have any significant impact on our financial condition or operating results.

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

     We do not believe that the provisions of this statement will have a material impact on our consolidated financial statements.

     2.     Business Combinations

      On July 14, 2003, the Company announced the completion of its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in southern California. Under the terms of the agreement announced on April 3, 2003, FCB merged into the Company’s subsidiary, UCB, and the Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding shares of common stock of FCB. The merger was effected under the charter and insurance of deposits of UCB, and UCB, as the surviving entity, will continue to operate as the wholly-owned subsidiary of the Company under the name “United Commercial Bank”.

     The acquisition was effective July 11, 2003 and was accounted for using the purchase method of accounting in accordance with FASB SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of FCB’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was approximately $70.0 million based on the value of the Company’s common stock. The valuation of common stock was based upon the per share closing prices on the Nasdaq of the Company’s common stock on the closing date of the acquisition.

     In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The total acquisition cost (including direct transaction costs) exceeded the fair value of the new assets acquired by $43.8 million. This amount was recognized as intangible assets, consisting of goodwill of $41.6 million and a core deposit intangible of $2.2 million.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be expensed over a fixed period of time, but will be tested for impairment on a regular basis. The $41.6 million goodwill was assigned to the consumer segment in the amount of $13.2 million and the commercial segment in the amount of $28.4 million. None of the goodwill is expected to be deductible for income tax purposes. Identifiable intangible assets, namely core deposit intangibles of $2.2 million, are amortized over their estimated period of benefit which is approximately seven years. Amortization expense for the core deposit intangibles was $158,000 for the period from the acquisition date through September 30, 2003, representing the accumulated amortization at that date.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands):

Cash and cash equivalents	$51,770
Securities	56,854
Loans, net	243,015
Goodwill	41,602
Core deposit intangibles	2,225
Other assets	4,460

Total assets acquired	$399,926

Deposits	325,975
Other liabilities	428

Total liabilities assumed	$326,403

Net assets acquired	$73,523

     At the date of the FCB acquisition, the Company’s management determined the estimated fair values of assets acquired and liabilities assumed. The fair value determination of core deposit intangibles amounted to $2.2 million and was based upon independent appraiser valuation. The professional service fees with regard to the acquisition were capitalized and reflected as paid.

     Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2003 and 2002 as though FCB had been acquired as of January 1, 2002 follow (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net interest income	$43,403	$34,031	$127,831	$95,825
Net income	$16,800	$8,235	$47,269	$28,225
Basic earnings per share	$0.37	$0.20	$1.10	$0.68
Diluted earnings per share	$0.36	$0.19	$1.05	$0.65

3.	Earnings Per Share

     The following are the basic and diluted earnings per share for the three and nine months ended September 30, 2003, and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002 (1)

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$16,768	44,896,592	$0.37	$7,328	39,300,460	$0.19
Dilutive potential common shares	—	2,171,994		—	1,860,380

Diluted:
Net income and assumed conversion	$16,768	47,068,586	$0.36	$7,328	41,160,840	$0.18

	Nine months Ended September 30, 2003			Nine months Ended September 30, 2002 (1)

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$46,124	43,104,602	$1.07	$26,223	39,135,874	$0.67
Dilutive potential common shares	—	2,079,712		—	1,826,894

Diluted:
Net income and assumed conversion	$46,124	45,184,314	$1.02	$26,223	40,962,768	$0.64

(1)	Effective April 8, 2003, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three and nine months ended September 30, 2002 presented have been restated to reflect the effect of the stock split.

4.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available for sale securities. For the three months ended September 30, 2003, total comprehensive income was $9.0 million, a decrease of $4.6 million compared to the three months ended September 30, 2002. Net income for the three months ended September 30, 2003, was $16.8 million, and unrealized gains (losses) on available for sale securities decreased by $7.8 million. For the corresponding period of 2002, net income was $7.3 million, and unrealized gains on available for sale securities increased by $6.3 million.

     For the nine months ended September 30, 2003, total comprehensive income was $36.7 million, a decrease of $2.0 million compared to the nine months ended September 30, 2002. Net income for the nine months ended September 30, 2003, was $46.1 million, and unrealized gains (losses) on available for sale securities decreased by $9.4 million. For the corresponding period of 2002, net income was $26.2 million, and unrealized losses on available for sale securities decreased by $12.5 million.

5.	Goodwill and Core Deposit Intangibles

     On October 28, 2002, the Company acquired all of the outstanding shares of Bank of Canton of California, a California banking corporation (“BCC”). On December 13, 2002, the Company acquired certain assets and assumed certain liabilities of a branch of Broadway National Bank in Brooklyn, New York. On July 11, 2003, the Company acquired all of the outstanding shares of First Continental Bank, a California banking corporation (“FCB”). The acquisitions were accounted for using the purchase method of accounting in accordance with SFAS No. 147 “Acquisition of Certain Financial Institutions, an amendment to FAS No. 72, FAS No. 144, and FIN No. 9” (“SFAS No. 147”), which states that business combinations, other than mutual enterprises of financial institutions, should be accounted for under SFAS No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Intangible Assets” (“SFAS No. 142”).

     In accordance with SFAS No. 141, the assets acquired and liabilities assumed were recorded by the Company at their fair values at the acquisition date. The resulting aggregate goodwill of $87.8 million and core deposit intangibles of $11.6 million are recorded on the balance sheet at September 30, 2003.

     In accordance with SFAS No. 142, goodwill will not be expensed over a fixed period of time, but will be tested for impairment on a regular basis. None of the goodwill is expected to be deductible for income tax purposes. Core deposit intangibles of $11.6 million, are amortized over their estimated period of benefit which is approximately seven years. At September 30, 2003, the gross carrying amount for core deposit intangibles was $13.1 million and the associated accumulated amortization was $1.5 million.

     In accordance with SFAS No. 142, intangible assets, including goodwill, will be reviewed annually to determine if circumstances related to their valuation have been materially affected. In the event that there is impairment, meaning that the current market values are determined to be less than the current book values, a charge against current earnings will be recorded. No such impairment existed at September 30, 2003, or at December 31, 2002.

6.	Segment Information

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

     The following is segment information of the Company for the three and nine months ended September 30, 2003, and 2002:

	Commercial	Consumer	Total

	(Dollars in Thousands)
For the Three Months Ended September 30, 2003:
Net interest income (before provision for loan losses)	$30,741	$12,331	$43,072
Segment net income	15,408	1,360	16,768
Segment total assets	3,193,945	2,233,729	5,427,674
September 30, 2002:
Net interest income (before provision for loan losses)	$21,906	$9,615	$31,521
Segment net income	5,297	2,031	7,328
Segment total assets	2,185,210	1,140,855	3,326,065
For the Nine months Ended September 30, 2003:
Net interest income (before provision for loan losses)	$82,101	$39,901	$122,002
Segment net income	36,675	9,449	46,124
Segment total assets	3,193,545	2,233,729	5,427,674
September 30, 2002:
Net interest income (before provision for loan losses)	$58,423	$30,730	$89,153
Segment net income	18,003	8,220	26,223
Segment total assets	2,185,210	1,140,855	3,326,065

     The $87.8 million goodwill was assigned to the consumer segment in the amount of $40.9 million and the commercial segment in the amount of $46.9 million for the three and nine month periods ending September 30, 2003.

7.	Stock Option Plans

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

     In October 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This statement establishes a new fair value based accounting method for stock-based compensation for plans and encourages, but does not require, employers to adopt the new method in place of the provisions of Accounting Principles Board Release No. 25 (“APB No. 25”). Companies may continue to apply the accounting provisions of APB No. 25 in determining net income. However, they must apply the disclosure requirements of SFAS No. 123 for all grants issued after 1994. In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensations – Transition and Disclosure”, which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects on interim financial information.

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

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$16,768	$7,328	$46,124	$26,223
Deduct:
Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(1,154)	(993)	(3,245)	(2,910)

Pro forma net income	$15,614	$6,335	$42,879	$23,313

Earnings per share:
Basic
As reported	$0.37	$0.19	$1.07	$0.67
Pro forma	$0.35	$0.16	$0.99	$0.60
Earnings per share:
Diluted
As reported	$0.36	$0.18	$1.02	$0.64
Pro forma	$0.33	$0.15	$0.95	$0.57

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the nine months ended September 30, 2003, and 2002:

	For the Three Months Ended		For the Nine months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Dividend yield	0.50%	0.40%	0.57%	0.40%
Volatility	22.25%	30.45%	21.01%	30.45%
Risk-free interest rate	3.40%	3.90%	3.16%	3.90%
Expected lives (years)	7.5	6.5	7.5	6.5

8.	Guarantees

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

     We consider the following off-balance sheet lending arrangements to be guarantees under FIN 45:

     Financial Standby Letters of Credit and Financial Guarantees are conditional lending commitments issued by us to guarantee the performance of a customer to a third party in borrowing arrangements. At September 30, 2003, the maximum undiscounted future payments that could be required to be made were $18.0 million. All of these arrangements mature within one year. We generally have recourse to recover from the customer any amounts paid under these guarantees.

     Premiums that are received for the referral of SBA loans may be refundable in the event of delinquency or early payoff of the underlying loans. At September 30, 2003, the maximum undiscounted future payments that could be required to be made totaled $262,000 and the maximum guarantee period was nine months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may include projections or other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events or the future financial performance of the Company or the Company’s wholly-owned subsidiary, the Bank. Such forward-looking statements include without limitation, statements containing the words “confident that,” “believes,” “plans,” “expects,” “anticipates,” “projects” and words of similar import and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: the ability of the Company and the Bank to integrate Bank of Canton of California and First Continental Bank with their current operations and to achieve the efficiencies anticipated; the ability of the Company and the Bank to assimilate a bank branch in New York and to meet the competitive challenges of a new market; general economic and business conditions in those areas in which the Company or the Bank operates; demographic changes; competition; fluctuations in market conditions, including interest rates; changes in business strategies; changes in governmental regulations; changes in credit quality; and other risks and uncertainties including those detailed in the documents the Company files from time to time with the Securities and Exchange Commission. Further description of the risks and uncertainties are included in detail in the Company’s most recent quarterly and annual reports, including the Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and nine months ended September 30, 2003, and 2002 and financial condition at September 30, 2003, and at December 31, 2002. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included.

CORPORATE DEVELOPMENT

     On July 14, 2003, the Company announced the completion of its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in southern California. Under the terms of the agreement announced on April 3, 2003, FCB merged into the Company’s subsidiary, UCB, and the Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding shares of common stock of FCB. As of the acquisition date of July 11, 2003, FCB had total assets of $356.7 million, loans of $243.1 million and deposits of $325.6 million.

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

     Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses was adequate.

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

Goodwill and Other Intangible Assets: As discussed in Note 5 to the Consolidated Financial Statements, which this discussion accompanies, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves estimating cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Alternative Methods of Accounting. The accounting and reporting policies of the Company are in accordance with Generally Accepted Accounting Principles and conform to practices within the banking industry.

     When the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) in 1996, it elected to continue to use the method of accounting for stock options which did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The pro forma compensation expense is computed using the Black-Scholes model for pricing options. Effective with this interim reporting, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 7 on an interim basis as required by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”.

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

     Net Income. The consolidated net income of the Company during the three months ended September 30, 2003, increased by $9.4 million, or 128.8%, to $16.8 million, compared to $7.3 million for the corresponding period of the preceding year. Included in net income for the three months ended September 30, 2002 was a one-time $6.75 million pretax charge for settlement of litigation and a one-time $350,000 tax benefit resulting from a California tax law change. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended September 30, 2003, were 17.96% and 1.25%, respectively. These amounts compare with annualized ROE and ROA ratios of 14.12% and 0.91%, respectively, for the three months ended September 30, 2002. The improvement in ROE and ROA results primarily from the absence of the one-time litigation settlement charge that occurred during the three months ended September 30, 2002, offset by a decreased net interest margin. The net interest margin was impacted by the assets and liabilities acquired in the October 28, 2002 acquisition of Bank of Canton of California (“BCC”), which had a significantly lower net interest margin than the Company. The lower net interest margin of BCC resulted from its high concentration in lower-yielding securities and lower concentration in lower-costing core deposits, when compared to the securities and core deposit concentrations of the Company. The Company plans to continue restructuring the acquired BCC assets by reducing the concentration of securities and increasing commercial loans. In addition, the Company will increase the core deposits and decrease the reliance of Certificates of Deposits as a funding source. The efficiency ratios were 39.88% for the three months ended September 30, 2003, compared with 58.04% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.36 for the three months ended September 30, 2003, compared with $0.18 for the comparable period of the preceding year. The 2002 per share amount reflected after-tax effect of a one-time charge of $3.9 million, or $0.10 per diluted share. The increase in earnings per common share reflects both the organic loan growth within the Bank and the acquisitions of BCC and FCB.

     The consolidated net income of the Company during the nine months ended September 30, 2003, increased by $19.9 million, or 75.9%, to $46.1 million, compared to $26.2 million for the corresponding period of the preceding year. Included in net income for the nine months ended September 30, 2002 is a one-time $6.75 million pretax charge for settlement of litigation and a one-time $350,000 tax benefit resulting from a California tax law change. The annualized ROE and ROA ratios for the nine months ended September 30, 2003, were 19.02% and 1.22%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.06% and 1.13%, respectively, for the nine months ended September 30, 2002. The improvement in ROE and ROA results primarily from the absence of the one-time litigation settlement charge that occurred during the nine months ended September 30, 2002, offset by a decreased net interest margin which was affected by the assets and liabilities acquired in the October 28, 2002 acquisition of BCC. BCC had a significantly lower net interest margin than the Company. The Company plans to continue restructuring the acquired BCC assets by reducing the concentration of securities and increasing commercial loans. The efficiency ratios were 49.20% for the nine months ended September 30, 2003, compared with 58.04% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $1.02 for the nine months ended September 30, 2003, compared with $0.64 for the comparable period of the preceding year. The after-tax effect of the one-time charge was $3.9 million, or $0.10 per diluted share for the nine months ended September 30, 2002. The increase in earnings per common share reflects both the organic loan growth within the Bank and the acquisitions of BCC and FCB.

     Net Interest Income. Net interest income before provision for loan losses of $43.1 million for the three months ended September 30, 2003, represented a $11.6 million, or 36.6% increase over net interest income of $31.5 million for the three months ended September 30, 2002. The increase in net interest income reflects the asset growth resulting from the acquisitions of BCC and FCB and organic growth of the Company’s loan portfolio. The loan yield decreased from 6.45% for the three months ended September 30, 2002, to 5.66%, and the cost of deposits also decreased from 2.08% to 1.57% for the three months ended September 30, 2003. The decline in loan yield reflects repricing of adjustable-rate loans as a result of reductions in market interest rate indices, and the accelerated prepayment of the higher-yielding loans due to the lower market interest rates. The securities yield decreased from 5.72% for the three months ended September 30, 2002 to 4.14%. The decline in the securities yield reflects the runoff of higher-yielding securities and their replacement with lower-yielding securities due to the low market interest rate environment and the sale of higher-yielding long-term fixed-rate securities.

     Net interest income before provision for loan losses of $122.0 million for the nine months ended September 30, 2003, represented a $32.8 million, or 36.8%, increase over net interest income of $89.2 million for the nine months ended September 30, 2002. The increase in net income reflects the acquisitions of BCC and FCB and the organic growth of the Company’s loan portfolio. The loan yield decreased from 6.59% for the nine months ended September 30, 2002, to 5.72%. The cost of deposits also decreased from 2.25% to 1.69% for the nine months ended September 30, 2003. The decline in loan yield reflects repricing of adjustable-rate loans as a result of reductions in market interest rate indices, and the accelerated prepayment of the higher-yielding loans due to the lower market interest rates. The securities yield decreased from 5.63% for the nine months ended September 30, 2002 to 4.44%. The decline in the securities yield reflects the prepayment of higher-yielding securities due to the low market interest rate environment and the sale of higher-yielding, long-term, fixed-rate securities.

     Interest on earning assets increased $46.1 million to $191.8 million for the nine months ended September 30, 2003, up from $145.8 million for the nine months ended September 30, 2002. This increase resulted primarily from increases in average interest-earning assets in connection with the BCC and FCB acquisitions and organic commercial loan growth, partially offset by a decrease in interest rates. The Company had a $13.2 million increase in interest expense, to $69.8 million for the nine months ended September 30, 2003, up from $56.6 million for the nine months ended September 30, 2002. This reflects an increase of $1.48 billion in average interest-bearing deposits resulting from the addition of deposits from the BCC acquisition and organic deposit generation, partially offset by reductions in market interest rates on interest-bearing deposits.

     Average outstanding loans increased to $3.26 billion for the nine months ended September 30, 2003, from $2.33 billion for the corresponding period of 2002, an increase of $934.6 million, or 40.2%, as a result of the Bank’s continued focus on commercial lending activities and the addition of loans from the acquisitions of BCC and FCB. New loan commitments of $1.45 billion for the nine months ended September 30, 2003, comprised of $1.28 billion in commercial loans and $162.7 million in consumer loans fuelled the growth in the loan portfolio. Loan growth during the nine months ended September 30, 2003, was offset by the internal securitization of multifamily loans as discussed below. Average commercial loans increased $906.0 million to $2.91 billion for the nine months ended September 30, 2003, up from $2.00 billion for the nine months ended September 30, 2002. Average consumer loans increased $28.6 million to $351.8 million for the nine months ended September 30, 2003, up from $323.3 million for the nine months ended September 30, 2002, due to the acceleration of principal prepayments resulting from the low market interest rate environment.

     Average securities increased to $1.56 billion for the nine months ended September 30, 2003, up from $727.1 million for the same period of 2002, an increase of $832.3 million, or 114.5%. This increase was primarily due to the addition of securities from the BCC acquisition, internal securitizations of loans of $242.6 million during the nine months ended September 30, 2002, and the internal securitization of $194.2 million of multifamily loans during the nine months ended September 30, 2003. Securities runoff which accelerated with the lower market interest rate environment was substantially replaced with new securities purchases. During the first nine months of 2003, the Company also sold securities with an aggregate principal balance of $656.1 million. Such securities generally carried the higher purchase premiums and had longer terms. Such securities were sold to protect the Company from both accelerating prepayments and from increases in market interest rates. As part of the Company’s restructuring strategy, securities that have high prepayment and extension risk were replaced with shorter-dated securities with less prepayment and extension risk.

     Average interest-bearing deposits increased to $3.91 billion for the nine months ended September 30, 2003, up from $2.43 billion in the corresponding period of the prior year as a result of organic deposit generation and the addition of deposits from the BCC and FCB acquisitions. Average noninterest-bearing deposits increased to $281.3 million for the nine months ended September 30, 2003, up from $146.3 million for the corresponding period of the prior year. This increase of $135.1 million, or 92.3%, was a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposit accounts and from the acquisitions of BCC and FCB.

     Net Interest Margin. The net interest margin was 3.37% for the nine months ended September 30, 2003 compared to 3.88% for the nine months ended September 30, 2002. The net interest margin, calculated on a tax equivalent basis, was 3.44% for the nine months ended September 30, 2003, as compared to 3.94% for the corresponding period of 2002. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The decrease in the net interest margin was primarily a result of the impact of the assets and liabilities acquired in the October 28, 2002 acquisition of BCC, which had a significantly lower net interest margin than the Company. The decrease in the net interest margin was partially offset by the continuing growth in commercial loans and in lower-costing core deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	At
	September		For the Nine months Ended				For the Nine months Ended
	30, 2003		September 30, 2003				September 30, 2002

	(Dollars in Thousands)
					Interest				Interest
			Average		Income or	Average	Average		Income or	Average
	Yield/Cost		Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-earning assets:
Loans (1)	5.53%		$3,260,818		$139,833	5.72%	$2,326,248		$114,942	6.59%
Securities	4.20		1,559,367		51,947	4.44	727,075		30,724	5.63
Other	0.90		12,624		62	0.65	6,919		87	1.67

Total interest-earning assets	5.12		4,832,809		191,842	5.29	3,060,242		145,753	6.35
Noninterest-earning assets	—		202,028		—	—	46,067		—	—

Total assets	4.90%		$5,034,837		$191,842	5.08%	$3,106,309		$145,753	6.26%

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	0.93%		$603,953		$5,145	1.14%	$355,443		$4,146	1.56%
Savings accounts	0.80		755,765		5,366	0.95	484,686		4,618	1.27
Time deposits	2.04		2,545,895		42,424	2.22	1,590,471		34,727	2.91

Total deposits	1.61		3,905,613		52,935	1.81	2,430,600		43,491	2.39
Borrowings	4.55		326,933		10,946	4.46	259,553		10,421	5.35
Guaranteed preferred beneficial interests in junior subordinated debentures	5.68		136,000		5,959	5.84	43,341		2,688	8.27

Total interest-bearing liabilities	1.93%		4,368,546		69,840	2.13%	2,733,494		56,600	2.76%

Noninterest-bearing deposits			281,344				146,270
Other noninterest-bearing liabilities			61,549				32,971
Stockholders’ equity			323,398				193,574

Total liabilities and stockholders’ equity			$5,034,837				$3,106,309

Net interest income/net interest rate spread (2) (4)	3.19%				$122,002	3.16%			$89,153	3.59%

Net interest-earning assets/net interest margin (3) (4)	3.40%		$464,263			3.37%	$326,748			3.88%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	X	1.11	x			1.12	x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.
(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average interest-earning assets.
(4)	Calculated on a nontax equivalent basis.

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

     For the three months ended September 30, 2003, our provision for loan losses was $2.8 million, a decrease of $100,000 compared to a provision of $2.7 million for the corresponding period of 2002. For the nine months ended September 30, 2003, our provision for loan losses was $6.6 million, an increase of $100,000 compared to a provision of $6.5 million for the corresponding period of 2002.

     Our overall loan portfolio grew from $2.44 billion at September 30, 2002, to $3.62 billion at September 30, 2003, an increase of $1.18 billion or 48.4%. Of this increase, $515.1 million was attributable to loans acquired from the BCC acquisition that had an associated allowance for loan losses of $8.9 million, and $247.0 million was attributable to loans acquired from the FCB acquisition that had an associated allowance for loan losses of $4.0 million. BCC’s allowance at the acquisition date of $8.9 million was increased by $1.2 million by the Company to reflect a loss from the sale of a problem loan acquired from BCC. The loan was identified during the due diligence process, and the loss was factored into the acquisition cost.

     Our provision for loan losses for the three and nine months ended September 30, 2003, resulted from the following factors:

•	We continued to focus on commercial loan originations during 2003. Total commercial loan originations were $1.28 billion during the nine months ended September 30, 2003, compared with originations of $932.1 million for the corresponding quarter of 2002. The concentration of commercial lending was 88.8% of total loans compared to 89.1% in the corresponding period of 2002. Our allowance for loan loss methodology attributes higher loss factors to commercial loans, reflecting the higher inherent risk in that portfolio.

•	Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were approximately 1.13% of total loans at September 30, 2003, compared with criticized loans of approximately 0.77% of total loans at September 30, 2002.

•	Nonaccrual loans increased from $3.2 million at September 30, 2002, to $5.8 million at September 30, 2003. The increase reflects two construction loans on one project that were over 90 days past due.

•	Net charge-offs of $1.4 million for the nine months ended September 30, 2003, decreased as compared to net charge-offs of $2.1 million for the corresponding period of 2002. The charge-offs in the nine months ended September 30, 2003 and 2002 related primarily to commercial business lending.

     Noninterest Income. Noninterest income for the three months ended September 30, 2003, was $6.5 million compared to $2.6 million for the corresponding quarter of 2002, an increase of $3.9 million, or 151.8%, primarily as a result of an increase in commercial banking fees and gain from sale of loans and securities. Commercial banking fees increased 30.3% to $1.6 million for the three months ended September 30, 2003, as compared to $1.3 million for the corresponding period of 2002, a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 432.9% to $4.3 million for the three months ended September 30, 2003, compared with $803,000 for the corresponding period of 2002. Gains from sale of SBA loans for the three months ended September 30, 2003 were $1.2 million, compared to $408,000 for the corresponding period in 2002. Gains recognized on sale of securities were $3.1 million for the three months ended September 30, 2003, in conjunction with the Company’s securities restructuring strategy further explained in the Financial Condition section. The Company anticipates that the securities restructuring program will continue in the fourth quarter of 2003.

     Noninterest income for the nine months ended September 30, 2003, was $16.3 million compared to $8.5 million for the corresponding quarter of 2002, an increase of $7.8 million, or 91.0%, primarily as a result of an increase in commercial banking fees and gain from sale of SBA loans and securities. Commercial banking fees increased 39.2% to $4.7 million for the nine months ended September 30, 2003, as compared to $3.4 million for the corresponding period of 2002, a result of increased commercial banking activities, primarily trade finance business. Gain on sale of loans and securities increased by 165.5% to $9.6 million for the nine months ended September 30, 2003, compared with $3.6 million for the corresponding period of 2002, due to increased securities sales.

     Noninterest Expense. Noninterest expense was $19.8 million for both the three months ended September 30, 2003, and 2002. Personnel expenses increased to $10.1 million for the three months ended September 30, 2003, up from $6.6 million for the corresponding period of 2002, an increase of $3.5 million, or 52.9%. This increase is primarily due to the additional staffing resulting from the BCC and FCB acquisitions and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $1.7 million are net of rental income of $1.6 million for the three months ended September 30, 2003. Occupancy expenses of $1.5 million are net of rental income of $251,000 for the corresponding period of 2002. The increased occupancy expenses resulting from the BCC and FCB acquisitions were offset by the increased rental income from the corporate office building acquired in the BCC acquisition. Professional fees and contracted services were $1.2 million for the three months ended September 30, 2003, compared with $1.1 million for the corresponding period of 2002. Included in noninterest expense is core deposit intangible amortization of $185,000 for the three months ended September 30, 2003. The core deposit intangible was recorded in connection with the acquisitions of BCC, the New York branch, and FCB. Miscellaneous expenses of $3.6 million for the three months ended September 30, 2003 increased $1.4 million, or 60.4%, compared with $2.2 million for the corresponding quarter of 2002. The increase primarily related to additional expenses resulting from the BCC and FCB acquisitions.

     Noninterest expense of $57.5 million for the nine months ended September 30, 2003, increased $9.4 million, or 19.6%, compared with $48.1 million for the corresponding period of 2002. Personnel expenses increased to $30.5 million for the nine months ended September 30, 2003, up from $21.1 million for the corresponding period of 2002, an increase of $9.4 million, or 44.7%. This increase is primarily due to the additional staffing resulting from the BCC and FCB acquisitions and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $4.3 million are net of rental income of $4.7 million for the nine months ended September 30, 2003. Occupancy expenses of $4.2 million are net of rental income of $750,000 for the nine months ended September 30, 2002. The increase in rental income results primarily from rental income of the corporate office building acquired in the BCC acquisition. Included in noninterest expense is core deposit intangible amortization of $1.3 million for the nine months ended September 30, 2003. The core deposit intangible was recorded in conjunction with the acquisitions of BCC, the New York branch, and FCB. Miscellaneous expenses of $9.6 million for the nine months ended September 30, 2003 increased $3.3 million, or 51.8%, compared with $6.3 million for the corresponding period of 2002. The increase primarily related to additional expenses resulting from the BCC and FCB acquisitions.

     Provision for Income Taxes. The provision for income taxes was $10.2 million and $4.2 million on the income before taxes of $27.0 million and $11.6 million for the three months ended September 30, 2003 and 2002, respectively. The effective tax rate for the quarter ended September 30, 2003, was 37.90%, compared with 36.67% for the quarter ended September 30, 2002.

     The provision for income taxes was $28.1 million and $16.9 million on the income before taxes of $74.2 million and $43.1 million for the nine months ended September 30, 2003 and 2002, respectively. The effective tax rate for the nine months ended September 30, 2003, was 37.83%, compared with 39.18% for the period ended September 30, 2002. The lower effective tax rate reflects the realization of Enterprise Zone tax benefits from lending activities associated with the BCC acquisition and the increased municipal securities portfolio.

FINANCIAL CONDITION

     The Company experienced continued asset and core deposit growth during the third quarter of 2003. Total assets at September 30, 2003, were $5.43 billion, an increase of $574.0 million, up from $4.85 billion at December 31, 2002. The growth resulted primarily from the FCB acquisition.

     During the nine months ended September 30, 2003, total loans increased by $591.8 million, or 19.5%, to $3.62 billion, up from $3.03 billion at December 31, 2002. This growth resulted from the acquisitions of BCC and FCB and an organic increase in commercial loans resulting from the Bank’s continuing focus on originating such loans. This growth was partially offset by the internal securitization of $194.2 million of multifamily loans during the nine months ended September 30, 2003. Total commercial loans grew to $3.24 billion at September 30, 2003, up from $2.67 billion at December 31, 2002, as a result of new commercial loan commitments of $1.28 billion, offset by principal repayments and the internal securitization of multifamily loans. Consumer loans increased to $385.3 million at September 30, 2003, from $360.4 million at December 31, 2002, primarily due to new consumer loan commitments.

     As a result of lower market interest rates, the Company experienced a higher level of new loan commitments for the nine months ended September 30, 2003. Total commitments of $1.45 billion were comprised of $1.28 billion of commercial loans and $162.7 million of consumer loans. Securities (including available for sale and held to maturity) totaled $1.53 billion at September 30, 2003, a decrease of $51.3 million, or 3.2%, from $1.58 billion at December 31, 2002. This was primarily the result of sales of $656.1 million and principal repayments and securities calls of $605.6 million, partially offset by purchases of $983.6 million and internal securitizations of $194.2 million.

     During the second quarter of 2003, the Company implemented a securities restructuring strategy intended to replace securities that have high prepayment and extension risk with securities that are shorter-dated and have less prepayment and extension risk. The Company also leveraged on the talents of its loan officers to increase loan production and accelerated the planned balance sheet restructuring announced at the time of the BCC acquisition to reduce the percentage of securities and increase the percentage of loans on the balance sheet. The securities restructuring strategy and increased loan production were intended to protect the Company from mark-to-market volatility in the securities portfolio and better position the Company for accelerated margin expansion in an upward market interest rate environment. The Company will continue to monitor changing market conditions and actively manage its securities restructuring strategy.

     Total past due loans were 0.61% of total loans at September 30, 2003, compared with 0.88% at December 31, 2002. Nonperforming assets were $5.8 million, or 0.11%, of total assets at September 30, 2003, compared with nonperforming assets of $4.7 million, or 0.10%, of total assets at December 31, 2002. The allowance for loan losses was $58.1 million at September 30, 2003, an increase of $9.2 million from $48.9 million at December 31, 2002. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the nine months ended September 30, 2003, the increased concentration in commercial loans, and the increase in Criticized loans and nonperforming loans. The increase was also due to the acquisitions of BCC and FCB and the reserves that came over from those acquisitions.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At September 30, 2003		At December 31, 2002

	Amount	%	Amount	%

		(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,616,322	44.54%	$1,279,809	42.20%
Secured by real estate-multifamily	1,042,817	28.74	914,630	30.16
Construction	296,922	8.18	216,218	7.13
Commercial business	287,577	7.92	261,787	8.63

Total commercial loans	3,243,638	89.38	2,672,444	88.12

Consumer:
Residential mortgage (one to four family)	330,136	9.10	311,067	10.25
Other	55,209	1.52	49,372	1.63

Total consumer loans	385,345	10.62	360,439	11.88

Total gross loans	3,628,983	100.00%	3,032,883	100.00%

Net deferred loan origination fees	(9,414)		(5,073)

Loans	3,619,569		3,027,810
Allowance for loan losses	(58,111)		(48,865)

Net loans	$3,561,458		$2,978,945

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Company originates substantially all of its loans for portfolio retention. The Company also originates and funds loans that qualify for guaranty issued by the SBA. The U.S. government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. government, and the Company bears the credit risk of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell a portion of the unguaranteed segment of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was insignificant as of September 30, 2003, and December 31, 2002.

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

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $3.03 billion, an increase of $516.5 million, or 20.5%, from $2.51 billion at December 31, 2002. Adjustable-rate loans represent 83.4% of gross loans at September 30, 2003, compared with 82.8% of gross loans at December 31, 2002. Fixed-rate loans increased slightly by $80.6 million, or 15.4%, to $603.0 million, or 16.6% of gross loans at September 30, 2003, compared with $522.5 million, or 17.2% of the gross loans at December 31, 2002. At September 30, 2003, adjustable-rate loans included $405.0 million of intermediate fixed-rate loans compared with $205.6 million at December 31, 2002, an increase of $199.4 million, or 97.0%.

     The following table reflects the Bank’s new loan commitments during the periods indicated:

	For the Nine months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$412,170	$258,830
Secured by real estate-multifamily (1)	434,687	369,068
Construction	258,012	145,580
Commercial business	179,312	158,592

Total commercial loans	1,284,181	932,070

Consumer:
Residential mortgage (one to four family) (1)	140,941	89,031
Home equity and other	21,794	25,010

Total consumer loans	162,735	114,041

Total new commitments	$1,446,916	$1,046,111

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Internal Loan Securitizations. The Company manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Company exchanges either multifamily or residential mortgage (one to four family) loans for FNMA securities. Residential mortgage (one to four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

     These internal securitizations do not have a cash impact to the Company, since selected loans from the Company’s loan portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loan portfolio. The FNMA securities are generally held as available for sale (“AFS”) securities in the Company’s investment and mortgage backed securities portfolio.

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

     During the nine months ended September 30, 2003, the Company internally securitized $194.2 million of multifamily loans.

     Risk Elements. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed from income.

     Following is the Bank’s risk elements table:

	At September 30,	At December 31,
	2003	2002

	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$—	$—
Secured by real estate-multifamily	—	—
Construction	4,848	4,533
Commercial business	951	68

Total commercial	5,799	4,601

Consumer
Residential mortgage (one to four family)	—	—
Other	—	53

Total consumer	—	53

Total nonaccrual loans	5,799	4,654

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$5,799	$4,654

Nonperforming assets to total assets	0.11%	0.10%
Nonaccrual loans to loans	0.16	0.15
Nonperforming assets to loans and OREO	0.16	0.15
Loans	$3,619,569	$3,027,810

Gross income not recognized on nonaccrual loans	$140	$211
Accruing loans contractually past due 90 days or more	$2,012	$4,302
Performing restructured loans not included above	$9,120	$—

     Total nonperforming assets were $5.8 million at September 30, 2003, an increase of $1.1 million, from $4.7 million at December 31, 2002. The increase was attributable to two construction loans to the same borrower on the same property that were over 90 days past due. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. The Bank held no OREO at September 30, 2003, or December 31, 2002.

     The $9.1 million performing restructured loan in the table above represents a performing commercial real estate loan. No interest rate concessions were made on this loan. The restructured classification is due to the Bank making interest rate concessions on a separate $965,000 loan to the same obligor on the same property during the quarter. The $965,000 loan is included in the nonaccrual construction loans balance in the table above. The obligor may make additional draws under this facility, but such draws would not have a material impact on the Company’s nonperforming assets.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The Company has established a formal process for establishing an adequate allowance for loan losses. This process results in an allowance that has two components: allocated and unallocated. To determine the allocated component, the Company arrives at estimates by analyzing certain individual loans (including impaired loans) and analyzing loans in groups. For the loans the Company analyzes individually, the Company may use third-party information, such as appraisals, to help supplement our internal analysis. For the loans the Company analyzes in groups, such as residential mortgage (one to four family) loans, the Company reviews delinquency trends, charge-off experience, the makeup of its loan portfolio, current economic conditions, regional trends in collateral values, as well as other factors.

     The Company uses the unallocated portion of the allowance to compensate for the imprecise nature of estimating an adequate allowance for incurred loan losses, economic uncertainties, and other factors. The Company’s loan portfolio also undergoes an internal asset review, and portions are examined by government regulators. The Company incorporates the results of these examinations into its assessments.

     The Company’s allowance for loan losses is increased by provisions for loan losses, which are charged against earnings, and is reduced by charge-offs, net of any recoveries. Loans are charged off when they are classified as a “loss.” For any loan which is deemed classified, the Company performs an impairment assessment and charges off the amount by which the recorded loan amount exceeds the value of the property securing the loan, unless the loan is both well secured and in the process of collection. The Company generally records recoveries of amounts that have been previously charged off only to the extent that cash is received.

     While the Company uses all available evidence in determining whether the Company believes its allowance for loan losses is adequate, future additions to the allowance will be subject to the continuing evaluation of the inherent risks in its portfolio. The Company may need to make additional provisions for loan losses if the economy declines or asset quality deteriorates. Also, regulators review the allowance as part of their examinations. Although they can require the Company to adjust its allowance as a result of such examinations, they have not done so in any of the years presented. The Company believes, however, that the allowance for loan losses is adequate to provide for estimated losses inherent in its loan portfolio.

     The Company considers the allowance for loan losses of $58.1 million adequate to cover losses inherent in its loan portfolio at September 30, 2003.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the dates indicated:

	For the Nine months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)
Balance at beginning of period	$48,865	$34,550
Acquired allowance for loan losses	4,028	—
Provision for loan losses	6,644	6,516
Loans charged off	(2,661)	(2,126)
Recoveries	1,235	26

Balance at end of period	$58,111	$38,966

Allowance for loan losses to loans	1.61%	1.60%
Annualized net charge-offs to average loans	0.06%	0.12%

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

     The Company’s portfolio investments are governed by the Asset and Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

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

     The securities portfolio (including available for sale and held to maturity) decreased by $51.3 million, or 3.2%, to $1.53 billion during the nine months ended September 30, 2003, down from $1.58 billion at December 31, 2002. The decrease in securities is a result of sales of $656.1 million, and principal repayments and securities calls of $605.6 million, mostly offset by purchases of $983.6 million and $194.2 million of FNMA securities received in the internal securitization of multifamily loans.

     The portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for any such borrowings.

     During the nine months ended September 30, 2003, the Company increased its held to maturity portfolio from $112.0 million at December 31, 2002 to $284.8 million. This increase of $172.8 million resulted from purchased securities during the period that were classified as held to maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our liquidity position and the size of our portfolio. The Company plans from time-to-time to continue to purchase securities for its held to maturity portfolio. However, for the foreseeable future, the Company expects that the preponderance of its securities portfolio will be classified as available for sale.

     The following table presents the Company’s securities portfolio on the dates indicated:

	At September 30, 2003		At December 31, 2002

	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

		(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$13,189	$11,757	$62,313	$58,176
Federal Agency Notes	162,800	160,829	45,252	45,304
Asset-backed Securities	18,541	18,530	5,826	5,739
Municipals	90	90	360	360
Corporate Bonds	11,906	11,672	—	—
Foreign Debt Securities	—	—	8,017	8,014

Total investment securities available for sale	206,526	202,878	121,768	117,593

Mortgage-backed securities available for sale:
FNMA	597,332	601,008	577,731	590,373
GNMA	117,646	118,042	280,263	286,153
FHLMC	228,415	227,387	289,094	289,959
Other	96,048	96,029	184,919	185,309

Total mortgage-backed securities available for sale	1,039,441	1,042,466	1,332,007	1,351,794

Total investment and mortgage-backed securities available for sale	$1,245,967	$1,245,344	$1,453,775	$1,469,387

Investment securities held to maturity:
Municipals	$180,665	$181,442	$111,049	$113,637

Mortgage-backed securities held to maturity:
GNMA	103,158	103,256	—	—
Other	930	930	945	945

Total mortgage-backed held to maturity	104,088	104,186	945	945

Total investment and mortgage-backed securities held to maturity	$284,753	$285,628	$111,994	$114,582

     As of September 30, 2003, both the carrying value and the market value of the available for sale securities was $1.53 billion. The total net unrealized gain on these securities was $252,000. Included in net unrealized gains is $623,000 of net unrealized losses relating to securities that are available for sale on which, the net unrealized loss, net of tax, is included as a reduction to stockholders’ equity. The difference between the carrying value and market value of securities, which are held to maturity, aggregating a gain of $875,000, has not been recognized in the financial statements as of September 30, 2003. The unrealized net gains are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, for the nine months ended September 30, 2003, an “other than temporary impairment” charge of $787,000 was recorded for trust preferred securities contained in the available for sale portfolio due to the downgrading of the issuing bank holding companies from rating agencies.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $4.53 billion at September 30, 2003, which represented an increase of $525.0 million from $4.01 billion at December 31, 2002. Core deposit balances increased by $369.0 million, or 24.5% to $1.87 billion at September 30, 2003, compared with $1.50 billion at December 31, 2002. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market, and the FCB acquisition. At September 30, 2003, 58.7% of our deposits were time deposits; 22.6% were NOW, demand deposit and money market accounts; and 18.7% were savings accounts. By comparison, at December 31, 2002, 62.4% of deposits were time deposits; 20.3% were NOW, demand deposit and money market accounts; and 17.3% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. No material portion of its deposits are from or are dependent on any one person or industry. At September 30, 2003, the 100 depositors with the largest aggregate deposit balances comprised less than 20% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of September 30, 2003, is $1.56 billion of deposits of $100,000 or greater. Such deposits comprise 34.4% of total deposits. The majority of the time deposits as of September 30, 2003, mature in one year or less.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated:

	At September 30, 2003		At December 31, 2002

		Weighted		Weighted
	Balance	Average Rate	Balance	Average Rate

		(Dollars in Thousands)
NOW, demand deposits and money market accounts	$1,025,205	0.61%	$813,122	0.86%
Savings accounts	848,219	0.80	691,318	1.10
Time deposits:
Less than $100,000	1,100,271	1.95	1,109,633	2.36
$100,000 or greater	1,558,136	2.10	1,392,740	2.53

Total time deposits	2,658,407	2.04	2,502,373	2.45

Total deposits	$4,531,831	1.48%	$4,006,813	1.90%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At September 30, 2003, the Bank had $319.6 million of advances outstanding compared to $353.4 million outstanding at December 31, 2002.

     Included in the $319.6 million of FHLB advances as of September 30, 2003, were $48.1 million of short-term advances, which mature within one year. Of the $271.5 million in long-term advances, $29.0 million mature between 2005 and 2008. An additional $242.5 million mature between 2006 and 2008 with provisions that allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of September 30, 2003, $226.6 million of these advances may be terminated at the option of the FHLB.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the dates indicated:

	At or For the Nine months Ended
	September 30,

	2003	2002

	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$54,565	$10,656
Maximum amount outstanding at any month end	125,936	42,500
Balance outstanding at end of period	48,125	9,000
Weighted average interest rate during the period	1.43%	4.23%
Weighted average interest rate at end of period	1.38%	4.63%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$272,368	$248,896
Maximum amount outstanding at any month end	275,835	253,000
Balance outstanding at end of period	271,523	249,000
Weighted average interest rate during the period	5.06%	5.40%
Weighted average interest rate at end of period	5.12%	5.36%
Weighted average remaining term to maturity at end of period (in years)	4	5

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

     The Company had $136.0 million of Capital Securities outstanding at September 30, 2003, and December 31, 2002. The proceeds of the 2002 issuances were primarily used to fund the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2003, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2003, was 12.14%, as compared with 11.52% at December 31, 2002. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at September 30, 2003, was 7.66% as compared with 7.57% at December 31, 2002. The decrease in the Tier I Capital to average assets ratio in comparison to the increase in the total risk-based capital ratio is due to the impact the acquisition of BCC had on the average balance sheet at December 31, 2002. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     As discussed in Note 1 to the Consolidated Financial Statements, which this discussion accompanies, the Federal Reserve has issued interim guidance allowing the inclusion of trust preferred securities in Tier I capital regardless of the FIN 46 interpretation, although such a determination may change at a later date. The ultimate decision of the banking regulators is not known at this time. One potential impact of not including these trusts in our consolidated liabilities is that The Federal Reserve Bank may no longer allow the trust preferred securities to count towards Tier I capital of the Company. Even in such event, the Company would continue to be well capitalized. The Bank’s Tier I capital would be unaffected, since all trust preferred securities have been issued at the holding company level.

     Contractual Obligation and Off-Balance Sheet Arrangements. The following table presents, as of September 30, 2003, the Company’s significant contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient.

	Payments Due In

	2003	2004	2005	2006	2007	2008 and after

			(Dollars in Thousands)
Time deposits	$866,477	$1,706,486	$65,740	$14,820	$3,241	$1,643
Borrowings	44,125	4,000	6,000	15,797	6,000	243,726
Guaranteed preferred beneficial interests in junior subordinated debentures	—	—	—	—	—	136,000
Lease payment commitments	1,300	4,703	3,998	3,119	2,683	8,935

     The following table presents significant commitments at September 30, 2003 (dollars in millions):

	September 30, 2003	December 31, 2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$104.2	$86.5
Commercial (excluding construction)	339.7	342.1
Construction	255.1	188.6
Letters of credit	32.1	49.1
Commitments to purchase securities	—	17.3
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Foreign exchange contracts receivable	2.4	10.2
Foreign exchange contracts payable	2.4	10.2

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

     The Company has not recently experienced, nor does it anticipate experiencing, any material changes in its capital resources. The Company maintains total borrowing capacity of approximately $977.3 million, of which $659.2 million was available for use as of September 30, 2003.

     The Company does not have any off-balance sheet financing arrangements as of September 30, 2003, and December 31, 2002.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 1999. During the nine months ended September 30, 2003, the Company paid aggregate dividends of $3.4 million. The payment of such dividends did not have a significant impact of the liquidity of the Company. As a result of the dividend payouts, the total capital of the Company was reduced by $3.7 million during the nine months ended September 30, 2003. The payment of dividends during the nine months ended 2003 had the effect of reducing the Tier I leverage capital ratio by 10 basis points and risk-based capital ratio by 9 basis points.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2002, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

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

     The Company filed with the Securities and Exchange Commission a report on Form 8-K on July 18, 2003, covering information reported under Item 9 (Regulation FD Disclosure) but furnished pursuant to Item 12 (Results of Operation and Financial Condition) in accordance with SEC Release No. 33-8216.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended September 30, 2001, filed with the Securities and Exchange Commission on May 3, 2001 (SEC File No. 0-24947).

***	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 25, 2003 (SEC File No. 0-24947).

****	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

*****	Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2003 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 14, 2003

/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: November 14, 2003

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