Form 10-K
period 2003-12-31
UCBH HOLDINGS INC
filed 2004-03-11
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

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

COMMON STOCK, PAR VALUE $0.01 PER SHARE
(Title of class)

PREFERRED STOCK PURCHASE RIGHTS
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $1,207,866,948 and is based upon the last sales price as quoted on The Nasdaq National Stock Market as of June 30, 2003.

     As of March 10, 2004, the Registrant had 45,124,646 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the April 29, 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

     UCBH Holdings, Inc. (“UCBH”, the “Company,” “we,” “us,” or “our”) is a Delaware corporation incorporated in 1998 that is registered with the Board of Governors of the Federal Reserve System as a bank holding company. We conduct our principal business through our wholly owned banking subsidiary, United Commercial Bank (“UCB” or the “Bank”), which makes up almost all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

     The Company was founded as United Federal Savings and Loan Association in 1974 to serve the financial needs of the San Francisco Chinese community. As the Chinese-American population grew significantly and expanded into new communities throughout California, we became United Savings Bank, F.S.B. to provide statewide banking services. In 1998, reflecting a rapidly growing focus on our commercial banking capabilities, we converted our charter to become United Commercial Bank. On November 5, 1998, the Company went public and started trading on The Nasdaq National Stock Market under the symbol “UCBH”.

     In 2002, we increased our presence in California and opened our first branch in New York. On October 28, 2002, we acquired all of the outstanding shares of Bank of Canton of California, a $1.45 billion California banking corporation (“BCC”). The Company issued approximately 2.7 million shares of its common stock and paid $168.8 million in cash, for a total purchase price of $220.0 million. BCC was immediately merged into the Bank. BCC was a Chinese-focused commercial bank headquartered in San Francisco, with eight offices in the Bay Area and four offices in metropolitan Los Angeles. BCC was founded in 1937 as a California-based institution whose mission was to serve the Chinese communities in San Francisco. On December 13, 2002, the Bank purchased certain assets and assumed certain liabilities of a branch of Broadway National Bank, a national banking association (“BNB”) located in Brooklyn, New York. As of the acquisition date, the acquired BNB branch had total deposits of $13.5 million.

     In 2003, the Company completed its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in Southern California. The Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding shares of common stock of FCB. As of the acquisition date of July 11, 2003, FCB had total assets of $356.7 million, loans of $243.1 million and deposits of $325.6 million.

     Also during 2003, the Company was granted a full banking license by the Hong Kong Monetary Authority, enabling the Company to commence a full-service Hong Kong branch in the second half of 2003. This license allows us to engage in a wide range of banking activities in Hong Kong, including deposit generation and international trade finance lending activities. The Hong Kong branch should further enhance our capability to grow our international banking business across the Pacific Rim in the future.

     In early 2004, the Bank’s wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the NASD and SEC. UCBIS will act as an introducing broker in sales of shares of mutual funds, listed and over-the-counter equities, and corporate, municipal, and U.S. government debt. UCBIS will also sell variable annuities and covered options for its customers. UCBIS is registered with the Municipal Securities Rulemaking Board (“MSRB”) as a municipal securities broker-dealer and is a member of SIPC. UCBIS will not have custody or possession of customer funds or securities. Customer accounts will be carried on a fully-disclosed basis at National Financial Services, LLC, UCBIS’ clearing firm.

     We intend to continue to grow within our existing markets, to further expand by new branch openings or acquisition of financial institutions in existing markets, and to branch into or acquire financial institutions in other markets consistent with our capital requirements and management abilities.

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

     We currently have 41 offices in the State of California, one office in Brooklyn, New York, and one office in Hong Kong, China. Our Northern California locations include 26 offices, and we have 15 offices in Southern California. Our new business is approximately equally divided between Northern and Southern California. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. As of December 31, 2003, we are the leading financial institution focused on serving the ethnic Chinese communities within the United States.

Current Banking Services

     Through our branch network, we provide a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

     We offer the following deposit products:

•	Business checking, savings and money market accounts
•	Personal checking, savings and money market accounts
•	Time deposits (certificates of deposit)
•	Individual Retirement Accounts (IRAs)

     We offer a full complement of loans, including the following types of loans:

•	Commercial real estate loans (residential and nonresidential)
•	Construction loans to small- and medium-sized developers for construction of single family homes, multifamily and commercial properties
•	Commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million
•	Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers
•	Loans guaranteed by the U.S. Small Business Administration (“SBA”)
•	Residential real estate loans
•	Home equity lines of credit

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

Subsidiaries of the Company and the Bank

     The Company has eight wholly owned subsidiaries, including the Bank. The seven subsidiaries other than the Bank are special purpose trusts formed by the Company for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures.

     The Bank has five wholly owned subsidiaries. Two of the five subsidiaries, United Commercial Bank Building Corporation (formerly known as Bank of Canton of California Building Corporation) and California Canton International Bank (Cayman) Limited were acquired in the BCC transaction. United Commercial Bank Building Corporation owns the property at 555 Montgomery Street in San Francisco, California. California Canton International Bank (Cayman) Limited provides banking services and has deposits of $1.0 million as of December 31, 2003 and assets consisting of Federal funds and securities. The third subsidiary is UCBIS which is a registered broker-dealer and commenced business in early 2004. Of the remaining two subsidiaries of the Bank, one is inactive and the other acts as a trustee under deeds of trust securing promissory notes held by the Bank.

Lending Activities

     Underwriting and Credit Administration. Our Board of Directors has established credit policies for the Company. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited credit approval authority to certain officers of the Bank. Any loan requests over individual officer limits must be approved by the Chief Credit Officer or the President according to their delegated underwriting authority limits. Substantially, all loan growth results from internal originations with the exception of Community Reinvestment Act loan purchases from third parties. Also, the Bank may from time to time participate in loans with other banks.

     Our Credit Review Committee, which includes Thomas S. Wu (Chairman, President and Chief Executive Officer or “CEO”), Jonathan H. Downing (Executive Vice President and Chief Financial Officer or “CFO”), Ebrahim Shabudin (Executive Vice President and Chief Credit Officer or “CCO”), Sylvia Loh (Executive Vice President and Director of Commercial Banking) and Devin Abell (First Vice President and Deputy Director of Credit Risk Management), among others, reviews and ratifies all loans ranging from $750,000 to $5.0 million depending on the loan type. Individual loans over $5.0 million and all loans bringing a borrower’s aggregate loan commitments over $5.0 million are reviewed and ratified by the Board of Directors.

     As part of our credit administration process, we conduct an internal asset quality review. Additionally, an outside credit review agency, composed of former bankers and former bank regulators, reviews all commercial loans over $100,000. Our CEO, CFO, CCO, and lending division heads meet generally every two weeks to review nonperforming assets, classified assets, delinquencies, and other relevant information to evaluate credit risk within our loan portfolio. The results are reviewed by the Board of Directors quarterly.

     Loan Portfolio. At December 31, 2003, our loan portfolio was composed of the following:

	(Dollars	Percentage
	in Millions)	of Gross Loans
Commercial real estate loans	$1,724.2	45%
Multifamily mortgage loans	1,162.6	31
Construction loans	293.9	8
Commercial business loans	302.1	8
Residential mortgage (one to four family) loans	274.4	7
Other consumer loans	43.1	1

Total	$3,800.3	100%

     Commercial Lending. Our Commercial Banking Division is staffed with experienced commercial lending officers.

     Commercial Real Estate Loans. We originate medium-term commercial real estate loans that are secured by commercial or industrial buildings. These properties are either used by their owners for business purposes (known as owner-user properties) or have income derived from tenants (known as investment properties).

     At December 31, 2003, we had approximately 1,900 commercial real estate loans with a total balance of approximately $1.72 billion. The average balance of such loans was $906,000. The majority of commercial real estate loans are adjustable-rate mortgages, and the average loan term is approximately eight years.

     During the year ended December 31, 2003, new commercial real estate loan originations were $634.5 million, as compared to $355.7 million for 2002, and $310.1 million for 2001. At December 31, 2003, we had $256.0 million of commercial real estate loans in our pipeline. However, there is no assurance that all the loans in the pipeline will close.

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

     Multifamily Mortgages. We originate multifamily mortgage loans that are generally secured by five- to 50-unit residential buildings. Substantially all of our multifamily mortgage loans are secured by properties located in our primary market area. We obtain full credit information on multifamily mortgage borrowers and independently verify their income and assets. We also consider their ability to manage the multifamily property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate multifamily mortgage loans. Our adjustable-rate multifamily loans are generally fixed for either one or six months and then adjust every six months based upon the London Interbank Offer Rate (“LIBOR”) index. Multifamily loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

     At December 31, 2003, we had approximately 2,137 multifamily mortgage loans with an aggregate outstanding principal balance of $1.16 billion. The average balance of such loans was $544,000. At December 31, 2003, multifamily loans were approximately 31% of our total loan portfolio. We originated $612.6 million of multifamily loans during 2003, as compared to $480.9 million in 2002, and $256.8 million in 2001.

     Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 2003, we had approximately 219 outstanding construction loans, with an aggregate principal balance of $293.9 million. The average balance of such loans was $1.3 million. New construction originations were $344.4 million in 2003, $269.8 million in 2002, and $251.7 million in 2001.

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

     Commercial Business Loans. We provide commercial business loans and lines of credit to small- and medium-sized companies for working capital purposes and loans to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review and generally the Bank obtains security interests in inventory and accounts receivable. Equipment loans are secured by the underlying equipment. Interest rates are normally based on the prime rate. During 2003, new commercial business loan originations were $235.0 million, as compared to $193.8 million in 2002, and $205.9 million in 2001.

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

     To mitigate our risk, commercial lines are guaranteed by the business owners and are sometimes supported by junior liens on other real estate assets.

     Generally, we structure our short-term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

     Small Business Loans. We also originate and fund loans that qualify for a guaranty issued by the U.S. Small Business Administration (“SBA”). The Bank has been designated as a Preferred Lender Program (“PLP”) lender by the SBA. As a PLP lender, the Bank can approve small business loans on behalf of the SBA, thus providing a more expeditious loan processing time frame for our borrowers. Currently, the SBA normally guarantees from 75% to 85% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that small business loans be secured by inventories and receivables or by real property, if commercial real estate is being financed. Small business loans originated during 2003, 2002, and 2001 are reported in commercial real estate, commercial business, and construction loans. During 2003, we originated $58.4 million of small business loans, as compared to $46.2 million in 2002 and $35.1 million in 2001.

     Consumer Lending. We make consumer loans, primarily residential mortgage (one to four family) loans for our customers. We also provide home equity loans.

     Residential Mortgages. Although we have placed our primary emphasis on the origination of commercial loans, we also originate consumer loans to meet the needs of our retail customer base. The majority of our consumer loan originations are residential mortgage loans. We originated $199.2 million of residential mortgage loans in 2003, $128.4 million in 2002, and $126.3 million in 2001. The increase in loan originations in 2003 reflects the refinance activity resulting from the low market interest rate environment.

     We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Our fixed-rate loans have terms of 15 or 30 years. Intermediate fixed-rate mortgages have fixed interest rates for five years and then adjust annually thereafter. We also offer ARM loans, with interest rates that are fixed for six months and then readjust every six months.

     At December 31, 2003, we had approximately 1,345 residential mortgage loans, totaling $274.4 million. At that date, the balance of an average residential mortgage loan in our portfolio was approximately $204,000.

     Home Equity Lines of Credit (“HELOC”) and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate. At December 31, 2003, we had approximately $39.5 million residential mortgage HELOCs and other consumer loans totaling $3.6 million. At that date, the balance of an average residential mortgage HELOC and other consumer loans in our portfolio was approximately $72,000.

     Deposits

     Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates that we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 2003, the State of California had deposits totaling $370.0 million, or greater than 5% of total deposits. Excluding this depositor, the top 100 depositors with the largest aggregate account balances held less than 8.9% of our total deposits. At December 31, 2003, our weighted average cost of deposits was 1.61%.

     Competition

     The banking and financial services industry in California, and particularly in our market areas, is highly competitive. The industry has become increasingly competitive due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

•	Commercial banks
•	Savings and loan associations
•	Securities and brokerage companies
•	Mortgage companies
•	Insurance companies
•	Finance companies
•	Money market funds
•	Credit unions
•	Other nonbank financial service providers

     Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets and offer a broader array of financial services. To compete with these financial services providers, we rely on local promotional activities, personal relationships established by our officers, directors and bilingual employees with customers, and specialized services tailored to meet our customers’ needs.

     We compete for deposits in the ethnic Chinese markets with other banks that serve the Asian communities in California. We believe that we have several major competitors targeting the ethnic Chinese markets in California. These competitors have branch locations in many of the same neighborhoods, provide similar services, and market their services in similar Asian publications and media in California. Additionally, we compete with numerous financial institutions that do not target the ethnic Chinese markets in California.

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

     We realigned responsibilities among senior management, and hired new officers who had experience in commercial banking and in small business lending within our market area. In January 1998, Thomas S. Wu was appointed the President and Chief Executive Officer of the Bank and assumed the responsibility of successfully shifting our business focus to commercial banking services and products. Mr. Wu has over 20 years of diversified domestic and international commercial banking experience. On October 10, 2001, Mr. Wu was appointed Chairman, in addition to being President and Chief Executive Officer of the Company and the Bank. Sylvia Loh was appointed head of the newly established Commercial Banking Division in January 1996. She also has over 20 years of commercial banking and trade finance experience with major financial institutions. In January 1997, William T. Goldrick was recruited and appointed Senior Vice President and Chief Credit Officer to establish commercial lending policies and procedures and to strengthen our credit evaluation. In January 2004, Mr. Ebrahim Shabudin was appointed Executive Vice President and Chief Credit Officer. Mr. Shabudin succeeds Mr. Goldrick who is semi-retired and will work closely with Mr. Shabudin on credit approval management.

     In 1996, we established the Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in the ethnic Chinese communities. Since its establishment, we recorded approximately $3.82 billion in new commercial loan commitments. We also opened a commercial, construction and small business lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers with commercial lending experience and a group of three small business banking officers, all previously affiliated with one of the leading lenders focusing on small business lending to Asians, to staff the new office. Additionally, we transferred the Director of Construction Lending to the Pasadena office to cultivate new construction lending relationships in Southern California.

     In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a savings bank to a California-chartered commercial bank, and UCBH Holdings, Inc. became a bank holding company.

     In April 1998, in a private offering the Company issued common stock to various institutional purchasers and individuals. In conjunction with the private offering pursuant to the terms of an Exchange and Redemption Agreement with selling stockholders, $120.0 million of the proceeds was exchanged for all of the shares of Common Stock then owned by the selling stockholders. Following the Company’s offering, the Company’s stock began trading on The Nasdaq National Stock Market under the UCBH ticker on November 5, 1998.

     In 2000, we established two new divisions to further our commercial banking presence. In June 2000, we established the Asia Banking Division to build new and strengthen existing relationships with high net-worth clients doing business in Asia, primarily in Hong Kong, China and Taiwan. Joseph Kwok was appointed Director of Asia Banking of the newly established Division. He has over 40 years of commercial banking experience. The International Banking Division was established in December 2000 to enhance the Bank’s presence in the international trade finance community and to promote the Bank as a full-service provider in that arena. Unlike larger financial institutions, we provide a greater degree of personalized service, responding and adapting more quickly to customer needs.

     We are working to expand our presence in the Asian and ethnic Chinese markets in California, New York, and Hong Kong through our multilingual ATMs, and through our multilingual telephone banking system, customer service, loan officers, and multilingual Internet portal. We have established branches adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

     We believe these measures position us to take advantage of the opportunities that are presented in our market area, and help us to better serve the growing ethnic Chinese market in California.

     In 2002, we increased our presence in California through the acquisition of BCC which had done business in California for over sixty years and, like the Bank, had deep roots in the Chinese communities of San Francisco and Los Angeles. We also purchased a branch in Brooklyn, New York, with total deposits of $13.5 million. This branch will serve as our platform to expand our presence in the greater New York area with a high concentration of ethnic Chinese.

     In 2003, we increased our presence in California through the acquisition of FCB, a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in Southern California. Additionally in 2003, we were granted a full banking license by the Hong Kong Monetary Authority, enabling us to open a full-service branch in Hong Kong to further strengthen the international trade finance capabilities offered to our California-based customers who conduct business with companies in Hong Kong, and Taiwan.

     Supervision and Regulation

     Introduction

     Both UCBH Holdings, Inc., as a bank holding company, and United Commercial Bank, as a commercial bank, are extensively regulated under both federal and state law. The following is a summary, but not a complete description, of certain laws and regulations that govern the activities of the Company and the Bank.

     Regulation of the Company

     The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiaries (Delaware and Connecticut special purpose trusts). The Company is also a bank holding company under California law and is subject to examination by the California Department of Financial Institutions (the “DFI”).

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

     The Company and any subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities. Qualifying bank holding companies may make an appropriate election to the Federal Reserve may engage in a full range of financial activities, including insurance, securities and merchant banking.

     As a company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The Nasdaq National Stock Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and the NASD.

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

     Other Regulations. The activities of the Bank as a consumer lender also are subject to regulations under various federal laws, including the Truth in Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Electronic Fund Transfer and the Fair Debt Collection Practices Acts, the USA PATRIOT Act, the Community Reinvestment Act, as well as various state laws. These statutes impose requirements on the making, enforcement, and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Deposit Insurance Assessments

     The FDIC charges an annual assessment ranging from zero to $0.27 per $100 of domestic deposits for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. An institution’s premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC. Legislation has been introduced in Congress that, if enacted, would require among other things that all depository institutions pay some deposit insurance premiums.

     The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (“SAIF”) and to repay outstanding bonds that were issued to recapitalize the SAIF’s predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions. After January 1, 2001, banks must contribute towards paying off the financing bonds, including interest. In 2003, the cost to the Bank was $0.02 per $100 of deposits for a total of $695,000.

     Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its “risk-based capital ratio.” Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required. As of December 31, 2003, the Bank’s risk-based capital ratio was 12.18%.

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

     In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). Although the minimum leverage ratio of Tier I capital to total assets is 3%, to maintain high regulatory ratings banks must have a minimum Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2003, the Bank’s Tier I leverage ratio was 7.86%.

     The Bank was in compliance with the risk-weighted capital and leverage ratios at December 31, 2003. For further discussion of the Bank’s capital, see Liquidity and Capital Resources under “Management’s Discussion and Analysis” incorporated in Part II hereof by reference to the Company’s 2003 Annual Report to Shareholders.

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

     As of December 31, 2003, the Bank was classified as a well-capitalized institution under the definitions.

     Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered non-member bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage and small business lending operations of the CRA. Federal regulators are required to provide a written examination report of an institution’s CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. The Bank received an “Outstanding” rating for the past three CRA examinations.

     Gramm-Leach-Bliley Financial Modernization Act of 1999

     Effective March 11, 2000, the Gramm-Leach-Bliley Act (the “Act”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

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

     The Act also requires that federal financial institutions and securities regulatory agencies prescribe regulations to implement the policy that financial institutions must respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These new regulations require, in general, that financial institutions (i) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (ii) may not disclose customer account numbers except to consumer reporting agencies; and (iii) must give prior disclosure of their privacy policies before establishing new customer relationships.

     USA PATRIOT Act

     Under the USA PATRIOT Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA PATRIOT Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

     During 2002, the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued regulations to implement the provisions of the USA PATRIOT Act.

     Sarbanes-Oxley Act of 2002

     Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 700 days and are subject to rulemaking by the SEC. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

     The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Act contains a specific exception from such prohibitions for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Bank’s authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to affiliates based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Neither the Company nor the Bank has ever made a loan to an executive officer or director, nor do they intend to change this policy.

     Employees

     At December 31, 2003, we had 666 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

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

Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of the executive officers of the Company and the Bank as of March 10, 2004. There are no family relationships between any director or executive officer and any other director or executive officer of the Company or the Bank.

Name	Age	Position with the Company and the Bank
Thomas S. Wu	45	Chairman, President and Chief Executive Officer
Jonathan H. Downing	52	Executive Vice President and Chief Financial Officer
Sylvia Loh	48	Executive Vice President and Director of Commercial Banking
Ebrahim Shabudin	56	Executive Vice President and Chief Credit Officer
Alan Thian	51	Executive Vice President and Regional Director of Southern California
Joseph Kwok	62	Senior Vice President and Director of Asian Banking
Dennis A. Lee	61	Senior Vice President and Corporate Counsel
Gabriel Li	59	Senior Vice President and Director of Operations
Deanne Miller	55	Senior Vice President and Director of Human Resources
Peter Sun	60	Senior Vice President and Regional Director, New York Region
Nelson Yuen	54	Senior Vice President and Director of Retail Banking
Brad Zirkle	53	Senior Vice President and Chief Information Officer

     Mr. Thomas S. Wu was appointed Chairman, President, and Chief Executive Officer of UCBH and UCB on October 10, 2001. Prior to this appointment, he served as President and Chief Executive Officer of UCB effective January 1, 1998. Prior to that appointment, Mr. Wu was the Executive Vice President and Director of UCB as of September 25, 1997. Mr. Wu was elected President and Chief Executive Officer of UCBH effective March 26, 1998, and as a director of UCBH on April 17, 1998. Previously, Mr. Wu was the Director of Customer Care for Pacific Link Communications Limited in Hong Kong where he was responsible for formulating and implementing customer care, customer retention, and customer communications strategies. Prior to joining UCBH, Mr. Wu held various banking positions with First Pacific Bank in Hong Kong, Chase Manhattan Bank, Banque Nationale De Paris and Standard Charter Bank.

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

     Mr. Ebrahim Shabudin joined UCBH and UCB as Executive Vice President and Chief Credit Officer Designate on October 8, 2003 and was then appointed Executive Vice President and Chief Credit Officer effective January 1, 2004. Previously, Mr. Shabudin was the Managing Director of Credit Risk Management with Deloitte & Touche LLP. Prior to that, Mr. Shabudin worked for Bank of America in various management positions for over 25 years with the most recent experience as Senior Vice President and Credit Policy Executive.

     Mr. Alan Thian has been Executive Vice President and Regional Director of Southern California of UCBH and UCB since July 11, 2003. Prior to this appointment, Mr. Thian was formerly the Chairman, President and Chief Executive Officer of First Continental Bank (“FCB”) and joined UCB following UCB’s acquisition of FCB in July 2003. Prior to FCB, Mr. Thian served as President and Chief Executive Officer of American International Bank in Los Angeles and was previously a Senior Vice President of General Bank.

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

     Ms. Deanne Miller has been Senior Vice President and Director of Human Resources of UCBH and UCB since May 22, 1997. Prior to that appointment, Ms. Miller held the position of Vice President, Director of Human Resources, Vice President, Human Resources Manager, Vice President, Employment and Employee Relations Manager, and Assistant Vice President, Employment Manager since her employment with the Bank in October 1986.

     Mr. Peter Y. Sun has been Senior Vice President and Regional Director, New York Region of UCBH and UCB since June 2003. Previously, Mr. Sun was Executive Vice President with California Pacific Bank.

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

     Mr. Brad Zirkle was appointed Senior Vice President and Chief Information Officer of UCBH and UCB effective August 1, 2003. Previously, Mr. Zirkle served as First Vice President and Manager of Information Services of UCB since 1993. Prior to that appointment, he served as Vice President and Manager of Central Operations of UCB since 1991.

Item 2. Properties

     The Company’s principal offices are located at 711 Van Ness Avenue in San Francisco, California, which serves as the Company’s and the Bank’s headquarters and is owned by the Bank. The Bank also owns an office building through its subsidiary, United Commercial Bank Building Corporation (formerly known as Bank of Canton of California Building Corporation), at 555 Montgomery Street in San Francisco, California. In January 2004, several staff groups relocated from 711 Van Ness Avenue to 555 Montgomery Street. The Company plans to move its principal offices to 555 Montgomery Street by the end of 2004. The Bank owns five branch facilities and leases substantially all of its remaining branch and office facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

     At December 31, 2003, the aggregate book value of premises and equipment were comprised of the following (dollars in thousands):

Office building at 555 Montgomery Street, San Francisco, California	$51,644
Office building at 711 Van Ness Avenue, San Francisco, California	15,163
Aggregate book value of all other premises and equipment	17,338

Item 3. Legal Proceedings

     The Company’s wholly owned subsidiary, United Commercial Bank, has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business.

     Management is not currently aware of any other litigation that will have a material adverse impact on the Company’s consolidated financial condition, or the results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Information on the principal market for and trading price of the Company’s common stock, the number of holders of such stock, and dividend payments is incorporated by reference from the information contained in the sections captioned “Trading Price of Common Stock” and “Note 11 Stockholders’ Equity and Regulatory Capital Requirements” in the Company’s 2003 Annual Report to Shareholders. Information regarding securities authorized for issuance under equity compensation plans appears in Item 12 of this report.

Item 6. Selected Financial Data

     The information required by this item is incorporated by reference from the information contained in the section captioned “Selected Consolidated Financial Data” in the Company’s 2003 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required by this item is incorporated by reference from the information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated by reference from the information contained in the section captioned “Market Risk Management” in the Company’s 2003 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is incorporated by reference from the information contained in the sections captioned “Report of Independent Auditors,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss),” “Notes to Consolidated Financial Statements,” and “Unaudited Supplemental Information” in the Company’s 2003 Annual Report to Shareholders. Please see Item 15 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item with respect to our directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Proposal 1. Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 29, 2004 (the “Proxy Statement”). The information required by this item with respect to the executive officers of the Company, appears under “Executive Officers of the Registrant” in Item 1 of Part I of this report.

     The information required by this item with respect to the Company’s code of ethics is incorporated by reference from the information contained in the section captioned “Code of Business Conduct and Ethics” in the Proxy Statement. The code of business conduct and ethics is publicly available on our web site at www.ucbh.com. If we make any substantive amendments to the code of business conduct and ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that web site.

Item 11. Executive Compensation

     The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

     The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners,” and “Proposal 1. Election of Directors” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated by reference from the information contained in the sections captioned “Independent Auditor Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     (1) The report of independent auditors and the following consolidated financial statements of the Company are incorporated herein by reference to the 2003 Annual Report to Shareholders. Page number references are to the 2003 Annual Report to Shareholders.

Page of Annual Report
UCBH Holdings, Inc.
Report of Independent Auditors	48
Consolidated Balance Sheets at December 31, 2003 and 2002	49
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001	50
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003, 2002, and 2001	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001	52
Notes to Consolidated Financial Statements	53 to 88
Unaudited Supplemental Information	89

(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

(3)	Exhibits:

     The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

3.1	Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*
3.2	Bylaws of UCBH Holdings, Inc., as amended and restated
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)
4.0	Form of Stock Certificate of UCBH Holdings, Inc.*
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures**
4.2	Form of Certificate of Series B Junior Subordinated Debenture**
4.3	Certificate of Trust of UCBH Trust Co.**
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.**
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.**
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities**
4.7	Rights Agreement dated as of January 28, 2003****
10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*
10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*
10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*
10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*
10.5	UCBH Holdings, Inc. 1998 Stock Option Plan***
10.6	Executive Deferred Compensation Plan
10.7	Director Deferred Compensation Plan
13.0	2003 Annual Report to Shareholders
21.0	Subsidiaries of UCBH Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.
32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

*	Incorporated herein by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated herein by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-4 filed with the SEC on July 1, 1998 (SEC File No. 333-58335).

***	Incorporated herein by reference to the Exhibit of the same number in the Company’s Form 10-Q for the quarter ended June 30, 1999 filed with the SEC on August 6, 1999 (SEC File No. 0-24947).

****	Incorporated herein by reference to Exhibit 1 of the Company’s current report on Form 8-K filed with the SEC on January 29, 2003 (SEC File No. 0-24947).

(b) Reports on Form 8-K

     On October 16, 2003, the Company filed a current report on Form 8-K reporting that on October 16, 2003, under Item 12 “Results of Operations and Financial Operations” the Company’s press release announcing third quarter 2003 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2004	UCBH HOLDINGS, INC.

	By	/s/ Jonathan H. Downing Jonathan H. Downing Executive Vice President, Chief Financial Officer, and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name		Date
/s/ Thomas S. Wu Thomas S. Wu	Chairman, President, Chief Executive Officer, and Director (principal executive officer)	March 11, 2004

/s/ Jonathan H. Downing Jonathan H. Downing	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 11, 2004

/s/ Anthony Y. Chan Anthony Y. Chan	Director	March 11, 2004

/s/ Joseph J. Jou Joseph J. Jou	Director	March 11, 2004

/s/ Li-Lin Ko Li-Lin Ko	Director	March 11, 2004

/s/ Ronald S. McMeekin Ronald S. McMeekin	Director	March 11, 2004

/s/ Michael Tun Zan Michael Tun Zan	Director	March 11, 2004

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	March 11, 2004

/s/ Joseph S. Wu Joseph S. Wu	Director	March 11, 2004

Exhibit Index

Exhibit 13.0	Selected Consolidated Financial Data
Exhibit 21.0	Subsidiaries of UCBH Holdings, Inc.
Exhibit 23.1	Consent of PricewaterhouseCoopers LLP
Exhibit 31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.
Exhibit 31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.
Exhibit 32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.