Form 10-Q
period 2004-03-31
UCBH HOLDINGS INC
filed 2004-05-10
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 6, 2004, the Registrant had 45,153,126 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands)

	At March 31,	At December 31,
	2004	2003
ASSETS
Cash and due from banks	$92,906	$76,786
Federal Funds sold	38,000	—
Investment and mortgage-backed securities available for sale, at fair value	1,201,615	1,221,070
Investment and mortgage-backed securities held to maturity (fair value $318,514 at March 31, 2004 and $287,372 at December 31, 2003)	312,803	284,712
Federal Home Loan Bank stock and other equity securities	42,947	41,316
Loans	3,853,049	3,791,643
Allowance for loan losses	(62,304)	(60,863)

Net loans	3,790,745	3,730,780

Accrued interest receivable	22,208	21,756
Premises and equipment, net	85,056	84,145
Goodwill	87,437	87,437
Intangible assets	10,878	11,111
Other assets	34,274	26,077

Total assets	$5,718,869	$5,585,190

LIABILITIES
Noninterest-bearing deposits	$359,576	$324,615
Interest-bearing deposits	4,351,964	4,158,906

Total deposits	4,711,540	4,483,521

Borrowings	370,303	505,542
Subordinated debentures	136,000	136,000
Accrued interest payable	9,400	8,346
Other liabilities	48,174	37,315

Total liabilities	5,275,417	5,170,724

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 180,000,000 shares at March 31, 2004 and at December 31, 2003; shares issued and outstanding 45,128,030 at March 31, 2004 and 45,038,378 at December 31, 2003	451	450
Additional paid-in capital	210,476	208,990
Accumulated other comprehensive income (loss)	6,244	(3,245)
Retained earnings — substantially restricted	226,281	208,271

Total stockholders’ equity	443,452	414,466

Total liabilities and stockholders’ equity	$5,718,869	$5,585,190

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended
	March 31,
	2004	2003
Interest income:
Loans	$52,894	$44,174
Funds sold and securities purchased under agreements to resell	14	8
Investment and mortgage-backed securities	17,408	18,600

Total interest income	70,316	62,782

Interest expense:
Deposits	14,746	17,891
Short-term borrowings	606	212
Subordinated debentures	1,953	2,009
Long-term borrowings	3,471	3,371

Total interest expense	20,776	23,483

Net interest income	49,540	39,299
Provision for loan losses	2,174	990

Net interest income after provision for loan losses	47,366	38,309

Noninterest income:
Commercial banking fees	1,725	1,549
Service charges on deposits	616	507
Gain on sale of securities	3,861	1,031
Gain on sale of loans	511	517
Miscellaneous income	144	108

Total noninterest income	6,857	3,712

Noninterest expense:
Personnel	12,915	11,125
Occupancy	1,546	1,191
Data processing	1,294	1,121
Furniture and equipment	1,029	767
Professional fees and contracted services	1,523	1,665
Deposit insurance	205	164
Communication	296	239
Intangible amortization	233	595
Miscellaneous expense	3,773	2,933

Total noninterest expense	22,814	19,800

Income before taxes	31,409	22,221
Income tax expense	11,590	8,293

Net income	$19,819	$13,928

Basic earnings per share	$0.44	$0.33

Diluted earnings per share	$0.42	$0.32

Dividends declared per share	$0.04	$0.03

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Three Months Ended
	March 31,
	2004	2003
Operating activities:
Net income	$19,819	$13,928
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	2,174	990
Amortization of purchase price adjustments	(149)	(1,397)
Amortization of core deposit intangible	233	595
Depreciation and amortization	1,360	1,255
(Increase) decrease in accrued interest receivable	(546)	1,457
(Increase) decrease in other assets	(14,907)	2,411
Increase (decrease) in accrued interest payable	1,054	(31)
Increase in other liabilities	10,401	32,689
Gain on sale of loans and securities	(4,372)	(1,548)
Other, net	344	2,854

Net cash provided by operating activities	15,411	53,203

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	60,366	144,527
Purchases	(365,179)	(104,611)
Sales	386,341	106,910
Called	54,946	34,635
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	4,792	6
Purchases	(32,941)	(87,385)
FHLB Stock redemption	—	9,554
Other investing activities, net	(899)	(284)
Loans originated and purchased, net of principal collections	(193,311)	(162,917)
Proceeds from the sale of loans	33,801	45,566
Purchases of premises and other equipment	(2,271)	(1,116)

Net cash used in investment activities	(54,355)	(15,115)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	110,861	57,839
Net increase (decrease) in time deposits	117,192	(37,960)
Net decrease in short-term borrowings	(129,124)	(57,920)
Repayments on long-term borrowings	(6,000)	(4,000)
Proceeds from stock option exercises	1,486	565
Payment of cash dividend on common stock	(1,351)	(1,050)

Net cash provided by (used in) financing activities	93,064	(42,526)

Net increase (decrease) in cash and cash equivalents	54,120	(4,438)
Cash and cash equivalents at beginning of period	76,786	58,954

Cash and cash equivalents at end of period	$130,906	$54,516

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,250	$23,514
Cash paid during the period for income taxes	284	3,638
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	98,473	49,569

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Organization

     UCBH Holdings, Inc. (the “Company” or “UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank” or “UCB”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products domestically through its retail branches and other banking offices in California and New York, and internationally through its full-service branch in Hong Kong, which was opened during the second half of 2003 under a license granted by the Hong Kong Monetary Authority. During the first quarter of 2004, the Company’s wholly owned subsidiary UCB Investment Services (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

     Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements include the accounts of the Company and most of its wholly owned subsidiaries. The wholly owned subsidiaries not included in the consolidated results are certain special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures. These trusts are excluded pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46R”), issued by the FASB in December of 2003. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     Please refer to the audited consolidated financial statements and related notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003, for additional details of the Company’s financial position, as well as for a description of the Company’s significant accounting policies, which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

     Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

     Reclassification

     Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2. Recent Accounting Pronouncements

     Accounting for Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

     The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no stock-based employee compensation cost is reflected in the statement of operations, as all options granted have an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in Thousands, Except
	Earnings Per Share)
Net income:
As reported	$19,819	$13,928
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(1,292)	(1,017)

Pro forma net income	$18,527	$12,911

Basic earnings per share:
As reported	$0.44	$0.33
Pro forma	$0.41	$0.31
Diluted earnings per share:
As reported	$0.42	$0.32
Pro forma	$0.39	$0.29

     If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table.

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the three months ended March 31, 2004, and 2003:

	For the Three Months Ended
	March 31,
	2004	2003
Dividend yield	0.42%	0.42%
Volatility	26.03%	17.07%
Risk-free interest rate	4.04%	3.12%
Expected lives (years)	7.4	6.5

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation applies immediately to variable interest entities (“VIE”) in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to any VIE in which an enterprise holds a variable interest that is acquired before February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. In effect, FIN 46 applies broader criteria than just voting rights in determining whether controlling financial interest in one entity by another exists. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are the ability to make decisions about the entity’s activities, the obligation to absorb the expected losses of the entity, and the right to receive the expected residual returns of the entity.

     At December 31, 2003, the Company adopted FIN 46R. As disclosed in Note 1, FIN 46R issued by the FASB in December of 2003, clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements and finalizes this statement for public entities. Under FIN 46R, a VIE is defined as an entity subject to consolidation based on criteria specified in FIN 46R.

     In 1998, 2001 and 2002, the Company created certain special purpose trusts for the purpose of issuing capital securities. Through the third quarter of 2003, these trusts were consolidated into the financial results of the Company. Under FIN 46R, the trusts are no longer consolidated as the trusts are deemed VIEs and the Company is not the primary beneficiary. Consequently, the trusts have been deconsolidated from the financial results of the Company effective December 31, 2003 with consistent presentation for periods presented.

     The impact of this deconsolidation on the Company’s financial condition and operating results was immaterial, resulting primarily in classification changes on the Balance Sheet. A potential outcome arising as a result of FIN 46R is that the Federal Reserve Bank may no longer allow the capital securities issued by the trusts to be included in Tier I capital of the Company. The Federal Reserve has provided interim guidance that these securities may continue to be included in the Company’s Tier I capital. The ultimate decision of the banking regulators is unknown at this time. If regulatory requirements had required exclusion of these securities from Tier I capital, the Company would still have been well capitalized at March 31, 2004. The Bank’s Tier I capital would be unaffected as the trusts and their securities have been issued at the holding company level.

     Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The provisions of SFAS No. 149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133.

     SFAS No. 133 and No. 138, clarify when a derivative contains a financing component, amend the definition of an underlying derivative instrument to conform it to language used in FIN 45, and amend certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.

     SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No. 149 should be applied prospectively.

     The Company adopted SFAS No. 149 on July 1, 2003. The adoption did not a have a material impact on our consolidated financial statements.

     Certain Financial Instruments with Characteristics of Both Liabilities and Equities

     In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity” (“SFAS No. 150”). This statement requires that an issuer classify financial instruments that are within its scope as liabilities. Many of those instruments were classified as equities under previous guidance.

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

     Accounting for Certain Loans or Debt Securities Acquired in a Transfer

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), which addresses accounting for loan or debt securities acquired from business combinations and the resulting differences between contractual cash flows and cash flows expected to be collected. This SOP does not apply to loans originated by the Bank.

     SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

     SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within in the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The Company does not expect the adoption of SOP 03-3 to have a material impact on the financial condition or operating results of the Company.

3. Cash and Due From Banks

     The following table summarizes the interest-bearing and non-interest bearing components of Cash and Due from Banks on the dates indicated (dollars in thousands):

	At March 31,	At December 31,
	2004	2003
Interest-bearing	$19,323	$13,899
Non-interest bearing	73,583	62,887

Total Cash and Due From Banks	$92,906	$76,786

     The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At both March 31, 2004 and December 31, 2003, the reserve requirement was $6.8 million.

4. Business Combinations, Goodwill and Intangibles Assets

     In July 2003, the Company completed the acquisition of privately held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California. Pro forma consolidated results of operations for the three months ended March 31, 2003 as though FCB had been acquired as of January 1, 2003 follow (dollars in thousands, except earnings per share):

For the Three Months Ended
March 31, 2003
Net interest income	$41,898
Net income	14,587
Basic earnings per share	$0.33
Diluted earnings per share	0.31

     There were no additions to goodwill during the first quarter of 2004. At both March 31, 2004 and December 31, 2003, the balance of goodwill totaled $87.4 million. Other than goodwill, the Company has no intangible assets with indefinite lives. Intangible assets with finite lives, consisting primarily of core deposit intangibles, are amortized over their estimated period of benefit; such amortization expense was $232,832 and $594,714 for the three months ended March 31, 2004 and 2003, respectively. There was no indication of possible impairment in the Company’s goodwill and intangible assets for the three months ended March 31, 2004. The Company will complete its annual goodwill impairment test in the fourth quarter of 2004.

     The net carrying amount of intangible assets and the associated accumulated amortization are as follows:

	Carrying	Accumulated
	Amount	Amortization
	(Dollars in Thousands)
March 31, 2004	$10,878	$(2,222)

December 31, 2003	11,111	(1,989)

5. Earnings per Share

     The following are the basic and diluted earnings per share for the periods then ended:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003 (1)
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$19,819	45,099,594	$0.44	$13,928	42,075,342	$0.33
Diluted:
Dilutive potential common shares.		2,383,525			1,970,890

Net income and assumed conversion	$19,819	47,483,119	$0.42	$13,928	44,046,232	$0.32

(1)	Effective April 8, 2003, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three months ended March 31, 2003 presented have been restated to reflect the effect of the stock split.

6. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 2004, total comprehensive income was $29.3 million, an increase of $13.2 million compared to the three months ended March 31, 2003. Net income for the three months ended March 31, 2004, was $19.8 million, and net unrealized gains on available-for-sale securities increased by $9.5 million. For the corresponding period of 2003, net income was $13.9 million, and net unrealized gains on available-for-sale securities increased by $2.1 million.

7. Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

     The Company is party to derivative financial instruments and financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customer and to reduce its own exposure to fluctuations in foreign currency and interest rates. The Company does not hold or issue financial instruments for trading or speculative purposes.

     The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest-rate swap and cap transactions, forward commitments to sell loans and foreign exchange contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest-rate swap and cap agreements, foreign exchange contracts, and forward commitments to sell loans, and foreign exchange contracts through credit approvals, limits, and monitoring procedures. The Company does not require collateral or other security to support interest-rate swap transactions with credit risk.

     The following table sets forth the contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of March 31, 2004 and December 31, 2003 (dollars in thousands):

	At March 31,	At December 31,
	2004	2003
	(Unaudited)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$62,532	$59,751
Commercial (excluding construction)	320,838	279,433
Construction	179,836	207,601
Letters of credit	38,493	39,484
Foreign exchange contracts receivable	78,417	17,121
Foreign exchange contracts payable	78,222	17,122

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by inventories or by deposits held at the Company.

     Foreign exchange contracts are contracts to purchase or sell currencies in the over-the-counter market. Such contracts can be either for immediate or forward delivery. Entering into foreign exchange contract agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. The Bank purchases or sells foreign exchange contracts in order to hedge a balance sheet or off-balance-sheet foreign exchange position. Additionally, the Bank purchases and sells foreign exchange contracts for customers, as long as the foreign exchange risk is hedged with an offsetting position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report on Form 10-Q may include projections or other forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events or the future financial performance of the Company or the Company’s wholly-owned subsidiary, the Bank. Such forward-looking statements include without limitation, statements containing the words “confident that,” “believes,” “plans,” “expects,” “anticipates,” “projects” and words of similar import and involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the Bank to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things:

•	general economic and business conditions in those areas in which the Company or the Bank operates;

•	demographic changes;

•	competition;

•	fluctuations in market conditions, including interest or foreign exchange rates;

•	the ability of the Bank to assimilate recent acquisitions and to open new branches successfully;

•	changes in business strategies;

•	changes in governmental regulations;

•	changes in credit quality; and

•	other risks and uncertainties including those detailed in the documents the Company files from time to time with the Securities and Exchange Commission (“SEC”).

     Further description of the risks and uncertainties are included in detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2004 and 2003, and financial condition at March 31, 2004 and at December 31, 2003. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included in this report.

CORPORATE DEVELOPMENTS

     The Bank plans to expand its branch presence in key target markets during 2004. The Bank has received approval to open a new branch in Torrance, California, the Bank’s sixteenth in the Southern California region, and expects to have the branch open by the end of the second quarter of 2004. A second branch in the region is also planned with lease negotiations currently in process and an anticipated opening date in the third quarter of 2004. Recently, the Bank signed a lease for a second branch in New York City. The Bank is currently in the process of pursuing a lease for a third greater New York location.

     During the first quarter of 2004, the Company’s wholly owned subsidiary UCB Investment Services (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the SEC and a member of the NASD and SIPC. UCBIS will act as an introducing broker in the sales of mutual funds, listed and over-the-counter equity securities, and corporate, municipal, and U.S. government debt. UCBIS will also sell fixed and variable annuities and covered options for its customers. UCBIS is registered with the MSRB. UCBIS will not have custody or possession of customer funds or securities. Customer accounts will be carried on a fully-disclosed basis at UCBIS’s clearing firm National Financial Services, LLC.

CRITICAL ACCOUNTING POLICIES

     A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

     The Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period.

     Allowance for Loan Losses. The allowance for loan losses covers the commercial and consumer loan portfolios and is intended to adjust the value of the Company’s loan assets for probable credit losses inherent at a balance sheet date in accordance with GAAP. The methodology for calculating the allowance involves significant judgment. First and foremost, it involves early detection of credits that are deteriorating. Second, it involves management’s judgment to derive loss factors.

     The Company uses a risk grading system to determine the credit quality of its loans. Loans are reviewed for information affecting the obligor’s ability to fulfill contractual obligations. In assessing the risk grading of a particular loan, the factors considered include the obligor’s debt capacity and financial flexibility, the level of earnings of the borrowers, the amount and sources of repayment, the level and nature of contingencies, management strength, the quality of the collateral, and the industry in which the borrower operates. These factors are based on an evaluation of historical information as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk grading of a particular loan, but which are not currently an explicit part of the Company’s methodology, could affect the risk grade assigned to that loan.

     Management also applies judgment to derive loss factors associated with each credit facility. These loss factors are considered by type of obligor and collateral. Whenever possible, the Company uses its own historical loss experience or independent verifiable data to estimate the loss factors. Many factors can affect management’s estimates of a loss factor. The application of different loss factors will change the amount of the allowance for credit losses determined to be appropriate by the Company. Given the process the Company follows in determining the risk grading of its loans, management believes the current risk gradings and loss factors assigned to loans are appropriate.

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace. Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate at the balance sheet date.

     Fair Value of Certain Assets. Certain assets of the Company are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period as they are affected by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company were forced to sell one of these assets, subsequently discovering that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Company arrives at estimates of fair value as follows:

     Available-for-Sale Securities: The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

     Goodwill and Other Intangible Assets: The Company establishes goodwill and other intangible assets by estimating fair value of assets and liabilities acquired using various valuation approaches such as market value, replacement costs and estimated cash flows for future periods. Additionally, the Company must assess goodwill and other intangible assets each year for impairment. This assessment involves reviewing or revising estimated cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Income Taxes. The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.

     The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount that is more likely than not to be realized.

     Alternative Methods of Accounting. The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry.

     When the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each year as if the Company had instead elected to use the accounting method that recognizes compensation expense. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” during 2003. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of pro forma disclosure, additional compensation expense would have been recognized.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of U.S. Small Business Administration (“SBA”) loans, gain on sale of securities, and other transactional fees. The Company’s source of noninterest income derives predominantly from commercial banking fees plus any gains on sale of loans and securities. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and the actions of regulatory agencies.

     Net Income. The consolidated net income of the Company during the three months ended March 31, 2004, increased by $5.9 million, or 42.3%, to $19.8 million, compared to $13.9 million for the corresponding period of the preceding year. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended March 31, 2004, were 18.45% and 1.42%, respectively. These amounts compare with annualized ROE and ROA ratios of 19.22% and 1.16%, respectively, for the three months ended March 31, 2003. These ratios improved primarily due to higher net income; the increase in net income was primarily due to an increase in net interest income during the current period as compared to the corresponding period in the prior year. The efficiency ratio was 40.45% for the three months ended March 31, 2004, compared with 46.03% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.42 for the three months ended March 31, 2004, compared with $0.32 for the comparable period of the preceding year.

     Net Interest Income. Net interest income before provision for loan losses of $49.5 million for the three months ended March 31, 2004, represented a $10.2 million, or 26.1% increase over net interest income of $39.3 million for the three months ended March 31, 2003. The increase in net interest income reflects the growth in interest earning assets, primarily in the Company’s loan portfolio, coupled with a 26 basis point improvement in the net interest margin. The average cost of deposits decreased 49 basis points from 1.79% for the three months ended March 31, 2003 to 1.30% for the three months ended March 31, 2004. This savings was partially offset by a 25 basis point decrease in average loan yields from 5.76% for the three months ended March 31, 2003 to 5.51% for the comparable period in 2004. The decline in all areas reflects the decline in the overall rate environment from the prior year. Loan yield reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, plus the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates. The securities yield decreased from 4.83% for the three months ended March 31, 2003 to 4.38%. The decline in the securities yield reflects the prepayments of higher-yielding securities and their replacement with lower-yielding securities due to the low market interest rate environment and the sale of higher-yielding long-term fixed-rate securities.

     Interest on earning assets increased $7.5 million to $70.3 million for the three months ended March 31, 2004, up from $62.8 million for the three months ended March 31, 2003. This increase resulted primarily from organic commercial loan growth, partially offset by a decrease in interest rates. The Company had a $2.7 million decrease in interest expense, to $20.8 million for the three months ended March 31, 2004, down from $23.5 million for the three months ended March 31, 2003. The decrease reflects reductions in overall market interest rates on interest-bearing deposits.

     Average outstanding loans increased to $3.84 billion for the three months ended March 31, 2004, from $3.07 billion for the corresponding period of 2003, an increase of $744.3 million, or 25.2%, as a result of the Bank’s continued focus on commercial lending activities, and the First Continental Bank (“FCB”) acquisition. Average commercial loan balances increased $806.1 million to $3.51 billion for the three months ended March 31, 2004, up from $2.71 billion for the three months ended March 31, 2003. Average consumer loans decreased $31.8 million to $328.2 million for the three months ended March 31, 2004, down from $360.0 million for the three months ended March 31, 2003, primarily due to the Bank’s securitization activity in the residential mortgage portfolio in the fourth quarter of 2004. New loan commitments of $503.4 million for the three months ended March 31, 2004 comprised $456.8 million in commercial and $46.6 million in consumer commitments. As of the March 31, 2004 the loan pipeline approximated $1.0 billion, which was comprised of $934.2 million for commercial loans and $53.4 million for consumer loans.

     Average securities increased slightly to $1.59 billion for the three months ended March 31, 2004, up from $1.54 billion for the same period of 2003, an increase of $47.4 million, or 3.1%. This increase was primarily due to purchases that occurred early in the quarter. Securities runoff which accelerated with the lower market interest rate environment was substantially replaced with new securities purchases. During the first three months of 2004, the Company also sold securities with an aggregate principal balance of $382.5 million. Such securities were sold to protect the Company from both accelerating prepayments and from increases in market interest rates. The Company’s restructuring strategy is to replace securities that have high prepayment and extension risk with shorter-dated securities with less prepayment and extension risk.

     Average total deposits increased $543.3 million to $4.54 billion at March 31, 2004, up from $3.99 billion at the same time last year, a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits and the FCB acquisition. Average interest-bearing deposits increased to $4.20 billion for the three months ended March 31, 2004, up from $3.74 billion for the corresponding period of the prior year, and average noninterest-bearing deposits increased to $337.1 million for the three months ended March 31, 2004, up from $256.6 million for the corresponding period of the prior year.

     Net Interest Margin. The net interest margin, calculated on a tax equivalent basis, was 3.74% for the three months ended March 31, 2004, as compared to 3.48% for the corresponding period of 2003. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in the net interest margin reflects the favorable impact of increasing loans while decreasing the cost of deposits.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	For the Three months Ended				For the Three months Ended
	March 31, 2004				March 31, 2003
				(Dollars in Thousands)
			Interest				Interest
	Average		Income or	Average	Average		Income or	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost
Interest-earning assets:
Loans (1)	$3,841,443		$52,894	5.51%	$3,067,193		$44,174	5.76%
Securities	1,589,275		17,408	4.38	1,541,838		18,600	4.83
Other	3,377		14	1.78	2,605		8	1.23

Total interest-earning assets	5,434,095		70,316	5.18	4,611,636		62,782	5.45
Noninterest-earning assets	165,191		—	—	199,719		—	—

Total assets	$5,599,286		$70,316	5.02	$4,811,355		$62,782	5.22

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	$739,857		$1,766	0.95	$554,027		$1,717	1.24
Savings accounts	874,338		1,672	0.77	705,172		1,850	1.05
Time deposits	2,585,750		11,308	1.75	2,477,917		14,324	2.31

Total deposits	4,199,945		14,746	1.40	3,737,116		17,891	1.91
Borrowings	457,845		4,077	3.56	329,905		3,583	4.34
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000		1,953	5.74	136,000		2,009	5.91

Total interest-bearing liabilities	4,793,790		20,776	1.73	4,203,021		23,483	2.23

Noninterest-bearing deposits	337,139				256,642
Other noninterest-bearing liabilities	38,790				61,827
Stockholders’ equity	429,567				289,865

Total liabilities and stockholders’ equity	$5,599,286				$4,811,355

Net interest income/net interest rate spread (2) (4)			$49,540	3.44%			$39,299	3.21%

Net interest-earning assets/net interest margin (3) (4)	$640,305			3.65%	$408,615			3.41%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.10	x

(1)	Non accrual loans are included in the table for computation purposes, but the foregone interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Calculated on a nontax equivalent basis.

     Provision for Loan Losses. The Company uses a systematic methodology to calculate the allowance for loan losses. Through application of this methodology, which takes into account the loan portfolio mix, credit quality, loan growth, the amount and trends relating to the Company’s delinquent and nonperforming loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in the portfolio, management determines the appropriateness of the allowance for loan losses, which is adjusted by quarterly provisions charged against earnings.

     For the three months ended March 31, 2004, our provision for loan losses was $2.2 million, an increase of $1.2 million, compared to a provision of $1.0 million for the corresponding period of 2003. The increase in the provision for loan loss was a result of the growth in the commercial loan portfolio and the credit risk inherent in the portfolio. The provision for loan losses for the three months ended March 31, 2004, resulted from the following factors:

•	Loan Growth and Portfolio Composition: Our overall loan portfolio grew from $3.10 billion at March 31, 2003, to $3.85 billion at March 31, 2004, an increase of $757.4 million or 24.5%. As a result of the Bank’s continued focus on commercial lending activities, loan growth remained concentrated in the Bank’s commercial portfolio, which totaled $3.52 billion at March 31, 2004. We continued to focus on commercial loan commitments during the quarter. Total commercial loan commitments were $456.8 million during the three months ended March 31, 2004, compared with commitments of $299.7 million for the corresponding quarter of 2003. The concentration of commercial lending was 91.1% of total loans compared to 88.6% in the corresponding period of 2003. Our allowance for loan loss methodology attributes higher loss factors to commercial loans, reflecting the higher inherent risk in that portfolio.

•	Asset Quality: Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were less than 2.0% of total loans at March 31, 2004 and 2003. Nonaccrual loans increased from $5.9 million at March 31, 2003, to $6.5 million at March 31, 2004. The increase reflects two construction loans on one project that were over 90 days past due. Net charge-offs of $733,000 for the three months ended March 31, 2004, increased as compared to net charge-offs of $128,000 for the corresponding period of 2003. The charge-offs in the three months ended March 31, 2004 and 2003 related primarily to commercial business lending.

•	Management Judgment: To derive the provision for loan losses during the three months ended March 31, 2004, judgment is applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace.

     Noninterest Income. Noninterest income for the three months ended March 31, 2004, was $6.9 million compared to $3.7 million for the corresponding quarter of 2003, an increase of $3.1 million, or 84.7%, primarily as a result of an increase in commercial banking fees and gains from sale of loans and securities. Commercial banking fees increased 11.4% to $1.7 million for the three months ended March 31, 2004, as compared to $1.5 million for the corresponding period of 2003, a result of increased commercial banking activities, primarily in trade finance business. Gains on sale of loans and securities increased by 182.4% to $4.4 million for the three months ended March 31, 2004, compared with $1.5 million for the corresponding period of 2003. Gains from sale of SBA loans for the three months ended March 31, 2004 were $510,700 compared to $853,000 for the corresponding period in 2003. Gains recognized on sale of securities were $3.9 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

     Noninterest Expense. Noninterest expense was $22.8 million for the three months ended March 31, 2004, as compared to $19.8 million for the corresponding quarter of 2003. Personnel expenses increased to $12.9 million for the three months ended March 31, 2004, up from $11.1 million for the corresponding period of 2003, an increase of $1.8 million, or 16.1%. This increase is primarily due to the additional staffing resulting from the FCB acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $1.5 million are net of rental income of $1.5 million for the three months ended March 31, 2004. Occupancy expenses of $1.2 million are net of rental income of $1.6 million for the corresponding period of 2003. The increased occupancy expenses resulted from the FCB acquisition and branch expansion. Professional fees and contracted services were $1.5 million for the three months ended March 31, 2004, compared with $1.7 million for the corresponding period of 2003. Included in noninterest expense is core deposit intangible amortization of $233,000 for the three months ended March 31, 2004, compared with $595,000 for the corresponding period of 2003. The core deposit intangible was recorded in connection with the acquisitions of Bank of Canton of California (“BCC”), the New York branch, and FCB. Miscellaneous expenses of $3.8 million for the three months ended March 31, 2004 increased $840,000, or 28.6%, compared with $2.9 million for the corresponding quarter of 2003. The increase primarily related to additional expenses as a result of the FCB acquisition and overall growth.

     Provision for Income Taxes. The provision for income taxes was $11.6 million and $8.3 million on the income before taxes of $31.4 million and $22.2 million for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate for the quarter ended March 31, 2004, was 36.90%, compared with 37.32% for the quarter ended March 31, 2003. These rates are lower than the combined federal and state statutory rate of 42.0% primarily due to federal and state tax credits and incentives, and tax-exempt income.

     FINANCIAL CONDITION

     The Company experienced continued asset and core deposit growth during the first quarter of 2004. Total assets at March 31, 2004, were $5.72 billion, an increase of $133.7 million, up from $5.59 billion at December 31, 2003.

     During the three months ended March 31, 2004, total loans increased by $61.4 million, or 1.62%, to $3.85 billion, up from $3.79 billion at December 31, 2003. This growth resulted from an organic increase in commercial loans resulting from the Bank’s continuing focus on originating such loans. Loan growth prior to total internal securitization of $98.5 million of multifamily loans was $159.9 million, or 16.9% annualized, in the first quarter of 2004. Total commercial loans grew to $3.52 billion at March 31, 2004, up from $3.48 billion at December 31, 2003, as a result of new commercial loan commitments of $456.8 million during the quarter, offset by principal repayments and the internal securitization of multifamily loans. Consumer loans increased to $343.1 million at March 31, 2004, from $317.5 million at December 31, 2003, primarily due to new consumer loan commitments.

     As a result of lower market interest rates, the Company experienced a higher level of new loan commitments; $503.4 million for the three months ended March 31, 2004, which was composed of $456.8 million in commercial loan commitments and $46.6 million in consumer commitments. Securities growth (including the available for sale and held to maturity portfolios) was essentially flat, showing a slight increase of $8.6 million, or 0.6%, to $1.51 billion consistent with the December 31, 2003 balance. This was primarily the result of purchases of $398.0 million and internal securitizations of $98.5 million, offset by sales of $382.5 million and principal repayments and securities calls of $116.7 million during the first quarter of 2004.

     In 2003, the Company implemented a securities restructuring strategy intended to replace securities that have high prepayment and extension risk with securities that are shorter-dated and have less prepayment and extension risk. The Company also increased loan production and accelerated the planned balance sheet restructuring announced at the time of the BCC acquisition to reduce the percentage of securities and increase the percentage of loans on the balance sheet. The securities restructuring strategy and increased loan production were intended to protect the Company from mark-to-market volatility in the securities portfolio and better position the Company for accelerated margin expansion in an upward market interest rate environment. The Company will continue to monitor changing market conditions and actively manage its securities portfolio.

     Total past due loans were 0.56% of total loans at March 31, 2004, compared with 0.86% at December 31, 2003. Nonperforming assets were $6.5 million, or 0.11%, of total assets at March 31, 2004, compared with nonperforming assets of $5.9 million, or 0.10%, of total assets at December 31, 2003. The allowance for loan losses was $62.3 million at March 31, 2004, a net increase of $1.4 million from $60.9 million at December 31, 2003. The increase in the allowance for loan losses reflected the growth in the loan portfolio during the three months ended March 31, 2004 and the increased concentration in commercial loans.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At March 31, 2004		At December 31, 2003
	Amount	%	Amount	%
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,746,960	45.25%	$1,724,179	45.37%
Secured by real estate-multifamily	1,164,552	30.16	1,162,565	30.59
Construction	275,774	7.14	293,875	7.74
Commercial business	330,531	8.56	302,159	7.95

Total commercial	3,517,817	91.11	3,482,778	91.65

Consumer:
Residential mortgage (one to four family)	300,502	7.79	274,392	7.22
Other	42,556	1.10	43,117	1.13

Total consumer	343,058	8.89	317,509	8.35

Total gross loans	3,860,875	100.00%	3,800,287	100.00%

Net deferred loan origination fees	(7,826)		(8,644)

Loans	3,853,049		3,791,643
Allowance for loan losses	(62,304)		(60,863)

Net loans	$3,790,745		$3,730,780

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Company originates substantially all of its loans for portfolio retention. The Company also originates and funds loans that qualify for guaranty issued by the SBA. The U.S. Government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. government, and the Company bears the credit risk on that portion of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell part of the unguaranteed portion of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was not material as of March 31, 2004, and December 31, 2003.

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

     As a result of the change of focus to commercial lending, adjustable-rate loans increased to $3.41 billion, an increase of $150.9 million, or 4.6%, from $3.26 billion at December 31, 2003. Adjustable-rate loans represented 88.4% of gross loans at March 31, 2004, compared with 85.8% of gross loans at December 31, 2003. Fixed-rate loans decreased by $90.2 million, or 16.8%, to $446.8 million, or 11.6% of gross loans at March 31, 2004, compared with $537.0 million, or 14.2% of the gross loans at December 31, 2003. At March 31, 2004, adjustable-rate loans included $672.2 million of intermediate fixed-rate loans compared with $563.6 million at December 31, 2003, an increase of $108.6 million, or 19.3%.

     The following table reflects the Bank’s new loan commitments during the periods indicated:

	For the Three months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$142,836	$98,244
Secured by real estate-multifamily (1)	155,014	114,569
Construction	56,945	43,632
Commercial business	102,013	43,229

Total commercial loans	456,808	299,674

Consumer:
Residential mortgage (one to four family) (1)	37,746	31,919
Home equity and other	8,895	8,591

Total consumer loans	46,641	40,510

Total new commitments	$503,449	$340,184

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Internal Loan Securitizations. The Company manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Company exchanges either multifamily or residential mortgage (one to four family) loans for Fannie Mae (“FNMA”) securities. Residential mortgage (one to four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

     These internal securitizations do not have a material cash impact to the Company, since selected loans from the Company’s loan portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loan portfolio. The FNMA securities are generally held as available-for-sale (“AFS”) securities in the Company’s investment and mortgage backed securities portfolio.

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

     During the three months ended March 31, 2004, the Company internally securitized $98.5 million of multifamily loans.

     Risk Elements. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are both well secured and in the process of collection. Loans may be placed on nonaccrual status earlier if the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. The Company charges off loans when it determines that collection has become unlikely. Other real estate owned (“OREO”) consists of real estate acquired by the Company through foreclosure.

     Following is the Bank’s risk elements table:

	At March 31,	At December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$—	$—
Secured by real estate-multifamily	—	—
Construction	4,928	5,102
Commercial business	1,601	631

Total commercial	6,529	5,733

Consumer
Residential mortgage (one to four family)	—	124
Other	—	—

Total consumer	—	124

Total nonaccrual loans	6,529	5,857

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$6,529	$5,857

Nonperforming assets to total assets	0.11%	0.10%
Nonaccrual loans to total loans	0.17	0.15
Nonperforming assets to total loans and OREO	0.17	0.15
Loans	$3,853,049	$3,791,643
Gross income not recognized on nonaccrual loans	424	363
Accruing loans contractually past due 90 days or more	1,114	1,469
Loans classified as troubled debt restructurings but not included above	9,054	9,094

     Total nonperforming assets were $6.5 million at March 31, 2004, an increase of $0.7 million, from $5.9 million at December 31, 2003. The increase was attributable to two construction loans to the same borrower on the same property that were over 90 days past due. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. The Bank held no OREO at March 31, 2004, or December 31, 2003.

     The $9.1 million trouble debt restructurings in the table above represents a performing commercial real estate loan. No interest rate concessions were made on this loan. The restructured classification is due to the Bank making interest rate concessions on a separate $1.1 million loan to the same obligor on the same property during the quarter. The $1.1 million loan is included in the nonaccrual construction loans balance in the table above. The obligor may make additional draws under this facility, but such draws would not have a material impact on the Company’s nonperforming assets.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The allowance for loan losses covers the commercial and consumer loan portfolio. The allowance for loan losses is intended to adjust the carrying value of the Company’s loan assets for probable credit losses inherent at the balance sheet date in accordance with GAAP. The methodology for calculating the allowance involves significant judgment. First and foremost, it involves early detection of credits that are deteriorating. Second, it involves management’s judgment to derive loss factors.

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

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of probable losses based on exposure to that marketplace. Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the periods indicated:

	For the Three months Ended
	March 31,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$60,863	$48,865
Provision for loan losses	2,174	990
Loans charged off	(748)	(144)
Recoveries	15	16

Balance at end of period	$62,304	$49,727

Allowance for loan losses to loans	1.62%	1.61%
Annualized net charge-offs to average loans	0.08%	0.02%

     Securities. The Company maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and enhance the income of the organization. The portfolio is composed of two segments: Available For Sale (“AFS”) and Held to Maturity (“HTM”). The Company does not maintain a trading portfolio. The Company carries the AFS portfolio at fair value, with unrealized changes in the fair value of the securities reflected as Accumulated Other Comprehensive Income. At the end of each month, the Company adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Company classifies it either as AFS or HTM. Securities are classified as HTM if the Company has the positive intent and ability to hold such securities to maturity.

     The Company’s portfolio investments are governed by the Asset and Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits as well as limits on premiums paid for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

     Permitted investments include U.S. Government obligations, agency securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. The Company’s Board has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balance the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.

     To protect against the accelerating prepayment speed of the securities portfolio due to lower market interest rate environment, the Company implemented a securities portfolio restructuring strategy. Under this strategy, the Company began selling AFS securities which had the highest exposure to prepayment and extension risk, and purchased shorter-dated securities with reduced prepayment and extension risk.

     The securities portfolio (including available for sale and held to maturity) increased slightly by $8.6 million, or 0.6%, to $1.51 billion during the three months ended March 31, 2004, consistent with the December 31, 2003 balance. The increase in securities is a result of purchases of $398.0 million and $98.5 million of FNMA securities received in the internal securitization of multifamily loans, offset by sales of $382.5 million and principal repayments and securities calls of $116.7 million.

     The AFS portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for any such borrowings.

     During the three months ended March 31, 2004, the Company increased its held-to-maturity portfolio to $312.8 million from $284.7 million at December 31, 2003. This increase of $28.1 million resulted from purchased securities during the period that were classified as held to maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our liquidity position and the size of our portfolio. The Company plans from time-to-time to continue to purchase securities for its held-to-maturity portfolio.

     The following table presents the Company’s securities portfolio on the dates indicated:

	At March 31, 2004		At December 31, 2003
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$13,189	$12,960	$13,189	$12,795
Federal Agency Notes	182,585	181,975	222,309	218,753
Foreign Debt Securities	—	—	—	—
Asset-backed Securities	3,623	3,545	16,426	16,285
Municipals	90	90	90	90
Domestic Corporate Bonds	—	—	5,153	5,148
Commercial Paper	—	—	9,991	9,991

Total investment securities available for sale	199,487	198,570	267,158	263,062

Mortgage-backed securities available for sale:
FNMA	429,880	437,131	440,835	440,453
GNMA	79,997	80,001	79,103	78,842
FHLMC	326,698	329,154	275,882	273,940
Other	154,787	156,758	163,687	164,773

Total mortgage-backed securities available for sale	991,362	1,003,044	959,507	958,008

Total investment and mortgage-backed securities available for sale	$1,190,849	$1,201,614	$1,226,665	$1,221,070

Investment securities held to maturity:
Municipals	$189,475	$194,561	$184,264	$187,735

Mortgage-backed securities held to maturity:
FNMA	6,689	6,663	—	—
FHLMC	1,601	1,597	—	—
GNMA	114,213	114,868	99,524	98,713
Other	825	825	924	924

Total mortgage-backed securities held to maturity	123,328	123,953	100,448	99,637

Total investment and mortgage-backed securities held to maturity	312,803	318,514	284,712	287,372

Total securities	$1,503,652	$1,520,128	$1,511,377	$1,508,442

     As of March 31, 2004, both the carrying value and the market value of the available-for-sale securities was $1.20 billion. The total net unrealized gain on these securities was $10.8 million. Such unrealized gains, net of tax, are $6.2 million and are reflected as an addition to stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $5.7 million, has not been recognized in the financial statements as of March 31, 2004. The unrealized net gains are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, for the three months ended March 31, 2004, there were no additional “other than temporary impairment” charges recorded since December 31, 2003.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $4.71 billion at March 31, 2004, which represented an increase of $228.0 million from $4.48 billion at December 31, 2003. Core deposit balances increased by $110.9 million, or 5.8% to $2.02 billion at March 31, 2004, compared with $1.91 billion at December 31, 2003. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At March 31, 2004, 57.1% of our deposits were time deposits; 24.2% were NOW, demand deposit and money market accounts; and 18.7% were savings accounts. By comparison, at December 31, 2003, 57.4% of deposits were time deposits; 22.9% were NOW, demand deposit and money market accounts; and 19.7% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. At March 31, 2004, the 100 depositors with the largest aggregate deposit balances comprised less than 20% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of March 31, 2004, is $1.66 billion of deposits of $100,000 or greater. Such deposits comprise 21.8% of total deposits. The majority of the time deposits as of March 31, 2004, mature in one year or less. With the exception of state and federal government entities (“Public Fund Sector”) contributing 7.9% of total deposits at March 31, 2004, no other material portion of our deposits were from or were dependent upon any one customer or industry.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated (dollars in thousands):

	At March 31, 2004		At December 31, 2003
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
NOW, checking and money market accounts	$1,138,827	0.65%	$1,026,047	0.65%
Savings accounts	882,145	0.79	884,064	0.77
Time deposits:
Less than $100,000	1,026,923	1.72	1,042,843	1.73
$100,000 or greater	1,663,645	1.85	1,530,567	1.82

Total time deposits	2,690,568	1.80	2,573,410	1.79

Total deposits	$4,711,540	1.33	$4,483,521	1.33

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement its supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At March 31, 2004, the Bank had $370.3 million of borrowings outstanding, as compared to $505.5 million outstanding at December 31, 2003.

     Included in the $370.3 million of borrowings were $56.0 million of short-term FHLB advances, which mature within one year, and $265.3 million in long-term FHLB advances that mature between 2005 and 2008. As of March 31, 2004, $231.0 million of these borrowings are long-term FHLB advances that may be terminated at the option of FHLB of San Francisco. The FHLB, at their option, may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. As of April 2004, an additional $10.0 million became subject to termination by the FHLB, bringing the value of advances that may be terminated to $241.0 million. To date, the FHLB has not exercised its option to terminate any advances to the Company. In the event the FHLB decided to exercise the option, the Company would need to pay these advances back. At March 31, 2004, the Company had $869.8 million of additional FHLB borrowing capability that can be utilized.

     As of March 31, 2004 the Hong Kong branch had short-term borrowings of $49.0 million principally denominated in Hong Kong dollars with local financial institutions for asset/liability management purposes.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the periods indicated:

	At or For the Three months Ended
	March 31, 2004	March 31, 2003
	(Dollars in Thousands)
Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$188,561	$56,116
Maximum amount outstanding at any month end period	222,444	83,500
Balance outstanding at end of period	105,009	19,580
Weighted average interest rate during the period	1.29%	1.51%
Weighted average interest rate at end of period	0.62%	1.75%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$269,284	$273,789
Maximum amount outstanding at any month end period	271,395	275,789
Balance outstanding at end of period	265,294	271,756
Weighted average interest rate during the period	5.16%	4.93%
Weighted average interest rate at end of period	5.32%	5.11%
Weighted average remaining term to maturity at end of period (in years)	4	5

     Subordinated Debentures of the Company (“TPS”). The Company established special purpose trusts in 1998, 2001, and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Subordinated Debentures issued by the Company. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds available thereof. The obligations of the Company under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. These trusts are not consolidated in our financial statements. Please see Note 1 to the Consolidated Financial Statements for further discussion.

     The Company had $136.0 million of TPS outstanding at March 31, 2004 and at December 31, 2003. The proceeds of the 2002 issuances were primarily used to fund the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2004, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2004, was 12.65%, as compared with 12.18% at December 31, 2003. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2004, was 11.40% as compared with 10.92% at December 31, 2003. The increase in these two ratios was primarily due to net income for the three months ended March 31, 2004. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     As discussed in Note 2 to the Consolidated Financial Statements, which this discussion accompanies, the trusts were deconsolidated for reporting purposes pursuant to the FIN 46R interpretation. The Federal Reserve has issued interim guidance allowing the inclusion of capital securities in Tier I capital regardless of the FIN 46R interpretation. The ultimate decision of the banking regulators is not known at this time. One potential impact of not including these capital securities is that the Federal Reserve Bank may no longer allow the trust preferred securities to count towards Tier I capital of the Company. Even in such event, the

Company would continue to be well capitalized. The Bank’s Tier I capital would be unaffected, since all trust preferred securities have been issued at the holding company level.

     Contractual Obligation and Off-Balance-Sheet Arrangements. In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The Company also uses derivative financial instruments on a limited basis, thus creating contractual obligations, as part of its interest rate and foreign exchange risk management process and customer accommodation activities. The Company engages in certain financial transactions that are not recorded on the Company’s balance sheet, in accordance with generally accepted accounting principles, or may be recorded on the Company’s balance sheet in amounts that are different than the full contract or notional amount of the transaction. Such transactions are structured to meet the financial needs of customers, manage the Company’s credit, market or liquidity risks, diversify funding sources or optimize capital. See Note 7 to the Consolidated Financial Statements for further discussion on off-balance-sheet arrangements.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These letters of credit are usually secured by inventories or by deposits held at the Company. Foreign exchange contracts are contracts to purchase or sell currencies in the over-the-counter market. Such contracts can be either for immediate or for forward delivery. The Bank purchases or sells foreign exchange contracts in order to hedge a balance sheet or off-balance sheet foreign exchange position. Additionally, the Bank purchases and sells foreign exchange contracts for customers, as long as the foreign exchange risk is fully hedged with an offsetting position.

     Liquidity. As a financial institution, we must maintain sufficient levels of liquid assets at all times to meet our cash flow needs. These liquid assets ensure that we have the cash available to pay out deposit withdrawals, meet the credit needs of our customers and are able to take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits that we have with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.

     At March 31, 2004, we had $2.32 billion of certificates of deposit scheduled to mature within one year. We believe that our liquidity resources will provide us with sufficient amounts of cash necessary to meet these commitments.

     Our liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. We review our liquidity position regularly in light of our expected growth in loans and deposits. We believe that we maintain adequate sources of liquidity to meet our needs.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 1999. During the three months ended March 31, 2004, the Company paid aggregate dividends of $1.4 million. The payment of such dividends did not have a significant impact of the liquidity of the Company. As a result of dividends declared, the total capital of the Company was reduced by $1.8 million during the three months ended March 31, 2004. The dividends declared during the three months ended March 31, 2004 had the effect of reducing the Tier I leverage capital and risk-based capital ratios by five basis points each. The dividends declared during the three months ended March 31, 2003 had the effect of reducing the Tier I leverage capital ratio and risk-based capital ratio each by three basis points.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2003, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. During the first quarter of 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc.

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures****

4.2	Form of Certificate of Series B Junior Subordinated Debenture****

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.****

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.****

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities****

4.7	Rights Agreement dated as of January 28, 2003*****

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

21.0	Subsidiaries of UCBH Holdings, Inc.***

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

(b)	Reports on Form 8-K

     On January 16, 2004, the Company filed a current report on Form 8-K, under Item 12 “Results of Operations and Financial Operations,” for the Company’s press release announcing fourth quarter 2003 financial results.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 3, 2001 (SEC File No. 0-24947).

***	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on February 25, 2003 (SEC File No. 0-24947).

****	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

*****	Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2003 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.
Date: May 7, 2004	/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer (principal executive officer)

Date: May 7, 2004	/s/ Jonathan H. Downing
Jonathan H. Downing
Executive Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.