Form 10-Q
period 2004-06-30
UCBH HOLDINGS INC
filed 2004-08-09
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

     Commission file number 0-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

(415) 315-2800

(Registrant’s telephone number, including area code)

711 Van Ness Avenue, San Francisco, California 94102

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

As of August 6, 2004, the Registrant had 45,265,116 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands)

	At June 30,	At December 31,
	2004	2003
ASSETS
Cash and due from banks	$64,162	$76,786
Investment and mortgage-backed securities available for sale, at fair value	1,320,002	1,221,070
Investment and mortgage-backed securities, at cost (fair value $322,753 at June 30, 2004 and $287,372 at December 31, 2003)	329,384	284,712
Federal Home Loan Bank stock and other equity securities	43,166	41,316
Loans	4,049,426	3,791,643
Allowance for loan losses	(59,469)	(58,126)

Net loans	3,989,957	3,733,517

Accrued interest receivable	23,673	21,756
Premises and equipment, net	86,660	84,145
Goodwill	85,093	87,437
Core deposit intangible	10,396	11,111
Other assets	109,619	26,077

Total assets	$6,062,112	$5,587,927

LIABILITIES
Noninterest-bearing deposits	$377,760	$324,615
Interest-bearing deposits	4,456,047	4,158,906

Total deposits	4,833,807	4,483,521

Borrowings	585,875	505,542
Subordinated debentures	136,000	136,000
Accrued interest payable	8,258	8,346
Other liabilities	59,156	40,052

Total liabilities	5,623,096	5,173,461

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 180,000,000 shares at June 30, 2004 and at December 31, 2003; shares issued and outstanding 45,224,490 at June 30, 2004 and 45,038,378 at December 31, 2003	452	450
Additional paid-in capital	212,194	208,990
Accumulated other comprehensive loss	(18,371)	(3,245)
Retained earnings — substantially restricted	244,741	208,271

Total stockholders’ equity	439,016	414,466

Total liabilities and stockholders’ equity	$6,062,112	$5,587,927

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income:
Loans	$52,548	$45,805	$105,441	$89,979
Funds sold and securities purchased under agreements to resell	93	12	108	19
Investment and mortgage-backed securities	18,992	16,945	36,401	35,545

Total interest income	71,633	62,762	141,950	125,543

Interest expense:
Deposits	15,657	17,369	30,403	35,259
Short-term borrowings	638	263	1,245	475
Subordinated debentures	1,957	1,991	3,910	4,000
Long-term borrowings	3,466	3,508	6,937	6,880

Total interest expense	21,718	23,131	42,495	46,614

Net interest income	49,915	39,631	99,455	78,929
Provision for loan losses	1,009	2,834	3,183	3,825

Net interest income after provision for loan losses	48,906	36,797	96,272	75,104

Noninterest income:
Commercial banking and other fees	2,156	1,661	4,025	3,317
Service charges on deposits	714	635	1,331	1,141
Gain on sale of securities	2,631	3,822	6,493	4,892
Gain on sale of loans	1,371	—	1,881	517
Equity loss in other equity investments	(1,489)	(38)	(1,489)	(76)

Total noninterest income	5,383	6,080	12,241	9,791

Noninterest expense:
Personnel	11,696	9,249	24,611	20,373
Occupancy	2,179	1,335	3,724	2,527
Data processing	1,400	1,085	2,694	2,206
Furniture and equipment	1,385	769	2,414	1,536
Professional fees and contracted services	1,601	1,442	3,124	3,106
Deposit insurance	197	161	402	326
Communication	319	232	615	471
Core deposit intangible amortization	482	538	715	1,132
Miscellaneous expense	3,692	3,101	7,467	6,033

Total noninterest expense	22,951	17,912	45,766	37,710

Income before taxes	31,338	24,965	62,747	47,185
Income tax expense	11,070	9,537	22,660	17,829

Net income	$20,268	$15,428	$40,087	$29,356

Basic earnings per share	$0.45	$0.36	$0.89	$0.70

Diluted earnings per share	$0.43	$0.35	$0.84	$0.66

Dividends declared per share	$0.04	$0.03	$0.08	$0.06

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Six Months Ended
	June 30,
	2004	2003
Operating activities:
Net income	$40,087	$29,356
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for loan losses	3,183	3,825
Amortization of purchase price adjustments	(263)	(2,560)
Amortization of core deposit intangible	715	1,132
Depreciation and amortization	3,050	2,587
(Increase) decrease in accrued interest receivable	(2,099)	520
Increase in other assets	(72,223)	(50,381)
Decrease in accrued interest payable	(88)	(222)
Increase in other liabilities	19,986	76,168
Gain on sale of loans and securities	(6,885)	(5,333)
Other, net	1,583	6,888

Net cash (used for) provided by operating activities	(12,954)	61,980

Investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	172,005	300,644
Purchases	(690,068)	(460,558)
Sales	490,544	312,952
Called	55,036	54,932
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	12,939	11,398
Purchases	(57,768)	(145,554)
Loans originated and purchased, net of principal collections	(474,902)	(407,295)
Proceeds from the sale of loans	71,150	69,861
Purchases of premises and other equipment	(5,838)	(2,998)
Other investing activities, net	(2,361)	—

Net cash used in investment activities	(429,263)	(266,618)

Financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	245,104	146,505
Net increase in time deposits	105,217	8,509
Net increase in short-term borrowings	60,562	44,436
Proceeds from long-term borrowings	20,000	—
Proceeds from stock option exercises	1,866	4,615
Payment of cash dividend on common stock	(3,156)	(2,104)

Net cash provided by financing activities	429,593	201,961

Net decrease in cash and cash equivalents	(12,624)	(2,677)
Cash and cash equivalents at beginning of period	76,786	58,954

Cash and cash equivalents at end of period	$64,162	$56,277

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$55,831	$46,836
Cash paid during the period for income taxes	12,044	22,948
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	$147,134	$107,587

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

     Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments which the Company considers necessary for a fair presentation of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements include the accounts of the Company and most of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The wholly owned subsidiaries not included in the consolidated results are certain special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures. These trusts are excluded pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), issued by the FASB in December of 2003, as the Company is not deemed to be the primary beneficiary. The Company also invests in affordable housing and small business corporations, limited liability companies, and limited partnerships as a result of Community Reinvestment Act (“CRA”) requirements. Such investments are generally accounted for under the equity or cost method pursuant to Accounting Principles Board Opinion Number 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these investments meet the requirements of FIN 46R, and therefore, are not consolidated.

     Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

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

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Earnings Per Share)
Net income:
As reported	$20,268	$15,428	$40,087	$29,356
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(1,460)	(1,075)	(2,752)	(2,090)

Pro forma net income	$18,808	$14,353	$37,335	$27,266

Basic earnings per share:
As reported	$0.45	$0.36	$0.89	$0.70
Pro forma	$0.42	$0.34	$0.83	$0.65
Diluted earnings per share:
As reported	$0.43	$0.35	$0.84	$0.66
Pro forma	$0.40	$0.32	$0.79	$0.62

     If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table.

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the three and six months ended June 30, 2004, and 2003:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Dividend yield	0.42%	0.60%	0.42%	0.60%
Volatility	24.05%	23.72%	25.04%	20.40%
Risk-free interest rate	4.36%	2.97%	4.20%	3.05%
Expected lives (years)	7.5	7.8	7.5	7.1

     Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” This interpretation applies immediately to variable interest entities (“VIE”) in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to any VIE in which an enterprise holds a variable interest that is acquired before February 1, 2003. Previously issued accounting pronouncements require the consolidation of one entity in the financial statements of another if the second entity has a controlling interest in the first. In effect, FIN 46 applies broader criteria than just voting rights in determining whether one entity has a controlling financial interest in another. Specifically, if by design the owners of the entity have not made an equity investment sufficient to absorb its expected losses and the owners lack any one of three essential characteristics of controlling financial interest, the entity is to be consolidated in the financial statements of its primary beneficiary. The three characteristics are: (1) the ability to make decisions about the entity’s activities, (2) the obligation to absorb the expected losses of the entity, and (3) the right to receive the expected residual returns of the entity.

     At December 31, 2003, the Company adopted FIN 46R. As discussed in Note 1, the FASB issued Fin 46R to clarify the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements and finalizes this statement for public entities. Under FIN 46R, a VIE is defined as an entity subject to consolidation based on criteria specified in FIN 46R.

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

     The impact of this deconsolidation on the Company’s financial condition and operating results was immaterial, resulting primarily in classification changes on the Balance Sheet. A potential outcome arising as a result of FIN 46R is that the Federal Reserve Bank may no longer allow the capital securities issued by the trusts to be included in Tier I capital of the Company. The Federal Reserve has issued proposed rules that these securities will be grandfathered and continues to be included in the Company’s Tier I capital. If regulatory requirements required exclusion of these securities from Tier I capital, the Company would be well capitalized at June 30, 2004. The Bank’s Tier I capital would be unaffected as the trusts and their securities have been issued at the holding company level.

     Derivative Instruments and Hedging Activities

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). The provisions of SFAS No. 149 that relate to SFAS No. 133 and No. 138 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. SFAS No. 133 and No. 138 clarify when a derivative contains a financing component, amend the definition of an underlying derivative instrument to conform it to language used in FIN 45, and amend certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. In addition, provisions of SFAS No. 149 which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for in the same manner. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated above and for hedging relationships designated after June 30, 2003. In addition, except as stated above, all provisions of SFAS No. 149 should be applied prospectively.

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

     Accounting for Certain Loans or Debt Securities Acquired in a Transfer

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), which addresses accounting for loan or debt securities acquired from business combinations and the resulting differences between contractual cash flows and cash flows expected to be collected. This SOP does not apply to loans originated by the Bank. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within in the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

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

     Other-Than-Temporary Impairment and Its Application to Certain Investments

     In early 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”; this rule clarification is effective for fiscal years rending after June 15, 2004. EITF 03-1 clarifies the investment impairment methodology for debt and equity securities within the scope of SFAS No. 115, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations”. The Company does not expect the adoption of EITF 03-1 to have a material impact on the financial condition or operating results of the Company.

3.	Cash and Due From Banks

     The following table summarizes the interest-bearing and noninterest-bearing components of Cash and Due from Banks on the dates indicated (dollars in thousands):

	At June 30,	At December 31,
	2004	2003
Interest-bearing	$8,573	$13,899
Noninterest-bearing	55,589	62,887

Total Cash and Due From Banks	$64,162	$76,786

     The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At both June 30, 2004 and December 31, 2003, the reserve requirement was $6.8 million.

4.	Business Combinations, Goodwill and Intangibles Assets

     In July 2003, the Company completed the acquisition of privately held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California. Pro forma consolidated results of operations for the three and six months ended June 30, 2003 as though FCB had been acquired as of January 1, 2003 follow (dollars in thousands, except earnings per share):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2003	June 30, 2003
Net interest income	$42,530	$84,427
Net income	15,881	30,468
Basic earnings per share	$0.36	$0.68
Diluted earnings per share	0.34	0.65

     In accordance with SFAS No. 142 and No. 141, goodwill resulting from the Company’s acquisitions will not be amortized to expense over a fixed period of time but will be tested for impairment at least annually. During the second quarter of 2004, the Company finalized its purchase accounting with respect to the acquisition and as a result, there was a $2.3 million reduction in goodwill. As of June 30, 2004 and December 31, 2003, the balance of goodwill totaled $85.1 million and $87.4 million, respectively. The Company will continue to review goodwill for impairment in the future.

     Other than goodwill, the Company has no intangible assets with indefinite lives. Intangible assets with finite lives, consisting primarily of core deposit intangibles, are amortized over their estimated period of remaining benefit; such amortization expense was $482,000 and $538,000 for the three months ended June 30, 2004 and

2003, respectively. Amortization expense of $715,000 and $1.1 million were recorded for the six months ended June 30, 2004 and 2003, respectively. Additionally, loan servicing assets are capitalized, reported as Other Assets and amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Amortization expense for loan servicing assets was $463,000 and $58,000 for the three months ended June 30, 2004 and 2003, respectively. Amortization expense of $617,000 and $147,000 were recorded for the six months ended June 30, 2004 and 2003, respectively. Intangible assets are analyzed for impairment annually and adjusted accordingly. During the three months ended June 30, 2004, approximately $80,000 of the capitalized servicing asset was deemed impaired; no such impairment was recorded during the first quarter of 2004.

     The net carrying amount of intangible assets and the associated accumulated amortization are as follows:

	As of June 30, 2004		As of December 31, 2003
	Net Carrying	Accumulated	Net Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in Thousands)
Intangibles	$10,396	$(2,704)	$11,111	$(1,989)
Loan servicing assets	6,072	(1,018)	4,006	(469)

Total intangible assets	$16,468	$(3,722)	$15,117	$(2,458)

     The amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $2.7 million, $2.5 million, $2.1 million, $1.8 million and $1.6 million, respectively.

5.	Earnings per Share

     The following are the basic and diluted earnings per share for the periods then ended:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003 (1)
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$20,268	45,177,249	$0.45	$15,428	42,341,872	$0.36
Diluted:
Dilutive potential common shares		2,299,864			2,096,252

Net income and assumed conversion	$20,268	47,477,113	$0.43	$15,428	44,438,124	$0.35

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003 (1)
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$40,087	45,137,875	$0.89	$29,356	42,208,607	$0.70
Diluted:
Dilutive potential common shares		2,341,695			2,033,571

Net income and assumed conversion	$40,087	47,479,570	$0.84	$29,356	44,242,178	$0.66

(1)	Effective April 8, 2003, the Company completed a two-for-one stock split. Accordingly, the financial statements for the three and six months ended June 30, 2003 presented have been restated to reflect the effect of the stock split.

6.	Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 2004, total comprehensive loss was $4.3 million, a decrease of $16.0 million compared to the three months ended June 30, 2003. Net income for the three months ended June 30, 2004, was $20.3 million, and net unrealized losses on available-for-sale securities increased by $24.6 million. For the corresponding period of 2003, net income was $15.4 million, and net unrealized gains on available-for-sale securities decreased by $3.8 million.

     For the six months ended June 30, 2004 and 2003, total comprehensive income was $25.0 million and $27.7 million, respectively. Net income for the six months ended June 30, 2004, was $40.1 million, and net unrealized losses on available-for-sale securities increased by $15.1 million. For the corresponding period of 2003, net income was $29.4 million and net unrealized gains on available-for-sale securities decreased by $1.6 million.

7.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

     The Company is party to derivative financial instruments and financial instruments with off-balance-sheet credit risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in foreign currency and interest rates. The Company does not hold or issue financial instruments for trading or speculative purposes.

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

     The following table sets forth the contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	At June 30,	At December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$66,344	$59,751
Commercial (excluding construction)	343,465	279,433
Construction	218,884	207,601
Letters of credit	38,817	39,484
Foreign exchange contracts receivable	94,895	17,121
Foreign exchange contracts payable	94,678	17,122

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

FORWARD-LOOKING STATEMENTS

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

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and six months ended June 30, 2004 and 2003, and financial condition at June 30, 2004 and at December 31, 2003. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included in this report.

SUMMARY RESULTS

     UCBH Holdings, Inc. (“we”, “our”, and “Company”), operating through its principal subsidiary, United Commercial Bank (“Bank”), earned $20.3 million for the second quarter of 2004, compared to $15.4 million in the second quarter last year, an increase of $4.8 million, or 31.4%. Fully diluted earnings per share for the second quarter of 2004 were $0.43 compared to $0.35 in the second quarter of 2003. For the six months ended June 30, 2004, we earned $40.1 million, an increase of 10.7 million or 36.6% compared to the same period in 2003. Fully diluted earnings per share for the six months ended June 30, 2004 and 2003 were $0.84 and $0.66, respectively. For the 2004 year, we anticipate our earnings per share to be in the $1.72 to $1.75 range.

     Our revenues consist of approximately 90% net interest income, which represents the difference between interest income and interest expense, and 10% noninterest income. We generate interest income primarily on the loans and securities that we hold in our portfolios. Interest expense results from the interest that we pay customers on their deposits and debt holders on our borrowings. Noninterest income results primarily from commercial banking fees, charges on deposit accounts and gains on sales of U.S. Small Business Administration (“SBA”) loans and securities.

     As a result of the increased earnings of the organization, our return on average assets (“ROA”) increased to 1.39% and 1.40% for the three months and six month periods ended June 30, 2004, compared with 1.25% and 1.21%, respectively, for corresponding periods of 2003. Our return on average equity (“ROE”) was 18.54% and 18.56% for the same periods in 2004, compared to 20.12% and 19.68%, respectively, for the corresponding periods in 2003. The decrease in the ROE reflects the net effect of the ROE reduction created by the acquisition of First Continental Bank (“FCB”) for 100% stock in 2003, partially offset by our increased earnings in 2004 compared with 2003. We anticipate that our earnings will continue to increase for the rest of the year, which will improve our ROA and ROE as well.

     Our Efficiency Ratio, which represents the ratio of total noninterest expense to the sum of net interest income and noninterest income, increased to 41.50% for the second quarter of 2004, compared to 39.19% for the corresponding period of the prior year. The Efficiency Ratio for the six months ended June 30, 2004 and 2003 was 40.97% and 42.50%, respectively. The quarter over quarter increase was primarily due to increased expenses related to growth associated with our commercial banking division and the Hong Kong branch, as well as the acquisition of FCB in July 2003.

     Compared to the prior periods, our interest income increased by $8.9 million and $16.4 million, or 14.1% and 13.1% for the three and six months ended June 30, 2004, respectively, primarily as a result of increases in our average interest-earning assets. The average interest-earning assets increased as a result of our loan production and as a result of our acquisition of FCB in July 2003. Our average loans outstanding were $3.94 billion and $3.89 billion in the three and six months ended June 30, 2004, compared with $3.19 billion and $3.13 billion for the same period in 2003.

     As a financial institution, we are sensitive to fluctuations in market interest rates. As a result of the decreases in market interest rates during the first six months of 2004, the yields on our loans and securities have been decreasing. The interest rate decreases however have also reduced the cost of our deposits and borrowings.

     The decrease in the loan loss provision for the three and six months ended June 30, 2004 compared with the corresponding periods of the prior year reflect the net effect of lower provisions necessary for increased multifamily and residential loans, partially offset by an increased provision resulting from the increase in the commercial real estate and commercial business loan commitments. Further, the asset quality of the residential (one to four family) and multifamily loan portfolios was strong during these periods. This strong asset quality resulted in a decrease in the provision for these portfolios.

     Our noninterest income decreased in the second quarter of 2004, to $5.4 million from $6.1 million in the second quarter of 2003, as a result of decreased gains on sales of securities and increase equity losses in other equity investments. These were partially offset by increases in commercial banking and other fees and gains on sales of SBA loans. Noninterest income for the six months ended June 30, 2004 and 2003 totaled $12.2 million and $9.8 million, respectively.

     Our noninterest expenses increased to $23.0 million and $45.8 million in the three and six months ended June 30, 2004, from $17.9 million and $37.7 million for the corresponding periods of 2003. This increase reflects the acquisition of FCB in July 2003, the expansion of our Commercial Banking Division and the expansion of our Hong Kong Branch.

TRENDS ANALYSIS

     Although we have operated in California since 1974, we operated as a thrift until 1998. In 1998, we changed our charter to that of a commercial bank and began operating as a Commercial Bank. Presented below are charts reflecting our growth trends since becoming a Commercial Bank.

     Following are graphs reflecting our total balance sheet, loan and deposit growth since 1998:

     We have grown our balance sheet at a compounded rate of 20.8% since 1998. In 2002, we acquired Bank of Canton California (“BCC”), with assets of $1.45 billion, which accounts for the substantial increase in the assets that year. Similarly, in 2003, we acquired First Continental Bank with assets of $356.7 million. The balance sheet growth without these acquisitions was at a compounded annualized rate of 12.5% since 1998. Our ongoing goal is to grow our balance sheet organically in a range of 14% to 17% per annum.

     Our loan portfolio has grown at a compounded rate of 19.9% since 1998. Without the acquisitions of BCC and FCB, the growth rate was 15.4%, compounded annually. Our ongoing goal is to increase our loan portfolio by a range of 15% to 20% annually. We grow our loan portfolio origination network and do not rely on the purchase of loans to meet our growth objectives.

     Our deposits have grown at a compounded rate of 21.8% since 1998. Without the acquisitions of BCC and FCB, the growth rate was 13.4%, compounded annually. Our core deposits have grown at a rate of 36.0% since becoming a commercial bank.

     Through making further incursions in our Asian customer-oriented niche market and by expanding into new market areas, management believes that it will meet the stated growth objectives for 2004.

     Following is a table reflecting our asset quality since becoming a commercial bank:

	1998	1999	2000	2001	2002	2003	June 2004
Charge-offs as a % of average loans	0.05%	0.07%	0.02%	0.00%	0.23%	0.06%	0.04%
Loan delinquency ratio (30 days +)	0.78%	1.12%	0.75%	0.64%	0.88%	0.86%	0.82%
Ratio of nonperforming loans to total loans	0.41%	0.27%	0.13%	0.04%	0.15%	0.15%	0.17%

     We have maintained a high credit quality by adhering to our credit underwriting criteria. Our goal is to maintain nonperforming assets to 25 basis points or less of ending assets. We have achieved this operating performance metric for twenty-one consecutive quarters.

     The chart below presents selected operating metrics of the Company since becoming a commercial bank:

	1998	1999	2000	2001	2002	2003	June 2004
Return on Average Assets	0.60%	0.87%	1.02%	1.12%	1.14%	1.26%	1.39%
Return on Average Equity	12.52%	18.00%	20.12%	19.58%	18.42%	18.84%	18.54%
Efficiency Ratio (1)	60.32%	49.74%	45.70%	46.79%	46.94%	41.83%	41.50%
Net Interest Margin (2)	2.98%	3.34%	3.62%	3.73%	3.79%	3.49%	3.66%

(1)	Efficiency ratio represents total noninterest expense divided by the sum of net interest income and total noninterest income.

(2)	Net interest margin represents net interest income divided by average interest-earning assets and calculated on a tax equivalent basis.

     Our net interest margin improvement results from the continuing balance sheet restructuring, by reducing the concentration in lower yielding loans and increasing core deposits. The ROA and ROE have increased, accordingly. When we acquired BCC, we blended our 4.02% margin with their 2.23% margin. BCC had a heavy concentration of securities and Certificates of Deposit, which caused compression in the margin. Through restructuring the BCC assets and deposits, we have improved our margin.

     Capital

     We have increased our capital since 1998 through the retention of earnings and the issuance of new stock in conjunction with acquisitions. The charts below present our capital level and Tier I and Total risk-based capital ratios since 1998. As of June 30, 2004, the Bank met the “well capitalized” requirements under these guidelines.

     We have declared dividends since 1999 and plan to continue dividend payments for the next year. The chart below presents our dividend payments on a per share basis and in total since 1998. The dividends for 2004 have been annualized to be comparable with prior periods.

CORPORATE DEVELOPMENTS

     The Bank plans to expand its branch presence in key target markets during 2004. In June 2004, the Bank opened a new branch in Torrance, California, the Bank’s sixteenth in the Southern California region. A second branch in the region is also planned with lease negotiations currently in process and an anticipated opening date in the third quarter of 2004. Also in June 2004, the Bank opened a new branch in Foster City, California. Recently, the Bank signed a lease for a second branch in New York City. The Bank is currently in the process of pursuing a lease for a third metropolitan New York location.

     During the first quarter of 2004, the Company’s wholly owned subsidiary UCB Investment Services (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the SEC and a member of the NASD and Securities Investor Protection Corporation (“SIPC”). UCBIS will act as an introducing broker in the sales of mutual funds, listed and over-the-counter equity securities, and corporate, municipal, and U.S. government debt. UCBIS will also sell fixed and variable annuities and covered options for its customers. UCBIS is registered with the Municipal Securities Rulemaking Board (“MSRB”). UCBIS will not have custody or possession of customer funds or securities. Customer accounts will be carried on a fully-disclosed basis at UCBIS’ clearing firm National Financial Services, LLC.

CRITICAL ACCOUNTING ESTIMATES

     A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

     The Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period unless actual results indicate a change in estimate is required.

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

     The Company uses a risk grading system to determine the credit quality of its loans. Loans are reviewed for information affecting the obligor’s ability to fulfill contractual obligations. In assessing the risk grading of a particular loan, the factors considered include:

•	the borrower’s debt capacity and financial flexibility

•	the level of earnings of the borrowers

•	the amount and sources of repayment

•	the level and nature of contingencies, management strength

•	the quality of the collateral, and

•	the industry in which the borrower operates.

     These factors are based on an evaluation of historical information as well as subjective assessment and interpretation. Emphasizing one factor over another or considering additional factors that may be relevant in determining the risk grading of a particular loan, but which are not currently an explicit part of the Company’s methodology, could affect the risk grade assigned to that loan.

     Management also applies judgment to derive loss factors associated with each credit facility. These loss factors are considered by type of obligor and collateral. Whenever possible, the Company uses its own historical loss experience or independent verifiable data to estimate the loss factors. Many factors can affect management’s estimates of a loss factor. The application of different loss factors would change the amount of the allowance for credit losses determined to be appropriate by the Company. Given the process the Company follows in determining the risk grading of its loans, management believes the current risk gradings and loss factors assigned to loans are appropriate.

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of probable losses based on exposure to that marketplace. Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate at the balance sheet date. In the second quarter of 2004, we reclassified approximately $3.1 million of the allowance for loan losses to other liabilities. This reclassification represents allocated loss allowances for unfunded loan commitments and off-balance-sheet commitments for letters of credit. For comparison purposes, $2.8 million of the allowance for loan losses in December 31, 2003 was also reclassified.

     Fair Value of Certain Assets. Certain assets of the Company are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period as they are affected by changes in interest rates and other market conditions. If after the Company had to sell one of these assets and then discover that its estimate of fair value had been too high, then losses not anticipated or greater than anticipated could result. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Company arrives at estimates of fair value as follows:

     Available-for-Sale Securities. The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

     Goodwill and Other Intangible Assets. The Company establishes goodwill and other intangible assets including core deposit intangibles and capitalized servicing rights by estimating fair value of assets and liabilities acquired using various valuation approaches such as market value, replacement costs and estimated cash flows for future periods. Additionally, the Company must assess goodwill each year and other intangible assets each quarter for impairment. This assessment involves reviewing or revising estimated cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Mortgage Servicing Rights. Mortgage servicing rights arise from the sale of loans through securitization and retention of 1-4 single-family and multifamily loans. The market value for servicing is based upon the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of mortgage servicing rights at inception is based upon management’s best estimate of the market value based upon discounted cash flows.

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

     When the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each quarter as if the Company had instead elected to use the accounting method that recognizes compensation expense. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” during 2003. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 2 to the Consolidated Financial Statements using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of pro forma disclosure, additional compensation expense would have been recognized.

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

     Operating Data and Ratios

     Following is a table of selected operating metrics for the quarters ended June 30, 2004 and 2003:

	For the Three Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$/Basis Points	%
	(Dollars in Thousands)
Net Income	$20,268	$15,428	$4,840	31.37%
Diluted Earnings per Share	$0.43	$0.35	$0.08	22.86%
Return on Average Assets	1.39%	1.25%	14 bp	11.20%
Return on Average Equity	18.54%	20.12%	(158) bp	(7.85%)
Efficiency Ratio	41.50%	39.19%	231 bp	5.89%

     The consolidated net income of the Company during the three months ended June 30, 2004, increased by $4.8 million compared with the corresponding period of the preceding year. The increase in net income was primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expense, during the current period as compared to the corresponding period in the prior year.

     The annualized return on average assets (“ROA”) ratio for the three months ended June 30, 2004 improved primarily due to higher net interest income. The annualized return on average equity (“ROE”) for the three months ended June 30, 2004 was 1.58% lower than the ROE for the corresponding period of the prior year, reflecting the Company’s acquisition of First Continental Bank (“FCB “) in July 2003 for 100% stock.

     Following is a table of selected operating metrics for the six-month periods ended June 30, 2004 and 2003:

	For the Six Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$/Basis Points	%
	(Dollars in Thousands)
Net Income	$40,087	$29,356	$10,731	36.55%
Diluted Earnings per Share	$0.84	$0.66	$0.18	27.27%
Return on Average Assets	1.40%	1.21%	19 bp	15.70%
Return on Average Equity	18.56%	19.68%	(112) bp	(5.69%)
Efficiency Ratio	40.97%	42.50%	(153) bp	(3.60%)

     The consolidated net income of the Company during the six months ended June 30, 2004, increased by $10.7 million, or 36.5%, to $40.1 million, compared to $29.4 million for the corresponding period of the preceding year, primarily as a result of the increase in interest-earning assets.

     The ROA for the six months ended June 30, 2004 improved primarily due to higher net income. The ROE decreased for the six months ended June 30, 2004 compared to the corresponding period in the prior year due to the Company’s purchase of FCB.

     Net Interest Income. Following is a table of selected ratios that reflect the dynamics of the interest income for the Company for the three-month periods ending June 30, 2004 and 2003:

	For the Three Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$/Basis Points	%
	(Dollars in Thousands)
Net interest income before provision for loan losses	$49,915	$39,631	$10,284	25.95%
Net interest margin (1)	3.66%	3.42%	24 bp	7.02%
Average yield on loans	5.34%	5.74%	(40) bp	(6.97%)
Average yield on securities	4.60%	4.37%	23 bp	5.26%
Average cost of deposits	1.32%	1.70%	(38) bp	(22.35%)
Average cost of borrowings	3.55%	4.36%	(81) bp	(18.58%)

(1)	Calculated on a tax equivalent basis.

     Net interest income before provision for loan losses increased $10.3 million for the three months ended June 30, 2004 compared to the corresponding quarter in prior year. The increase in net interest income reflects the growth in interest-earning assets, primarily in the Company’s loan portfolio, coupled with a 24 basis point improvement in the net interest margin.

     The average cost of deposits decreased 38 basis points from the three months ended June 30, 2003 to the three months ended June 30, 2004. This savings was partially offset by a 40 basis point decrease in average loan yields from the three-month period ended June 30, 2003 to the comparable period in 2004. The decrease in all areas reflects the decline in the overall market interest rate environment from the prior year. The decrease in loan yields reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, plus the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates.

     Following is a table of selected ratios that reflect the dynamics of the interest income for the Company for the six-month periods ending June 30, 2004 and 2003:

	For the Six Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$/Basis Points	%
	(Dollars in Thousands)
Net interest income before provision for loan losses	$99,455	$78,929	$20,526	26.00%
Net interest margin	3.72%	3.45%	27 bp	7.83%
Average yield on loans	5.42%	5.75%	(33) bp	(5.74%)
Average yield on securities	4.58%	4.60%	(2) bp	(0.43%)
Average cost of deposits	1.31%	1.75%	(44) bp	(25.14%)
Average cost of borrowings	3.56%	4.35%	(79) bp	(18.16%)

     Net interest income before provision for loan losses increased $20.5 million for the six months ended June 30, 2004 compared to the corresponding period in prior year. The increase in net interest income reflects the growth in interest-earning assets, primarily in the Company’s loan portfolio, coupled with a 27 basis point improvement in the net interest margin. The average cost of deposits decreased 44 basis points from the six-month period ended June 30, 2003 to the corresponding period in 2004. This savings was partially offset by a 33 basis point decrease in average loan yields from for the three months ended June 30, 2003 to the comparable period in 2004. The decrease in loan yields and the deposit cost reflects the decline in the overall market interest rate environment from the prior year. The decrease in loan yields reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, as well as the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates.

     The net interest margin, calculated on a tax equivalent basis, was 3.72% for the six months ended June 30, 2004, as compared to 3.45% for the corresponding period of 2003. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in the net interest margin reflects the favorable impact of increasing loans while decreasing the cost of deposits.

     Following is a table reflecting selected average balances of the Company’s assets and liabilities for the six-months ended June 30, 2004 and 2003:

	For the six months ended
	June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in Thousands)
Average interest-earning assets	$5,487,116	$4,677,515	$809,601	17.31%
Average interest-bearing liabilities	4,881,170	4,248,776	632,394	14.88%
Average loans outstanding	3,889,384	3,128,412	760,972	24.32%
Average securities outstanding	1,591,002	1,546,546	44,456	2.87%
Average outstanding deposits	4,636,573	4,034,329	602,244	14.93%
Average outstanding borrowings	459,956	338,123	121,833	36.03%

     The following table presents the composition of the Bank’s average loan portfolio at the dates indicated:

	For the six months ended
	June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in Thousands)
Average commercial loans	$3,537,100	$2,775,813	$761,287	27.43%
Average consumer loans	352,284	352,599	(315)	(0.09%)

Average gross loans	$3,889,384	$3,128,412	$760,972	24.32%

     The following table presents components of the Bank’s average outstanding deposits at the dates indicated:

	For the six months ended
	June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in Thousands)
Average non-interest bearing deposits	$351,358	$259,676	$91,682	35.31%
Average interest bearing deposits	4,285,215	3,774,653	510,562	13.53%

Total average outstanding deposits	$4,636,573	$4,034,329	$602,244	14.93%

     The increase of $809.6 million on average earning assets for the six months ended June 30, 2004 resulted primarily from organic commercial loan growth. Average outstanding loans increased $761.0 million for the six months ended June 30, 2004 from the same period last year as a result of the Bank’s continued focus on commercial lending activities, and the FCB acquisition. Average commercial loan balances increased $761.3 million for the six months ended June 30, 2004. This increase is primarily due to the Bank’s continued emphasis on commercial real estate and commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the six months ended June 30, 2004 and 2003 remained relatively constant at $352.3 million and $352.6 million. New loan commitments of $1.17 billion for the six months ended June 30, 2004 were comprised of $1.02 billion in commercial and $148.1 million in consumer commitments. As of the June 30, 2004 the loan pipeline approximated $1.21 billion, which was comprised of $1.17 billion for commercial loans and $40.1 million for consumer loans.

     Average securities increased $44.5 million for the first six months ended June 30, 2004. This increase was primarily due to purchases that occurred early as well as internal securitizations during the year. Securities prepayments, which accelerated with the lower market interest rate environment, were substantially replaced with new securities purchases. During the first six months of 2004, the Company also sold securities with an aggregate principal balance of $484.6 million. Such securities were sold to protect the Company from both accelerating prepayments and from increases in market interest rates. The Company’s restructuring strategy was to replace securities that have high prepayment and extension risk with shorter-dated securities with less prepayment and extension risk.

     Average outstanding deposits increased $602.2 million for the six months ended June 30, 2004 compared to the corresponding period of 2003. This increase is a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits and the FCB acquisition. Both average interest-bearing and average noninterest bearing deposits increased $510.6 million and $91.7 million, respectively, for the six months ended June 30, 2004 compared to the corresponding period in 2003.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	For the Six Months Ended				For the Six Months Ended
	June 30, 2004				June 30, 2003
	(Dollars in Thousands)
	Average		Interest	Average	Average		Interest	Average
	Balance		Income or Expense	Yield/Cost	Balance		Income or Expense	Yield/Cost
Interest-earning assets:
Loans (1)	$3,889,384		$105,441	5.42%	$3,128,412		$89,979	5.75%
Securities	1,591,002		36,401	4.58	1,546,546		35,545	4.60
Other	6,730		108	3.21	2,557		19	1.49

Total interest-earning assets	5,487,116		141,950	5.17	4,677,515		125,543	5.37
Noninterest-earning assets	229,913		—	—	192,892		—	—

Total assets	$5,717,029		$141,950	4.97%	$4,870,407		$125,543	5.16%

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	$757,995		$3,707	0.98%	$572,520		$3,515	1.23%
Savings accounts	883,849		3,574	0.81	727,268		3,799	1.04
Time deposits	2,643,371		23,122	1.75	2,474,865		27,945	2.26

Total interest bearing deposits	4,285,215		30,403	1.42	3,774,653		35,259	1.87
Borrowings	459,955		8,182	3.56	338,123		7,355	4.35
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000		3,910	5.75	136,000		4,000	5.88

Total interest-bearing liabilities	4,881,170		42,495	1.74%	4,248,776		46,614	2.19%

Noninterest-bearing deposits	351,358				259,676
Other noninterest-bearing liabilities	52,506				63,631
Stockholders’ equity	431,995				298,324

Total liabilities and stockholders’ equity	$5,717,029				$4,870,407

Net interest income/net interest rate spread (2) (3)			$99,455	3.43%			$78,929	3.17%

Net interest-earning assets/net interest margin (3) (4)	$605,946			3.63%	$428,739			3.37%

Ratio of interest-earning assets to interest-bearing Liabilities	1.12	x			1.10	x

(1)	Nonaccrual loans are included in the table for computation purposes, but the foregoing interest on such loans is excluded.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Calculated on a nontax equivalent basis.

(4)	Net interest margin represents net interest income divided by average interest-earning assets.

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

     For the three months ended June 30, 2004, our provision for loan losses was $1.0 million, a decrease of $1.8 million, compared to a provision of $2.8 million for the corresponding period of 2003. For the six months ended June 30, 2004, our provision for loan losses was $3.2 million, a decrease of $642,000, compared to a provision of $3.8 million for the corresponding period of 2003. The provision for loan losses for the six months ended June 30, 2004, resulted from the following factors:

•	Loan Growth and Portfolio Composition:

Our overall loan portfolio grew $257.8 million from December 31, 2003 to June 30, 2004, primarily as a result of the Bank’s continued focus on commercial lending activities. Loan growth remained concentrated in the Bank’s commercial portfolio.

Although loan growth remained concentrated in the commercial loan portfolio, the multifamily segment of the commercial commitments achieved the strongest growth rate. The multifamily loan commitments increased by 37.6% and 36.5% in the three and six months ended June 30, 2004 from the corresponding periods of 2003, respectively. Multifamily loans grew at an annualized rate of 12.1% during the first six months of 2004.

The residential mortgage loan commitments also increased substantially in 2004. Residential commitments increased by 168.3% in the second quarter of 2004, compared with the second quarter of 2003. For the six months ended June 30, 2004, residential commitments increased by 94.8% compared with the corresponding period of 2003. Residential loans grew at an annualized rate of 69.8% during the first six months of 2004.

Commercial real estate commitments decreased by 3.5% in the quarter ended June 30, 2004, compared with the corresponding period of the prior year. For the six months ended June 30, 2004, commercial real estate commitments increased by 15.2%. Commercial real estate loans increased at an annualized rate of 4.5% during the first six months of 2004.

During the second quarter of 2004, outstanding construction commitments increased 15.9% compared to the corresponding period of the prior year. For the first six months of 2004, outstanding construction commitments increased 20.3% compared to the first half of 2003.

•	Asset Quality: Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were less than 2.0% of total loans at June 30, 2004 and December 31, 2003. Nonaccrual loans increased from $5.9 million at December 31, 2003, to $6.8 million at June 30, 2004. The increase reflects one new commercial real-estate loan that was placed on nonaccrual during the second quarter of 2004.

•	Net Charge-offs. Net charge-offs of $1.4 million for the six months ended June 30, 2004, increased as compared to net charge-offs of $401,000 for the corresponding period of 2003. The charge-offs in the six months ended June 30, 2004 and 2003 are related primarily to commercial business lending.

•	Management Judgment: To derive the provision for loan losses during the three and six months ended June 30, 2004, judgment is applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace.

     The asset quality of the residential (one to four family) and multifamily loan portfolios was strong during the three and six-month periods ended June 30, 2004. This strong asset quality resulted in a decrease in the provision for these portfolios. The decrease in the loan loss provision for the three and six months ended June 30, 2004 compared with the corresponding periods of the prior year reflect the net effect of lower provisions necessary for increased multifamily and residential loans, partially offset by an increased provision resulting from the increase in the commercial real estate and commercial business loan commitments.

     In the quarter ended June 30, 2004, the Company reclassified approximately $3.1 million from the allowance for loan losses related to unfunded commitments and off-balance-sheet commitments for letters of credit to other liabilities. The reclassification reduced the allowance from $62.6 million, or 1.55% of loans to $59.5 million, or 1.47% of loans. For comparison purposes, we reclassified $2.8 million of the December 31, 2003 allowance for loan losses balance, resulting in the reduction from $60.9 million or 1.61% of loans, to $58.1 million or 1.53% of loans.

     Noninterest Income

     The following tables present the composition of noninterest income for the periods indicated:

	For the Three Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in thousands)
Commercial banking and other fees	$2,156	$1,661	$495	29.80%
Service charges on deposit accounts	714	635	79	12.44%
Gain on sale of securities	2,631	3,822	(1,191)	(31.16%)
Gain on sale of loans	1,371	—	1,371	100.00%
Equity loss in other equity investments	(1,489)	(38)	(1,451)	(3818.4%)

Total noninterest income	$5,383	$6,080	$(697)	(11.46%)

     Noninterest income for the three months ended June 30, 2004 decreased $697,000 compared to the corresponding period of 2003 primarily as a result of the recognition of our share of equity losses on CRA-related investments and a lower level of securities sales. As disclosed in Note 1 to the financial statements, the company invests in CRA qualified investments. Such investments have increased in order to meet requirements under the Community Reinvestment Act. In the Federal Deposit Insurance Corporation’s most recently released public reports dated May 10, 2004, the Bank received an “outstanding” rating. Approximately 38% of the Company’s historical CRA investment portfolio is in affordable housing projects which are expected to return a net of tax internal rate of return of approximately 7%. The above $1.5 million is our share of the underlying investment equity losses exclusive of tax benefits and credits.

     Commercial banking and other fees increased $495,000 for the three ended June 30, 2004 compared to the corresponding period of 2003. This is a result of increased commercial banking activities, primarily in trade finance business. Gains on sale of Small Business Administration (“SBA”) loans totaled $1.4 million for the three months ended June 30, 2004. There were no SBA loan sales during the corresponding period in 2003. Gains recognized on sale of securities decreased $1.2 million for the three months ended June 30, 2004 to $2.6 million, compared to $3.8 million in the corresponding quarter of 2003. The decrease in the securities gains reflects the June 2004 completion of the securities restructuring program that the Company initiated in the second quarter of 2003.

     The following tables present the composition of noninterest income for the periods indicated:

	For the Six Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in thousands)
Commercial banking fees	$4,025	$3,317	$708	21.34%
Service charges on deposit accounts	1,331	1,141	190	16.65%
Gain on sale of securities	6,493	4,892	1,601	32.73%
Gain on sale of loans	1,881	517	1,364	263.83%
Equity loss in other equity investments	(1,489)	(76)	(1,413)	(1859.21%)

Total noninterest income	$12,241	$9,791	$2,450	25.02%

     Noninterest income for the six months ended June 30, 2004 increased $2.4 million compared to the corresponding period of 2003. This increase primarily resulted from increases in gains from sale of securities and loans. Commercial banking fees increased $708,000 for the six months ended June 30, 2004 compared to the corresponding period of 2003. This is a result of increased commercial banking activities, primarily in trade finance business. Gains recognized on sale of securities increased $1.6 million for the six months ended June 30, 2004. The increase relates to the completion of the securities restructuring program discussed above. Gains on sale of loans increased by $1.4 million for the six months ended June 30, 2004 compared to the corresponding period in 2003 as a result of SBA Loan sales. As discussed above, the Company recognized $1.5 million of equity losses from CRA related investments during the six months ended June 30, 2004.

     Noninterest Expense

     The following tables present the composition of noninterest expense during the periods indicated:

	For the Three Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in Thousands)
Personnel	$11,696	$9,249	$2,447	26.46%
Occupancy	2,179	1,335	844	63.22%
Data Processing	1,400	1,085	315	29.03%
Furniture and equipment	1,385	769	616	80.10%
Professional fees and contracted services	1,601	1,442	159	11.03%
Deposit Insurance	197	161	36	22.36%
Communication	319	232	87	37.50%
Intangible amortization	482	538	(56)	(10.41%)
Miscellaneous expense	3,692	3,101	591	19.06%

Total noninterest expense	$22,951	$17,912	$5,039	28.13%

     Noninterest expense increased $5.0 million for the three months ended June 30, 2004, as compared with the corresponding period of 2003 primarily due to higher personnel and occupancy expenses. Personnel expenses increased $2.4 million for the three months ended June 30, 2004 compared to the corresponding period of 2003, as a result of additional staffing resulting from the FCB acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses are net of rental income of $1.3 million for the three months ended June 30, 2004. Occupancy expenses are net of rental income of $1.6 million for the corresponding period of 2003. The increased occupancy expenses resulted from the FCB acquisition and branch expansion. Included in noninterest expense is core deposit intangible amortization of $482,000 for the three months ended June 30, 2004, compared with $538,000 for the corresponding period of 2003. The core deposit intangible was recorded in connection with the acquisitions of Bank of Canton of California (“BCC”), the New York branch, and FCB. The increase in miscellaneous expenses of $591,000 for the three months ended June 30, 2004 compared with the corresponding period of 2003 was primarily related to the Company’s continued expansion, relocation costs as well as advertising costs.

     The following tables present the composition of noninterest expense during the periods indicated:

	For the Six Months
	Ended June 30,		Increase (Decrease)
	2004	2003	$	%
	(Dollars in Thousands)
Personnel	$24,611	$20,373	$4,238	20.80%
Occupancy	3,724	2,527	1,197	47.37%
Data Processing	2,694	2,206	488	22.12%
Furniture and equipment	2,414	1,536	878	57.16%
Professional fees and contracted services	3,124	3,106	18	0.58%
Deposit Insurance	402	326	76	23.31%
Communication	615	471	144	30.57%
Intangible amortization	715	1,132	(417)	(36.84%)
Miscellaneous expense	7,467	6,033	1,434	23.77%

Total noninterest expense	$45,766	$37,710	$8,056	21.36%

     Noninterest expense increased $8.0 million for the six months ended June 30, 2004, as compared to the corresponding period of 2003 primarily due to the increase in personnel, occupancy and miscellaneous expenses. Personnel expenses increased $4.2 million for the six months ended June 30, 2004 compared to the corresponding period of 2003, as a result of additional staffing resulting from the FCB acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses are net of rental income of $2.8 million for the six months ended June 30, 2004. Occupancy expenses are net of rental income of $3.2 million for the corresponding period of 2003. The increased occupancy expenses resulted from the FCB acquisition and branch expansion. Included in noninterest expense is core deposit intangible amortization of $715,000 for the six months ended June 30, 2004, compared with $1.1 million for the corresponding period of 2003. The core deposit intangible was recorded in connection with the acquisitions of BCC, the New York branch, and FCB. The increase in miscellaneous expenses of $1.4 million for the six months ended June 30, 2004 compared with the corresponding period of 2003 was primarily related to the Company’s continued expansion, relocation costs as well as advertising costs.

     Provision for Income Taxes. The provision for income taxes was $11.1 million and $9.5 million on the income before taxes of $31.3 million and $25.0 million for the three months ended June 30, 2004 and 2003, respectively. The provision for income taxes was $22.7 million and $17.8 million on the income before taxes of $62.7 million and $47.2 million for the six months ended June 30, 2004 and 2003, respectively. The effective tax rate for the quarter ended June 30, 2004, was 35.3%, compared with 38.2% for the three months ended June 30, 2003. The effective tax rate for the six months ended June 30, 2004, was 36.1%, compared with 37.8% for the corresponding period in 2003. These rates are lower than the combined federal and state statutory rate of 42.0% primarily due to federal and state tax credits and incentives, tax-exempt income and an increase in CRA tax credits.

FINANCIAL CONDITION

     The following table outlines the Company’s securities, loans and total assets at the dates indicated:

	At June 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
	(Dollars in thousands)
Total loans	$4,049,426	$3,791,643	$257,783	6.80%
Securities	$1,649,386	$1,505,782	$143,604	9.54%
Total assets	$6,062,112	$5,587,927	$474,185	8.49%

     During the six months ended June 30, 2004, total loans increased by $257.8 million. This growth resulted from an organic increase in commercial loans resulting from the Bank’s continuing focus on originating such loans.

     Loan growth prior to internal securitization (see Internal Loan Securitizations below) of $48.7 million of multifamily loans was $245.0 million, or 25.4% annualized, in the second quarter of 2004. Total commercial loans grew to $3.64 billion at June 30, 2004, up from $3.48 billion at December 31, 2003, as a result of new commercial loan commitments of $1.02 billion during the first half of 2004, partially offset by principal repayments and the internal securitization of multifamily loans. Consumer loans increased to $415.5 million at June 30, 2004, from $317.5 million at December 31, 2003, primarily due to new consumer loan commitments.

     As a result of lower market interest rates, the Company experienced a higher level of new loan commitments; $1.17 billion for the six months ended June 30, 2004, which was composed of $1.02 billion in commercial loan commitments and $148.1 million in consumer commitments.

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

     The securities balance (including the available for sale and held to maturity portfolios) increased by $143.6 million from December 31, 2003 to June 30, 2004. This was primarily the result of purchases of $725.0 million and internal securitizations of $147.1 million, partially offset by sales of $484.6 million and principal repayments and securities calls of $185.1 million during the first half of 2004.

     The Company experienced continued asset and core deposit growth during the first half of 2004. The increase of $474.2 million in total assets from December 31, 2003 to June 30, 2004 was primarily related to increases in the loan and securities portfolio.

     Loan Quality Data and Ratios

     The following table outlines certain information regarding the Company’s allowance for loan losses, past due and nonperforming loans for the periods indicated:

	At June 30,	At December 31,	Increase (Decrease)
	2004	2003	$/Basis Points	%
	(Dollars in thousands)
Allowance for loan losses	$59,469	$58,126	$1,343	2.31%
Allowance for loan losses to total loans	1.47%	1.53%	(6) bp	(3.92%)
Past due loans to total loans	0.82%	0.86%	(4) bp	(4.65%)
Nonperforming loans/assets	$6,779	$5,857	$922	15.74%
Nonperforming assets to total assets	0.11%	0.10%	1 bp	10.00%

     The allowance for loan losses increased $ 1.3 million from December 31, 2003 to June 30, 2004 which reflected the growth in the loan portfolio during the six months ended June 30, 2004 and the increased concentration in commercial loans. The ratio of past due loans to total loans decreased 4 basis points from December 31, 2003 as a result of our continued focus in maintaining high asset quality. The increase of $922,000 in nonperforming assets is primarily attributable to a commercial loan secured by nonresidential real estate.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At June 30, 2004		At December 31, 2003
	Amount	%	Amount	%
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,762,824	43.46%	$1,724,179	45.37%
Secured by real estate-multifamily	1,233,052	30.39	1,162,565	30.59
Construction	259,792	6.40	293,875	7.74
Commercial business	385,608	9.51	302,159	7.95

Total commercial	3,641,276	89.76	3,482,778	91.65

Consumer:
Residential mortgage (one to four family)	370,157	9.12	274,392	7.22
Other	45,378	1.12	43,117	1.13

Total consumer	415,535	10.24	317,509	8.35

Total gross loans	4,056,811	100.00%	3,800,287	100.00%

Net deferred loan origination fees	(7,385)		(8,644)

Loans	4,049,426		3,791,643
Allowance for loan losses	(59,469)		(58,126)

Net loans	$3,989,957		$3,733,517

     The Company continues to emphasize production of commercial real estate and commercial business loans and to place reduced emphasis on the origination volume of residential mortgage (one to four family) loans. The Company originates and funds loans that qualify for guaranty issued by the SBA. The U.S. Government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. government, and the Company bears the credit risk on that portion of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell part of the unguaranteed portion of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was not material as of June 30, 2004, and December 31, 2003.

     Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate and reprice semiannually or annually, have fixed rates for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually.

     The following table reflects the Bank’s loan composition by rate at the dates indicated:

	At June 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
	(Dollars in thousands)
Adjustable-rate loans	$2,754,891	$2,699,690	$55,201	2.04%
Intermediate fixed-rated loans	803,605	563,570	240,035	42.59%
Fixed-rate loans	498,313	537,027	(38,714)	(7.21%)

Total gross loans	$4,056,809	$3,800,287	$256,522	6.75%

     Adjustable-rate loans increased $55.2 million from December 31, 2003 to June 30, 2004 as a result of the change of focus to commercial lending. Adjustable-rate loans represented 67.9% of gross loans at June 30, 2004, compared with 71.0% of gross loans at December 31, 2003. The increase of $240.0 million in intermediate fixed-rate loans from December 31, 2003 to June 30, 2004 is a result of the origination of new intermediate fixed-rate multifamily loans. The decrease of $38.7 million from December 31, 2003 to June 30, 2004 in fixed-rate loans is primarily due to the internal securitization of fixed-rate multifamily loans.

     The following table reflects the Bank’s new loan commitments during the periods indicated:

	For the Six Months Ended
	June 30,
	2004	2003
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$295,950	$256,943
Secured by real estate-multifamily (1)	342,447	250,803
Construction	175,025	145,487
Commercial business	206,706	115,426

Total commercial loans	1,020,128	768,659

Consumer:
Residential mortgage (one to four family) (1)	126,866	65,134
Home equity and other	21,256	15,906

Total consumer loans	148,122	81,040

Total new commitments	$1,168,250	$849,699

(1)	For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Internal Loan Securitizations. The Company manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Company transfers to Fannie Mae (“FNMA”) either multifamily or residential mortgage (one to four family) loans for FNMA securities. Residential mortgage loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

     These internal securitizations do not have a material cash impact to the Company, since selected loans from the Company’s loan portfolio are transferred to FNMA for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loan portfolio. The FNMA securities are generally held as available-for-sale (“AFS”) securities in the Company’s investment and mortgage backed securities portfolio.

     Through these internal securitization transactions, the Company also reduces its credit risk. In these securitizations, the Company fully transfers credit risk on the related loans to FNMA. The Company’s yield on the FNMA securities is lower than the average yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for relieving the Company of the credit risk on these loans. Since the Company retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. The Company continues to service the loans included in these securitizations and is paid servicing fees for such servicing.

     In addition, these securitization transactions improve the Company’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do whole loans.

     During the six months ended June 30, 2004, the Company internally securitized $147.1 million of multifamily loans.

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

     Following is the Bank’s risk elements table:

	At June 30,	At December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$1,733	$—
Secured by real estate-multifamily	—	—
Construction	3,802	5,102
Commercial business	1,244	631

Total commercial	6,779	5,733

Consumer
Residential mortgage (one to four family)	—	124
Other	—	—

Total consumer	—	124

Total nonaccrual loans		5,857

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$6,779	$5,857

Nonperforming assets to total assets	0.11%	0.10%
Nonaccrual loans to total loans	0.17%	0.15%
Nonperforming assets to total loans and OREO	0.17%	0.15%
Loans	$4,049,426	$3,791,643
Gross income not recognized on nonaccrual loans	$511	$363
Accruing loans contractually past due 90 days or more	$2,523	$1,469
Loans classified as troubled debt restructurings but not included above	$9,014	$9,094

     Total nonperforming assets increased $922,000 from December 31, 2003 to June 30, 2004. The increase was attributable to a commercial loan secured by real estate. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. The Bank held no OREO at June 30, 2004, or December 31, 2003.

     The $9.0 million troubled debt restructurings in the table above represents a performing commercial real estate loan. No interest rate concessions were made on this loan. The restructured classification is due to the Bank making interest rate concessions on a separate $1.1 million loan to the same obligor on the same property during the quarter. The $1.1 million loan is included in the nonaccrual construction loans balance in the table above. The obligor may make additional draws under this facility, but such draws would not have a material impact on the Company’s nonperforming assets.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The allowance for loan losses covers the commercial and consumer loan portfolio. The allowance for loan losses is intended to adjust the carrying value of the Company’s loan assets for probable credit losses inherent at the balance sheet date in accordance with GAAP. The methodology for calculating the allowance for loan losses involves significant judgment. See “Critical Accounting Estimates” section under this Item for a thorough discussion regarding the methodology.

     Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the periods indicated:

	At or for the Six Months
	Ended June 30,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$58,126	$46,464
Provision for loan losses	3,183	3,825
Loans charged off	(1,511)	(1,261)
Recoveries	77	860

Balance before reclassification	59,875	49,888
(Increase) decrease in allowance for unfunded commitments recorded as other liabilities	(406)	113

Balance at end of period	59,469	$50,001

Allowance for loan losses to loans	1.47%	1.54%
Annualized net charge-offs to average loans	0.07%	0.03%

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

     The Company’s portfolio investments are governed by an Asset and Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits as well as limits on premiums paid for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

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

     To protect against the accelerating prepayment speed of the securities portfolio due to lower market interest rate environment, the Company implemented a securities portfolio restructuring strategy during the second quarter of 2003. Under this strategy, the Company began selling AFS securities that had the highest exposure to prepayment and extension risk, and purchased shorter-dated securities with reduced prepayment and extension risk. The restructuring strategy was complete as of June 30, 2004.

     The following table represents the Company’s securities portfolio by available for sale and held to maturity at the dates indicated:

	At June 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
	(Dollars in thousands)
Available for sale	$1,320,002	$1,221,070	$98,932	8.10%
Held to maturity	329,384	284,712	44,672	15.69%

Total securities	$1,649,386	$1,505,782	$143,604	9.54%

     The securities portfolio (including available for sale and held to maturity) increased slightly by $143.6 million during the six months ended June 30, 2004. The increase in the portfolio was a result of purchases of $725.0 million and $147.1 million of FNMA securities received in the internal securitization of multifamily loans, partially offset by sales of $484.6 million and principal repayments and securities calls of $185.1 million.

     The AFS portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for any such borrowings.

     During the six months ended June 30, 2004, the Company increased its held-to-maturity portfolio by $44.7 million from December 31, 2003. This increase resulted from purchased securities during the period that were classified as held to maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our liquidity position and the size of our portfolio. The Company plans from time-to-time to continue to purchase securities for its held-to-maturity portfolio.

     The following table presents the Company’s securities portfolio on the dates indicated:

	At June 30, 2004		At December 31, 2003
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
	(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$14,440	$14,097	$13,189	$12,795
Federal Agency Notes	146,734	140,448	222,309	218,753
Foreign Debt Securities	—	—	—	—
Asset-backed Securities	2,371	2,315	16,426	16,285
Municipals	—	—	90	90
Domestic Corporate Bonds	—	—	5,153	5,148
Commercial Paper	—	—	9,991	9,991

Total investment securities available for sale	163,545	156,860	267,158	263,062

Mortgage-backed securities available for sale:
FNMA	500,721	491,998	440,835	440,453
GNMA	132,404	127,983	79,103	78,842
FHLMC	344,659	334,895	275,882	273,940
Other	210,347	208,266	163,687	164,773

Total mortgage-backed securities available for sale	1,188,131	1,163,142	959,507	958,008

Total investment and mortgage-backed securities available for sale	$1,351,676	$1,320,002	$1,226,665	$1,221,070

Investment securities held to maturity:
Municipals	$204,266	$200,752	$184,264	$187,735

Mortgage-backed securities held to maturity:
FNMA	6,462	6,267	—	—
FHLMC	1,595	1,549	—	—
GNMA	116,241	113,365	99,524	98,713
Other	820	820	924	924

Total mortgage-backed securities held to maturity	125,118	122,001	100,448	99,637

Total investment and mortgage-backed securities held to maturity	329,384	322,753	284,712	287,372

Total securities	$1,681,060	$1,642,755	$1,511,377	$1,508,442

     As of June 30, 2004, the carrying value and the market value of the available-for-sale securities was $1.32 billion. The total net unrealized loss on these securities was $31.7 million. Such unrealized losses, net of tax, are $18.4 million and are reflected as a reduction to stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating to a loss of $6.6 million, has not been recognized in the financial statements as of June 30, 2004. The unrealized net losses are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, for the six months ended June 30, 2004, there were no additional “other than temporary impairment” charges recorded since December 31, 2003.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $4.83 billion at June 30, 2004, which represented an increase of $350.3 million from $4.48 billion at December 31, 2003. Core deposit balances increased by $245.1 million, or 12.8% to $2.16 billion at June 30, 2004, compared with $1.91 billion at December 31, 2003. Core deposits include NOW, demand deposit, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At June 30, 2004, 55.4% of our deposits were time deposits; 24.9% were NOW, demand deposit and money market accounts; and 19.7% were savings accounts. By comparison, at December 31, 2003, 57.4% of deposits were time deposits; 22.9% were NOW, demand deposit and money market accounts; and 19.7% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. At June 30, 2004, the 100 depositors with the largest aggregate deposit balances comprised 20% of the Bank’s total deposits. The Bank accepts deposits in excess of $100,000 from customers. Included in time deposits as of June 30, 2004, are $1.73 billion of deposits of $100,000 or greater. Such deposits comprise 35.7% of total deposits. The majority of the time deposits as of June 30, 2004 mature in one year or less. With the exception of state and federal government entities (“Public Fund Sector”) contributing 7.7% of total deposits at June 30, 2004, no other material portion of our deposits were from or were dependent upon any one customer or industry.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated (dollars in thousands):

	At June 30, 2004		At December 31, 2003
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
NOW, checking and money market accounts	$1,203,311	0.72%	$1,026,047	0.65%
Savings accounts	951,904	0.88	884,064	0.77
Time deposits:
Less than $100,000	952,627	1.61	1,042,843	1.73
$100,000 or greater	1,725,965	1.80	1,530,567	1.82

Total time deposits	2,678,592	1.73	2,573,410	1.79

Total deposits	$4,833,807	1.31	$4,483,521	1.33

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement its supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At June 30, 2004, the Bank had $585.9 million of borrowings outstanding, as compared to $505.5 million outstanding at December 31, 2003.

     Included in the $585.9 million of borrowings were $253.0 million of short-term FHLB advances that mature within one year, and $285.2 million in long-term FHLB advances that mature between 2006 and 2008. As of June 30, 2004, $261.0 million of these borrowings are long-term FHLB advances that may be terminated at the option of FHLB of San Francisco. The FHLB, at their option, may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. To date, the FHLB has not exercised its option to terminate any advances to the Company. In the event the FHLB decided to exercise the option, the Company would need to pay these advances back. If such event occurs, the Company could utilize repurchase agreements with other firms to borrow against securities, raise additional deposits, sell securities or other assets, enter into new advances with the FHLB, or any combination of the above to pay off the terminated advances. At June 30, 2004, the Company had $598.3 million of additional FHLB borrowing capability that can be utilized.

     As of June 30, 2004 the Hong Kong branch had short-term borrowings of $47.7 million principally denominated in Hong Kong dollars with local financial institutions for liquidity management purposes.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the periods indicated:

	At or For the Six Months
	Ended June 30,
	2004	2003
Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$174,747	$65,371
Maximum amount outstanding at any month end period	300,695	125,936
Balance outstanding at end of period	300,695	125,936
Weighted average interest rate during the period	1.42%	1.45%
Weighted average interest rate at end of period	1.32%	1.46%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$268,259	$272,752
Maximum amount outstanding at any month end period	285,180	275,835
Balance outstanding at end of period	285,180	271,638
Weighted average interest rate during the period	5.17%	5.04%
Weighted average interest rate at end of period	5.17%	5.12%
Weighted average remaining term to maturity at end of period (in years)	4	5

     Subordinated Debentures of the Company (Trust Preferred Securities or “TPS”). The Company established special purpose trusts in 1998, 2001, and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Subordinated Debentures issued by the Company. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds available thereof. The obligations of the Company under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. These trusts are not consolidated in our financial statements. Please see Note 2 to the Consolidated Financial Statements for further discussion.

     The Company had $136.0 million of TPS outstanding at June 30, 2004 and at December 31, 2003. The proceeds of the 2002 issuances were primarily used to fund the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2004, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2004, was 12.56%, as compared with 12.18% at December 31, 2003. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at June 30, 2004, was 8.20% as compared with 7.86% at December 31, 2003. The increase in these two ratios was primarily due to net income for the six months ended June 30, 2004. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     As discussed in Note 2 to the Consolidated Financial Statements, which this discussion accompanies, the trusts were deconsolidated for reporting purposes pursuant to the FIN 46R interpretation. The Federal Reserve has issued proposed rules allowing the inclusion of capital securities in Tier I capital.

     The Federal Reserve Bank has issued a proposal that would allow a three-year phase-in period during which the amount of capital securities that could be included in Tier I capital would remain unchanged at 25% after deducting goodwill from the capital base. Based on the proposed rules, the Company would be under the allowable limit by $12 million based on the June 30, 2004 capital position of the Company. Based upon management projections of the capital position of the Company at the end of the proposed phase-in period, the Company would not have any exclusion of capital securities.

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

     Liquidity. As a financial institution, we must maintain sufficient levels of liquid assets at all times to meet our cash flow needs. These liquid assets ensure that we have the cash available to pay out deposit withdrawals, meet the credit needs of our customers and are able to take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits that we have with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, and payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.

     At June 30, 2004, we had $2.37 billion of certificates of deposit scheduled to mature within one year. We believe that our liquidity resources will provide us with sufficient amounts of cash necessary to meet these commitments.

     Our liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. We review our liquidity position regularly in light of our expected growth in loans and deposits. We believe that we maintain adequate sources of liquidity to meet our needs.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 1999. During the six months ended June 30, 2004, the Company paid aggregate dividends of $3.2 million. The payment of such dividends did not have a significant impact on the liquidity of the Company. As a result of dividends declared, the total capital of the Company was reduced by $3.6 million during the six months ended June 30, 2004. The dividends declared during the quarter ended June 30, 2004 had the effect of reducing the Tier I leverage capital and risk-based capital ratios by less than five basis points each.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2003, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. During the second quarter of 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 29, 2004, the Company held its annual meeting of stockholders for the purpose of the election of directors of the Company; the approval of the amendment to the Company’s Amended and Restated Certificate; and for the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending December 31, 2003.

	Number	Number
	of Votes	of Votes
	For	Withheld
1. Election of Directors of the Company
Anthony Y. Chan	41,075,730	356,041
Joseph J. Jou	41,078,790	352,981
Dr. Godwin Wong	40,608,070	823,701
Thomas S. Wu	39,772,369	1,659,402

     Messrs. Chan, Wong and T. Wu were elected for terms which expire in 2007. Messr. Jou was elected for a term which expires in 2006. The continuing directors on the Board consist of Messrs. Jonathan H. Downing, Ronald S. McMeekin, and Joseph S. Wu, and Ms. Li-Lin Ko.

	Number of	Number	Number of
	Votes	of Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes
2. Approval of amendment to the Company’s Amended and Restated Certificate of Incorporation	36,853,825	566,857	64,608	3,972,458

	Number of	Number	Number of
	Votes	of Votes	Votes	Broker
	For	Against	Abstaining	Non-Votes
3. Ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors	38,837,791	2,596,980	22,977	—

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc.*

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures****

4.2	Form of Certificate of Series B Junior Subordinated Debenture****

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.****

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.****

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities****

4.7	Rights Agreement dated as of January 28, 2003*****

10.1	Employment Agreement between United Commercial Bank and Thomas S. Wu*

10.2	Employment Agreement between UCBH Holdings, Inc. and Thomas S. Wu*

10.3	Form of Termination and Change in Control Agreement between United Commercial Bank and certain executive officers*

10.4	Form of Termination and Change in Control Agreement between UCBH Holdings, Inc. and certain executive officers*

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

21.0	Subsidiaries of UCBH Holdings, Inc.***

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

(b)	Reports on Form 8-K

     On April 16, 2004, the Company furnished a current report on Form 8-K, under Item 12 “Results of Operations and Financial Operations,” for the Company’s press release announcing first quarter 2004 financial results.

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

UCBH HOLDINGS, INC.

Date: August 9, 2004	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: August 9, 2004	/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.