Form 10-Q
period 2004-09-30
UCBH HOLDINGS INC
filed 2004-11-09
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                         to

Commission file number	0-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California 94111

(Address of principal executive offices) (Zip Code)

(415) 315-2800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days                              Yes ☒   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)                                                          Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 5, 2004, the Registrant had 45,500,694 shares of common stock outstanding.

UCBH HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UCBH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in Thousands)

	At September 30,	At December 31,
	2004	2003
ASSETS
Cash and due from banks	$84,397	$76,786
Federal funds sold	45,000	—
Investment and mortgage-backed securities available for sale, at fair value	1,217,391	1,221,070
Investment and mortgage-backed securities, at cost (fair value $328,411 at September 30, 2004 and $287,372 at December 31, 2003)	323,398	284,712
Federal Home Loan Bank stock and other equity securities	43,773	41,316
Loans	4,225,293	3,791,643
Allowance for loan losses	(59,347)	(58,126)

Net loans	4,165,946	3,733,517

Accrued interest receivable	24,517	21,756
Premises and equipment, net	88,183	84,145
Goodwill	85,092	87,437
Intangibles, net	17,070	15,117
Other assets	25,550	22,071

Total assets	$6,120,317	$5,587,927

LIABILITIES
Noninterest-bearing deposits	$397,737	$324,615
Interest-bearing deposits	4,622,488	4,158,906

Total deposits	5,020,225	4,483,521

Borrowings	409,093	505,542
Subordinated debentures	136,000	136,000
Accrued interest payable	7,401	8,346
Other liabilities	72,095	40,052

Total liabilities	5,644,814	5,173,461

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.01 par value, authorized 180,000,000 shares at September 30, 2004 and at December 31, 2003; shares issued and outstanding 45,355,389 at September 30, 2004 and 45,038,378 at December 31, 2003	454	450
Additional paid-in capital	214,955	208,990
Accumulated other comprehensive loss	(4,604)	(3,245)
Retained earnings - substantially restricted	264,698	208,271

Total stockholders’ equity	475,503	414,466

Total liabilities and stockholders’ equity	$6,120,317	$5,587,927

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except for Per Share Data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest income:
Loans	$57,156	$49,854	$162,597	$139,833
Federal funds sold and due from banks	79	53	223	90
Investment and mortgage-backed securities	19,316	16,392	55,680	51,919

Total interest income	76,551	66,299	218,500	191,842

Interest expense:
Deposits	17,162	17,677	47,565	52,936
Short-term borrowings	540	112	1,785	587
Long-term borrowings	3,976	3,479	10,913	10,359
Subordinated debentures	2,075	1,959	5,985	5,958

Total interest expense	23,753	23,227	66,248	69,840

Net interest income	52,798	43,072	152,252	122,002
Provision for loan losses	1,644	2,820	4,827	6,644

Net interest income after provision for loan losses	51,154	40,252	147,425	115,358

Noninterest income:
Commercial banking and other fees	2,700	1,775	6,726	5,168
Service charges on deposits	632	515	1,963	1,657
Gain on sale of securities, net	2,566	3,050	9,059	7,866
Gain on sale of multifamily loans	2,951	—	2,951	—
Gain on sale of SBA loans, net	1,115	1,229	2,997	1,746
Equity loss in other equity investments	(158)	(38)	(1,647)	(114)

Total noninterest income	9,806	6,531	22,049	16,323

Noninterest expense:
Personnel	13,533	10,133	38,144	30,506
Occupancy	2,326	1,747	6,050	4,273
Data processing	1,656	1,453	4,351	3,659
Furniture and equipment	1,647	1,012	4,062	2,548
Professional fees and contracted services	1,856	1,198	4,980	4,305
Deposit insurance	187	185	589	511
Communication	320	285	934	757
Core deposit intangible amortization	285	185	1,000	1,318
Miscellaneous expense	4,170	3,585	11,637	9,618

Total noninterest expense	25,980	19,783	71,747	57,495

Income before taxes	34,980	27,000	97,727	74,186
Income tax expense	13,207	10,232	35,867	28,062

Net income	$21,773	$16,768	$61,860	$46,124

Basic earnings per share	$0.48	$0.37	$1.37	$1.07

Diluted earnings per share	$0.46	$0.36	$1.30	$1.02

Dividends declared per share	$0.04	$0.03	$0.12	$0.09

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

	For the Nine Months Ended
	September 30,
	2004	2003
Operating activities:
Net income	$61,860	$46,124
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,827	6,644
Amortization of purchase price adjustments	5,623	(3,003)
Amortization of core deposit intangibles	1,000	1,587
Depreciation and amortization	4,448	4,116
(Increase) decrease in accrued interest receivable	(3,179)	1,137
(Increase) decrease in other assets	(2,289)	10,976
Decrease in accrued interest payable	(945)	(1,192)
Increase (decrease) in other liabilities	34,158	(19,037)
Gain on sale of loans and securities, net	(13,252)	(9,612)
Other, net	(1,827)	9,353

Net cash provided by operating activities	90,424	47,093

Investing activities:
Acquisition, net cash acquired	—	48,244
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	222,873	499,035
Purchases	(750,020)	(802,502)
Sales	615,868	663,985
Called	68,136	98,932
Investments and mortgage-backed securities, held-to-maturity:
Principal payments and maturities	20,328	18,319
Purchases	(59,238)	(185,470)
Loans originated and purchased, net of principal collections	(787,958)	(649,740)
Proceeds from the sale of loans	211,054	108,880
Purchases of premises and other equipment	(8,979)	(5,996)
Other investing activities, net	(2,941)	—

Net cash used in investment activities	(470,877)	(206,313)

Financing activities:
Net increase in NOW, checking, money market and savings accounts	368,777	271,257
Net increase (decrease) in time deposits	167,962	(69,562)
Net decrease in short-term borrowings	(166,106)	(33,375)
Proceeds from long-term borrowings	64,000	—
Proceeds from stock option exercises	3,396	5,232
Payment of cash dividend on common stock	(4,965)	(3,381)

Net cash provided by financing activities	433,064	170,171

Net increase in cash and cash equivalents	52,611	10,951
Cash and cash equivalents at beginning of period	76,786	58,954

Cash and cash equivalents at end of period	$129,397	$69,905

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80,205	$71,032
Cash paid during the period for income taxes	21,911	32,480
Supplemental schedule of non-cash investing and financing activities:
Loans securitized	$147,134	$194,178

The accompanying notes are an integral part of these financial statements.

UCBH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

     Organization

     UCBH Holdings, Inc. (the “Company” or “UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank” or “UCB”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products domestically through its retail branches and other banking offices in California and New York, and internationally through its full-service branch in Hong Kong, which was opened during the second half of 2003 under a license granted by the Hong Kong Monetary Authority. During the first quarter of 2004, the Company’s wholly owned subsidiary UCB Investment Services, Inc. (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

     Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments which the Company considers necessary for a fair statement of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements include the accounts of the Company and most of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The wholly owned subsidiaries not included in the consolidated results are certain special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures. These trusts are excluded pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), issued by the FASB in December of 2003, as the Company is not deemed to be the primary beneficiary. The Company also invests in affordable housing and small business corporations, limited liability companies, and limited partnerships as a result of Community Reinvestment Act (“CRA”) requirements. Such investments are generally accounted for under the equity or cost method pursuant to Accounting Principles Board Opinion Number 18, “The Equity Method of Accounting for Investments in Common Stock.” None of these investments meet the requirements of FIN 46R, and therefore, are not consolidated.

     Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2. Recent Accounting Pronouncements

     Accounting for Stock-Based Compensation

     In December 2002, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which provides guidance on alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provision of that statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in Thousands, Except Earnings Per Share)

Net income as reported	$21,773	$16,768	$61,860	$46,124
Deduct - Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(1,952)	(1,154)	(4,704)	(3,245)

Pro forma net income	$19,821	$15,614	$57,156	$42,879

Basic earnings per share:
As reported	$0.48	$0.37	$1.37	$1.07
Pro forma	$0.44	$0.35	$1.26	$0.99
Diluted earnings per share:
As reported	$0.46	$0.36	$1.30	$1.02
Pro forma	$0.42	$0.33	$1.20	$0.95

     If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table.

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted during the three and nine months ended September 30, 2004, and 2003:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Dividend yield	0.45%	0.50%	0.43%	0.57%
Volatility	17.00%	22.25%	22.36%	21.01%
Risk-free interest rate	4.47%	3.40%	4.29%	3.16%
Expected lives (years) 7.8	7.7	7.5	7.5	7.5

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

     In 1998, 2001 and 2002, the Company created certain special purpose trusts for the purpose of issuing capital securities. Through the third quarter of 2003, these trusts were consolidated into the financial results of the Company. As discussed in Note 1, under FIN 46R, the trusts are no longer consolidated as the trusts are deemed VIEs and the Company is not the primary beneficiary. Consequently, the trusts have been deconsolidated from the financial results of the Company effective December 31, 2003 with consistent presentation for periods presented.

     The impact of this deconsolidation on the Company’s financial condition and operating results was immaterial, resulting primarily in classification changes on the Balance Sheet. A potential outcome arising as a result of FIN 46R is that the Federal Reserve Bank may no longer allow the capital securities issued by the trusts to be included in Tier I capital of the Company. The Federal Reserve has issued proposed rules that these securities will be grandfathered and will continue to be included in the Company’s Tier I capital, subject to certain limited phase-out limitations to be imposed over time. If regulatory requirements required exclusion of these securities from Tier I capital, the Company would remain well capitalized at September 30, 2004. The Bank’s Tier I capital and total risk-based capital would be unaffected as the trusts and their securities have been issued at the holding company level.

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

     Accounting for Certain Loans or Debt Securities Acquired in a Transfer

     In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), which addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. This SOP does not apply to loans originated by the Bank. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The Company does not anticipate the adoption of SOP 03-3 to have a material impact on the financial condition or operating results of the Company.

     Other-Than-Temporary Impairment and Its Application to Certain Investments

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-1 clarifies the investment impairment methodology for debt and equity securities within the scope of SFAS No. 115, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations” and for equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under Opinion 18 and related interpretations (hereinafter referred to as “cost method investments”).

     Certain disclosure requirements regarding investments accounted for under SFAS No. 115 and SFAS No. 124 are effective for annual financial statements for fiscal years ending after December 31, 2003. These currently effective disclosure requirements have been adopted by the Company and did not have a material impact on the financial condition or operating results of the Company. Additional disclosure requirements regarding cost method investments are effective for annual periods ending after June 15, 2004. The Company does not anticipate the adoption of these disclosure requirements to have a material impact on the financial condition or operating results of the Company.

     In September 2004, the FASB issued a final FASB Staff Position (FSP), FSP EITF 03-1-1, delaying the effective date of the measurement and recognition guidance indefinitely. Excluding the deferred guidance, the adoption of EITF No. 03-1 did not have a material impact on the financial condition or operating results of the Company.

3. Cash and Due From Banks

     The following table summarizes the interest-bearing and noninterest-bearing components of Cash and Due From Banks on the dates indicated (dollars in thousands):

	At September 30,	At December 31,
	2004	2003
Interest-bearing	$26,686	$13,899
Noninterest-bearing	57,711	62,887

Total Cash and Due From Banks	$84,397	$76,786

     The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At both September 30, 2004 and December 31, 2003, the reserve requirement was $6.8 million.

4. Business Combinations, Goodwill and Intangibles Assets

     In July 2003, the Company completed the acquisition of privately held First Continental Bank (“FCB”), a full-service commercial bank headquartered in Rosemead, California. Pro forma consolidated results of operations follow for the three and nine months ended September 30, 2003 as though FCB had been acquired as of January 1, 2003 (dollars in thousands, except earnings per share):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2003	September 30, 2003
Net interest income	$43,403	$127,831
Net income	$16,800	$47,269
Basic earnings per share	$0.37	$1.10
Diluted earnings per share	$0.36	$1.05

     In accordance with SFAS No. 141 and No. 142, goodwill resulting from the Company’s acquisitions will not be amortized to expense over a fixed period of time but will be tested for impairment at least annually. During the second quarter of 2004, the Company finalized its purchase accounting with respect to the acquisition and as a result, there was a $2.3 million reduction in goodwill. As of September 30, 2004 and December 31, 2003, the balance of goodwill totaled $85.1 million and $87.4 million, respectively. This quarter, the annual review of goodwill for impairment was performed and no adjustment was necessary. The Company will continue to monitor goodwill for impairment in the future.

     Other than goodwill, the Company has no intangible assets with indefinite lives. Intangible assets with finite lives, consisting primarily of core deposit intangibles and loan servicing assets, are amortized over their estimated period of remaining benefit; such amortization expense was $498,000 and $307,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense of $1.8 million and $1.6 million was recorded for the nine months ended September 30, 2004 and 2003, respectively. Core deposit intangible amortization expense was $285,000 and $185,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $1.3 million for the nine months ended September 30, 2004 and 2003, respectively. Amortization expense on loan servicing assets was netted against loan servicing fee income and reported as part of commercial banking and other fees; such amortization expense was $213,000 and $122,000 for the three months ended September 30, 2004 and 2003, respectively. Amortization expense on loan servicing assets was $830,000 and $269,000 for the nine months ended September 30, 2004 and 2003, respectively. Intangible assets are analyzed for impairment quarterly and adjusted accordingly. During the nine months ended September 30, 2004, intangible assets were reviewed for impairment and $80,000 of capitalized loan servicing assets was deemed impaired during the second quarter, and the asset was written down accordingly.

     The net carrying amount of intangible assets and the associated accumulated amortization are as follows:

	As of September 30, 2004		As of December 31, 2003
	Net Carrying	Accumulated	Net Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(Dollars in Thousands)
Core deposit intangibles	$10,111	$(2,989)	$11,111	$(1,989)
Loan servicing assets	6,959	(1,131)	4,006	(469)

Total intangible assets	$17,070	$(4,120)	$15,117	$(2,458)

     The amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007, 2008 and 2009 is estimated to be $2.5 million, $2.2 million, $1.8 million, $1.5 million, $1.3 million and $1.2 million, respectively.

5. Loans and Allowance for Loan Losses

     The following table shows the composition of the Bank’s loan portfolio by amount of gross loans in each major loan category at the dates indicated:

	At September 30,	At December 31,
	2004	2003
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,810,693	$1,724,179
Secured by real estate-multifamily	1,287,600	1,162,565
Construction	267,954	293,875
Commercial business	407,853	302,159

Total commercial	3,774,100	3,482,778

Consumer:
Residential mortgage (one to four family)	412,859	274,392
Other	45,669	43,117

Total consumer	458,528	317,509

Total gross loans	4,232,628	3,800,287
Net deferred loan origination fees	(7,335)	(8,644)

Loans	4,225,293	3,791,643
Allowance for loan losses	(59,347)	(58,126)

Net loans	$4,165,946	$3,733,517

     The following table sets forth information concerning the Bank’s allowance for loan losses for the periods indicated:

	At or for the Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Balance at beginning of period	$58,126	$46,464
Acquired allowance for loan losses	—	4,028
Provision for loan losses	4,827	6,644
Loans charged off	(2,876)	(2,661)
Recoveries	113	1,235

Balance before reclassification	60,190	55,710
Reclassification allowance for unfunded commitments recorded to other liabilities	(843)	(426)

Balance at end of period	$59,347	$55,284

Allowance for loan losses to loans	1.40%	1.53%
Annualized net charge-offs to average loans	0.09%	0.06%

     At September 30, 2004, the Company classified $6.4 million of loans as impaired, compared with $5.0 million at December 31, 2003. Of the balance of total impaired loans, $6.0 million and $5.0 million had a related allowance for loan losses of $2.0 million and $2.1 million at September 30, 2004 and December 31, 2003, respectively. All impaired loans, as of September 30, 2004 and December 31, 2003, were included in non-accrual loans. Our average recorded investment in impaired loans for the three and nine months ended September 30, 2004 was $7.9 million and $7.6 million, respectively, and there was no related interest income recognized on these loans during the time within the period that they were impaired.

6. Earnings per Share

     The following are the basic and diluted earnings per share for the periods then ended:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$21,773	45,293,592	$0.48	$16,768	44,896,592	$0.37
Diluted:
Dilutive potential common shares.	—	2,289,511		—	2,171,994

Net income and assumed conversion	$21,773	47,583,103	$0.46	$16,768	47,068,586	$0.36

	Nine months ended September 30, 2004			Nine months Ended September 30, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
		(Dollars in Thousands, Except Per Share Amounts)
Basic:
Net income	$61,860	45,189,969	$1.37	$46,124	43,104,602	$1.07
Diluted:
Dilutive potential common shares.	—	2,324,300		—	2,079,712

Net income and assumed conversion	$61,860	47,514,269	$1.30	$46,124	45,184,314	$1.02

7. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes presentation and disclosure requirements for comprehensive income. For the Company, comprehensive income consists of net income and the change in unrealized gains and losses on available for sale securities. For the three months ended September 30, 2004, total comprehensive income was $35.5 million, an increase of $26.6 million compared to the three months ended September 30, 2003. Net income for the three months ended September 30, 2004, was $21.8 million, and net unrealized gains on available for sale securities increased by $13.8 million. For the corresponding period of 2003, net income was $16.8 million, and net unrealized gains on available for sale securities decreased by $7.8 million.

     For the nine months ended September 30, 2004 and 2003, total comprehensive income was $60.5 million and $36.7 million, respectively. Net income for the nine months ended September 30, 2004, was $61.9 million, and net unrealized losses on available for sale securities increased by $1.4 million. For the corresponding period of 2003, net income was $46.1 million and net unrealized losses on available for sale securities increased by $9.4 million.

8. Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

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

     The following table sets forth the contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	At September 30,	At December 31,
	2004	2003
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$72,192	$59,751
Commercial (excluding construction)	392,151	279,433
Construction	251,722	207,601
Letters of credit	45,566	39,484
Foreign exchange contracts receivable	131,568	17,121
Foreign exchange contracts payable	131,574	17,122

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon specific assumptions that may or may not prove correct. Forward-looking statements are also subject to known and unknown risks, uncertainties and other factors relating to the Company’s and the Bank’s operations and business environment, all of which are difficult to predict, and many of which are beyond the control of the Company and the Bank. The factors include, among others:

•	economic and business conditions in the areas and markets in which the Company and the Bank operate, particularly those affecting commercial loans secured by real estate in California;

•	deterioration or improvement in the ability of the Bank’s borrowers to pay their debts to the Bank;

•	market fluctuations such as those affecting interest and foreign exchange rates and the value of securities in which the Bank invests;

•	competition from other financial institutions, whether banks, investment banks, insurance companies or others;

•	the ability of the Bank to enter new markets and lines of business, and open new branches successfully;

•	changes in business strategies;

•	changes in tax law and governmental regulation of financial institutions;

•	demographic changes; and

•	other risks and uncertainties, including those discussed in the documents the Company files with the Securities and Exchange Commission (“SEC”).

     The foregoing may cause the actual results and performance of the Company and the Bank to be materially different from the results and performance indicated or suggested by the forward-looking statements.

     Further description of the risks and uncertainties are included in detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and nine months ended September 30, 2004 and 2003, and financial condition at September 30, 2004 and at December 31, 2003. The following discussion should be read in conjunction with the information set forth in the Company’s Consolidated Financial Statements and notes thereto and other financial data included in this report.

SUMMARY RESULTS

     UCBH Holdings, Inc. (“we”, “our”, and “Company”), operating through its principal subsidiary, United Commercial Bank (“Bank”), earned $21.8 million for the third quarter of 2004, compared to $16.8 million in the third quarter of 2003, an increase of $5.0 million, or 29.9%. Fully diluted earnings per share for the third quarter of 2004 were $0.46 compared to $0.36 in the third quarter of 2003. For the nine months ended September 30, 2004, we earned $61.9 million, an increase of $15.7 million or 34.1% compared to the same period in 2003. Fully diluted earnings per share for the nine months ended September 30, 2004 and 2003 were $1.30 and $1.02, respectively. As a result of our third quarter performance, we are increasing our earnings guidance to a range of $1.73 to $1.77 for the full year 2004.

     Our revenues for the three months ended September 30, 2004 consist of approximately 84% net interest income, which represents the difference between interest income and interest expense, and 16% noninterest income. Our revenues for the nine months ended September 30, 2004 consist of approximately 87% net interest income and 13% noninterest income. We generate interest income primarily on the loans and securities that we hold in our portfolios. Interest expense results from the interest that we pay customers on their deposits and debt holders on our borrowings. Noninterest income results primarily from commercial banking fees, charges on deposit accounts and gains on sales of multifamily loans, U.S. Small Business Administration (“SBA”) loans and securities.

     As a result of the increased earnings of the organization, our return on average assets (“ROA”) increased to 1.43% and 1.41% for the three months and nine month periods ended September 30, 2004, compared with 1.25% and 1.22%, respectively, for corresponding periods of 2003. Our return on average equity (“ROE”) was 18.97% and 18.65% for the same periods in 2004, compared to 17.96% and 19.02%, respectively, for the corresponding periods in 2003. The decrease in the ROE for the nine months ended September 30, 2004, compared with the same period in 2003 reflected the net effect of the ROE reduction created by the acquisition of First Continental Bank (“FCB”) for 100% stock in 2003, partially offset by our increased earnings in 2004 compared with 2003. We anticipate that our earnings will continue to increase for the rest of the year, which will improve our ROA and ROE as well.

     Our Efficiency Ratio, which represents the ratio of total noninterest expense to the sum of net interest income and noninterest income, increased to 41.50% for the third quarter of 2004, compared to 39.88% for the corresponding period of the prior year. The Efficiency Ratio for the nine months ended September 30, 2004 and 2003 was 41.16% and 41.57%, respectively. The increase in this ratio for the three months ended September 30, 2004 compared with the same period in 2003 was primarily due to higher personnel, professional fees and contracted services, furniture and equipment, and occupancy expenses. The slight improvement in this ratio for the nine months ended September 30, 2004 compared with the same period in 2003 reflected the increase in revenues.

     Compared to the prior periods, our interest income increased by $10.3 million and $26.7 million, or 15.5% and 13.9% for the three and nine months ended September 30, 2004, respectively, primarily as a result of increases in our average interest-earning assets. The average interest-earning assets increased primarily as a result of our loan production. The increase in the nine months ended September 30, 2004 compared to the corresponding period of 2003 also reflected our acquisition of FCB in July 2003. Our average loans outstanding were $4.16 billion and $3.98 billion in the three and nine months ended September 30, 2004, compared with $3.53 billion and $3.26 billion for the same period in 2003.

     As a financial institution, we are sensitive to fluctuations in market interest rates. As a result of the decreases in market interest rates during the first nine months of 2004, the yields on our loans and deposits have been decreasing. Since the rate of the decrease on loan yields was not as fast as the rate of the decrease on the cost of our deposits, our net interest margin, calculated on a tax equivalent basis, improved from 3.44% to 3.70% for the first nine months of 2004 when compared with the first nine months of 2003.

     The asset quality of the residential (one to four family) and multifamily loan portfolios was good given low charge-offs and delinquency rates during the three and nine months ended September 30, 2004. This good asset quality resulted in a decrease in the loan loss provision for these portfolios in the three and nine months ended September 30, 2004 compared with the corresponding periods of the prior year. The effect of lower provisions necessary for increased multifamily and residential loans was partially offset by an increased provision resulting from the increase in the commercial real estate and commercial business loan portfolios and increases in criticized loans.

     Our noninterest income increased in the third quarter of 2004 to $9.8 million from $6.5 million in the third quarter of 2003. The increase primarily reflects the gains on sales of multifamily loans and the higher commercial banking fees, partially offset by a decrease in net gains on sales of securities. Noninterest income for the nine months ended September 30, 2004 and 2003 totaled $22.0 million and $16.3 million, respectively.

     Our noninterest expenses increased to $26.0 million and $71.7 million in the three and nine months ended September 30, 2004, from $19.8 million and $57.5 million for the corresponding periods of 2003. The increase for the three months ended September 30, 2004 compared with the three months ended September 30, 2003 was primarily due to higher personnel, professional fees and contracted services, furniture and equipment, and occupancy expenses. The increase for the nine months ended September 30, 2004 compared with the nine months ended September 30, 2003 also reflected our acquisition of FCB in July 2003.

TREND ANALYSIS

     Although we have operated in California since 1974, we operated as a thrift until 1998. In 1998, we changed our charter to that of a commercial bank and began operating as a commercial bank. Presented below are charts reflecting our growth trends since becoming a commercial bank.

     Following are graphs reflecting our total balance sheet, loan and deposit growth since 1998 as of the end of the specified periods:

Total Assets
($Millions)

Gross Loans
($Millions)

Total Deposits
($Millions)

Core Deposits
($Millions)

     We have grown our balance sheet at a compounded rate of 20.0% since 1998. In 2002, we acquired the Bank of Canton of California (“BCC”), with assets of $1.45 billion, which accounts for the substantial increase in the assets that year. Similarly, in 2003, we acquired First Continental Bank with assets of $356.7 million. Without these acquisitions, we would have grown our balance sheet at a compounded annualized rate of 12.2% since 1998. In the future, our goal is to grow our balance sheet organically in a range of 14% to 17% per annum.

     Our loan portfolio has grown at a compounded rate of 19.8% since 1998. Without the acquisitions of BCC and FCB, the growth rate would have been 15.8%, compounded annually. Our ongoing goal is to increase our loan portfolio by a range of 15% to 20% annually.

     Our deposits have grown at a compounded rate of 21.6% since 1998. Without the acquisitions of BCC and FCB, the growth rate would have been 13.9%, compounded annually. Our core deposits have grown at a rate of 35.5% since becoming a commercial bank. Without the acquisitions of BCC and FCB, the growth rate would have been 30.8%, compounded annually.

     Through making further incursions in our Asian customer-oriented niche market and by expanding into new market areas, management believes that it will meet the stated growth objectives for 2004.

     Following is a table reflecting our asset quality since becoming a commercial bank as of the end of the specified periods:

							September 30,
	1998	1999	2000	2001	2002	2003	2004
Charge-offs as a % of average loans	0.05%	0.07%	0.02%	0.00%	0.23%	0.06%	0.13%
Loan delinquency ratio (30 days +)	0.78%	1.12%	0.75%	0.64%	0.88%	0.86%	0.72%
Ratio of nonperforming loans to total loans	0.41%	0.27%	0.13%	0.04%	0.15%	0.15%	0.15%
Ratio of nonperforming assets to total assets	0.32%	0.23%	0.11%	0.03%	0.10%	0.10%	0.10%

     We have maintained a good credit quality by adhering to our credit underwriting criteria. Our goal is to maintain nonperforming assets to 25 basis points or less of ending assets. We have achieved this operating performance metric for twenty-two consecutive quarters.

     The chart below presents selected operating metrics of the Company since becoming a commercial bank:

							For the
	For the year ended						nine months
							ended
							September 30,
	1998	1999	2000	2001	2002	2003	2004
Return on Average Assets	0.60%	0.87%	1.02%	1.12%	1.14%	1.26%	1.41%
Return on Average Equity	12.52%	18.00%	20.12%	19.58%	18.42%	18.84%	18.65%
Efficiency Ratio (1)	60.32%	49.74%	45.70%	46.79%	46.94%	41.83%	41.16%
Net Interest Margin (2)	2.98%	3.34%	3.62%	3.73%	3.79%	3.49%	3.70%

(1)	Efficiency ratio represents total noninterest expense divided by the sum of net interest income and total noninterest income.

(2)	Net interest margin represents net interest income divided by average interest-earning assets and calculated on a tax equivalent basis.

     Our net interest margin improvement results from continuing balance sheet restructuring, as we reduce the concentration in lower yielding loans and increase core deposits. ROA has increased accordingly. When we acquired BCC, we blended our 4.02% margin with their 2.23% margin. BCC had a heavy concentration of low yielding securities and high costing certificates of deposit, which caused compression in the margin. Through restructuring the BCC assets and deposits, we have improved our margin.

     Capital

     We have increased our capital since 1998 through the retention of earnings and the issuance of new stock in conjunction with acquisitions. The charts below present our capital level and Tier I and Total risk-based capital ratios since 1998. As of September 30, 2004, the Bank met the “well capitalized” requirements under these guidelines.

Stockholders’ Equity
($Thousands)

Tier I Leverage Ratio
(Bank Level)

Total Risk-Based Ratio
(Bank Level)

     We have declared dividends since 1999 and plan to continue dividend payments for the next year. The chart below presents our dividend payments on a per share basis and in total since 1998. The dividends for 2004 have been annualized to be comparable with prior periods.

Dividends Declared Per Share

CORPORATE DEVELOPMENTS

     The Bank continues to expand its branch presence in key target markets during 2004. In August 2004, the Bank opened a new branch in Westminster, California, the Bank’s eighteenth branch in the Southern California region. In June 2004, the Bank opened two new branches, one in Foster City, California and one in Torrance, California. Recently, the Bank signed leases for two additional branches in the New York metropolitan area.

     During the first quarter of 2004, the Company’s wholly owned subsidiary UCB Investment Services, Inc. (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). UCBIS acts as an introducing broker in the sales of mutual funds, listed and over-the-counter equity securities, and corporate, municipal, and U.S. Government debt. UCBIS also sells fixed and variable annuities and covered options for its customers. UCBIS is registered with the Municipal Securities Rulemaking Board (“MSRB”). UCBIS does not have custody or possession of customer funds or securities. Customer accounts are carried on a fully-disclosed basis at UCBIS’ clearing firm National Financial Services, LLC.

CRITICAL ACCOUNTING ESTIMATES

     A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

     The Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts of reported assets and liabilities as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period unless actual results indicate a change in estimate is required.

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

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of probable losses based on exposure to that marketplace. Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate at the balance sheet date. In the second quarter of 2004, we reclassified approximately $3.1 million of the allowance for loan losses to other liabilities. This reclassification represents allocated loss allowances for unfunded loan commitments and off-balance-sheet commitments for letters of credit. Such reclassification is also reflected in the financial statements as of September 30, 2004 and the Company will continue to report the allowance for unfunded loan and off-balance-sheet commitments in other liabilities. As of September 30, 2004, the allocated loss allowance for unfunded loan commitments and off-balance-sheet commitments increased to $3.6 million. For comparison purposes, $2.8 million of the allowance for loan losses associated with unfunded loan commitments and off-balance-sheet commitments as of December 31, 2003 was also reclassified.

     Fair Value of Certain Assets. Certain assets of the Company are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period as they are affected by changes in interest rates and other market conditions. If the Company were to sell one of these assets and then discover that its estimate of fair value had been too high, losses not anticipated or greater than anticipated could result. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Company arrives at estimates of fair value as follows:

     Available for Sale Securities. The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

     Goodwill and Other Intangible Assets. The Company establishes goodwill and other intangible assets including core deposit intangibles and capitalized servicing rights by estimating fair value of assets and liabilities acquired using various valuation approaches, such as market value, replacement costs and estimated cash flows for future periods. Additionally, the Company must assess goodwill each year and other intangible assets each quarter for impairment. This assessment involves reviewing or revising estimated cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Mortgage servicing rights result from the sale of multifamily loans and SBA loans with the servicing rights retained, and the securitization and retention of 1-4 single-family and multifamily loans with the servicing rights retained. The market value for servicing is based upon the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of mortgage servicing rights is based upon management’s best estimate of the market value based upon discounted cash flows.

     Income Taxes. The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.

     The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

     Alternative Methods of Accounting. The accounting and reporting policies of the Company are in accordance with GAAP and conform to practices within the banking industry.

     When the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” in 1996, it elected to continue to use the method of accounting for stock options that did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each quarter as if the Company had instead elected to use the accounting method that recognizes compensation expense. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” during 2003. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 2 to the Consolidated Financial Statements using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of pro forma disclosure, additional compensation expense would have been recognized.

RESULTS OF OPERATIONS

     General. The Company’s primary source of income is net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest paid on interest-bearing liabilities, such as deposits and other borrowings used to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities as well as by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds. The Company also generates noninterest income, including commercial banking fees, gain on sale of U.S. Small Business Administration (“SBA”) loans, gain on sale of securities, gain on sale of loans and other transactional fees. The Company’s source of noninterest income derives predominantly from commercial banking fees plus any gains on sale of loans and securities. The Company’s noninterest expenses consist primarily of personnel, occupancy, professional fees, and other operating expenses. The Company’s results of operations are affected by its provision for loan losses and may also be significantly affected by other factors including general economic and competitive conditions, changes in market interest rates, governmental policies and the actions of regulatory agencies.

Operating Data and Ratios

Following is a table of selected operating metrics for the quarters ended September 30, 2004 and 2003:

	For the Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$/Basis Points		%
		(Dollars in Thousands)
Net Income	$21,773	$16,768	$5,005		29.85%
Diluted Earnings per Share	$0.46	$0.36	$0.10		27.78%
Return on Average Assets	1.43%	1.25%	18	bp	14.40%
Return on Average Equity	18.97%	17.96%	101	bp	5.62%
Efficiency Ratio	41.50%	39.88%	162	bp	4.06%

     The consolidated net income of the Company during the three months ended September 30, 2004 increased by $5.0 million compared with the corresponding period of the preceding year. The increase in net income was primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expense, during the current period as compared to the corresponding period in the prior year.

     The annualized return on average assets (“ROA”) ratio and the annualized return on average equity (“ROE”) for the three months ended September 30, 2004 improved primarily due to higher net interest income.

     Following is a table of selected operating metrics for the nine-month periods ended September 30, 2004 and 2003:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$/Basis Points		%
		(Dollars in Thousands)
Net Income	$61,860	$46,124	$15,736		34.12%
Diluted Earnings per Share	$1.30	$1.02	$0.28		27.45%
Return on Average Assets	1.41%	1.22%	19	bp	15.57%
Return on Average Equity	18.65%	19.02%	(37	) bp	(1.95%)
Efficiency Ratio	41.16%	41.57%	(41	) bp	(0.99%)

     The consolidated net income of the Company during the nine months ended September 30, 2004 increased by $15.7 million, or 34.1%, to $61.9 million, compared to $46.1 million for the corresponding period of the preceding year, primarily as a result of the increase in interest-earning assets.

     The ROA for the nine months ended September 30, 2004 improved primarily due to higher net income. The ROE decreased for the nine months ended September 30, 2004 compared to the corresponding period in the prior year due to the Company’s purchase of FCB for 100% stock.

     Net Interest Income. Following is a table of selected ratios that reflect the dynamics of the net interest income for the Company for the three-month periods ending September 30, 2004 and 2003:

	For the Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$/Basis Points		%
		(Dollars in Thousands)
Net interest income before provision for loan losses	$52,798	$43,072	$9,726		22.58%
Net interest margin (1)	3.70%	3.43%	27	bp	7.87%
Average yield on loans	5.49%	5.66%	(17	)bp	(3.00%)
Average yield on securities	4.63%	4.14%	49	bp	11.84%
Average cost of deposits	1.39%	1.57%	(18	)bp	(11.46%)
Average cost of borrowings	3.35%	4.72%	(137	)bp	(29.03%)

(1) Calculated on a tax equivalent basis.

     Net interest income before provision for loan losses increased $9.7 million for the three months ended September 30, 2004 compared to the corresponding quarter in the prior year. The increase in net interest income reflects the growth in interest-earning assets, primarily in the Company’s loan portfolio, coupled with a 27 basis point improvement in the net interest margin.

     The average cost of deposits decreased 18 basis points from the three months ended September 30, 2003 to the three months ended September 30, 2004. This savings was partially offset by a 17 basis point decrease in average loan yields from the three-month period ended September 30, 2003 to the comparable period in 2004. The decreases in these areas reflect the decline in the overall market interest rate environment from the prior year. The decrease in loan yields reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, and the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates.

     The average yield on securities increased 49 basis points from the three months ended September 30, 2003 to the three months ended September 30, 2004. Premium as a percentage of the outstanding balance on the securities portfolio declined substantially between September 30, 2003 and September 30, 2004, resulting in less premium amortization in the third quarter of 2004 as compared with the third quarter of 2003. In the second quarter of 2003, the Company began to sell premium securities and replace them with bonds that were discounted or close to par. This restructuring of the securities portfolio was completed in the second quarter of 2004. Additionally, in the third quarter of 2003, amortization of premium increased as a result of accelerated prepayments caused by the sharp decline in the general level of market interest rates.

     Following is a table of selected ratios that reflect the dynamics of the net interest income for the Company for the nine-month periods ending September 30, 2004 and 2003:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$/Basis Points		%
		(Dollars in Thousands)
Net interest income before provision for loan losses	$152,252	$122,002	$30,250		24.79%
Net interest margin (1)	3.70%	3.44%	26	bp	7.56%
Average yield on loans	5.45%	5.72%	(27	)bp	(4.72%)
Average yield on securities	4.54%	4.44%	10	bp	2.25%
Average cost of deposits	1.34%	1.69%	(35	)bp	(23.34%)
Average cost of borrowings	3.48%	4.46%	(98	)bp	(21.97%)

(1) Calculated on a tax equivalent basis.

     Net interest income before provision for loan losses increased $30.3 million for the nine months ended September 30, 2004 compared to the corresponding period in the prior year. The increase in net interest income reflects the growth in interest-earning assets, primarily in the Company’s loan portfolio, coupled with a 26 basis point improvement in the net interest margin. The average cost of deposits decreased 35 basis points from the nine-month period ended September 30, 2003 to the corresponding period in 2004. This savings was partially offset by a 27 basis point decrease in average loan yields from the nine months ended September 30, 2003 to the corresponding period in 2004. The decrease in loan yields and the deposit cost reflects the decline in the overall market interest rate environment from the prior year. The decrease in loan yields reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, as well as the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates.

     The average yield on securities increased 10 basis points from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Premium as a percentage of the outstanding balance on the securities portfolio declined substantially between September 30, 2003 and September 30, 2004. In the second quarter of 2003, the Company began to sell premium securities and replace them with bonds that were discounted or close to par. This restructuring of the securities portfolio was completed in the second quarter of 2004. Additionally, in the third quarter of 2003, amortization of premium increased as a result of accelerated prepayments caused by the sharp decline in the general level of market interest rates. The effect of the aforementioned factors was partially offset by the higher average yield on securities in the first quarter of 2003 compared with the same period in 2004, reflecting the decline in market interest rates subsequent to the first quarter of 2003.

     The net interest margin, calculated on a tax equivalent basis, was 3.70% for the nine months ended September 30, 2004, as compared to 3.44% for the corresponding period of 2003. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in the net interest margin reflects the favorable impact of increasing loan yields while decreasing the cost of deposits.

     Following is a table reflecting selected average balances of the Company’s assets and liabilities for the nine-month periods ended September 30, 2004 and 2003:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in Thousands)
Average interest-earning assets	$5,632,883	$4,832,809	$800,074	16.56%
Average interest-bearing liabilities	4,994,366	4,368,546	625,820	14.33%
Average loans outstanding	3,980,799	3,260,818	719,981	22.08%
Average securities outstanding	1,636,933	1,559,367	77,566	4.97%
Average outstanding deposits	4,735,263	4,186,957	548,306	13.10%
Average outstanding borrowings	486,205	326,933	159,272	48.72%

     The following table presents the composition of the Bank’s average loan portfolio at the dates indicated:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in Thousands)
Average commercial loans	$3,600,699	$2,908,975	$691,724	23.78%
Average consumer loans	380,100	351,843	28,257	8.03%

Average gross loans	$3,980,799	$3,260,818	$719,981	22.08%

     The following table presents components of the Bank’s average outstanding deposits at the dates indicated:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in Thousands)
Average non-interest bearing deposits	$363,102	$281,344	$81,758	29.06%
Average interest bearing deposits	4,372,161	3,905,613	466,548	11.95%

Total average outstanding deposits	$4,735,263	$4,186,957	$548,306	13.10%

     The increase of $800.1 million on average earning assets for the nine months ended September 30, 2004 resulted primarily from organic commercial loan growth. Average outstanding loans increased by $720.0 million for the nine months ended September 30, 2004 from the same period last year as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $691.7 million for the nine months ended September 30, 2004 as compared to the corresponding period of 2003. This increase is primarily due to the Bank’s continued emphasis on commercial real estate and commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the nine months ended September 30, 2004 and 2003 remained relatively constant at $380.1 million and $351.8 million. New loan commitments of $1.92 billion for the nine months ended September 30, 2004 were comprised of $1.70 billion in commercial and $221.3 million in consumer commitments. As of September 30, 2004 the loan pipeline approximated $1.38 billion, which was comprised of $1.35 billion for commercial loans and $37.7 million of consumer loans.

     Average securities increased $77.6 million for the nine months ended September 30, 2004. This increase was primarily due to internal securitizations during the year as well as purchases that occurred early. Securities prepayments, which accelerated with the lower market interest rate environment, were substantially replaced with new securities purchases. During the first nine months of 2004, the Company also sold securities with an aggregate principal balance of $600.9 million. Such securities were sold to protect the Company from both accelerating prepayments and from increases in market interest rates. The Company’s restructuring strategy was to replace securities that have high prepayment and extension risk with shorter-dated securities with less prepayment and extension risk.

     Average outstanding deposits increased $548.3 million for the nine months ended September 30, 2004 compared to the corresponding period of 2003. This increase is a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits. Average interest-bearing and average noninterest bearing deposits increased $466.5 million and $81.8 million, respectively, for the nine months ended September 30, 2004 compared to the corresponding period in 2003.

     The following table presents condensed average balance sheet information for the Company, together with interest rates earned and paid on the various sources and uses of funds for each of the periods indicated:

	For the Nine Months Ended				For the Nine Months Ended
	September 30, 2004				September 30, 2003
				(Dollars in Thousands)
			Interest				Interest
	Average		Income or	Average	Average		Income or	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost
Interest-earning assets:
Loans (1)	$3,980,799		$162,597	5.45%	$3,260,818		$139,833	5.72%
Securities	1,636,933		55,680	4.54	1,559,367		51,947	4.44
Other	15,151		223	1.97	12,624		62	0.65

Total interest-earning assets	5,632,883		218,500	5.17	4,832,809		191,842	5.29
Noninterest-earning assets	214,932		—	—	202,028		—	—

Total assets	$5,847,815		$218,500	4.98%	$5,034,837		$191,842	5.08%

Interest-bearing liabilities:
Deposits:
NOW, checking, and money market accounts	$797,965		$6,272	1.05%	$603,953		$5,145	1.14%
Savings accounts	905,092		5,873	0.87	755,765		5,366	0.95
Time deposits	2,669,104		35,420	1.77	2,545,895		42,424	2.22

Total interest bearing deposits	4,372,161		47,565	1.45	3,905,613		52,935	1.81
Borrowings	486,205		12,698	3.48	326,933		10,946	4.46
Guaranteed preferred beneficial interests in junior subordinated debentures	136,000		5,985	5.87	136,000		5,959	5.84

Total interest-bearing liabilities	4,994,366		66,248	1.77%	4,368,546		69,840	2.13%

Noninterest-bearing deposits	363,102				281,344
Other noninterest-bearing liabilities	48,141				61,549
Stockholders’ equity	442,206				323,398

Total liabilities and stockholders’ equity	5,847,815				$5,034,837

Net interest income/net interest rate spread(2)(3)			$152,252	3.40%			$122,002	3.16%

Net interest-earning assets/net interest margin(3)(4)	$638,516			3.60%	$464,263			3.37%

Ratio of interest-earning assets to interest-bearing Liabilities	1.13	x			1.11	x

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

     Provision for Loan Losses. The Company uses a methodology in accordance with GAAP to calculate the allowance for loan losses. This methodology involves significant judgment. See the “Critical Accounting Estimates” section under this Item for a discussion on the methodology. Through application of this methodology, which takes into account the loan portfolio mix, credit quality, loan growth, the amount and trends relating to the Company’s delinquent and nonperforming loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in the portfolio, management determines the appropriateness of the allowance for loan losses, which is adjusted by quarterly provisions charged against earnings.

     For the three months ended September 30, 2004, our provision for loan losses was $1.6 million, a decrease of $1.2 million, compared to a provision of $2.8 million for the corresponding period of 2003. For the nine months ended September 30, 2004, our provision for loan losses was $4.8 million, a decrease of $1.8 million, compared to a provision of $6.6 million for the corresponding period of 2003. The asset quality of the residential (one to four family) and multifamily loan portfolios was good during the three and nine months ended September 30, 2004. This good asset quality resulted in a decrease in the loan loss provision for these portfolios in the three and nine months ended September 30, 2004 compared with the corresponding periods of the prior year. The effect of lower provisions necessary for increased multifamily and residential loans was partially offset by an increased provision resulting from the increase in the commercial real estate and commercial business loan portfolios and increases in criticized loans.

The decreases in the provision for loan losses for the specified periods above resulted from the following factors:

•	Loan Growth and Portfolio Composition:

Our overall loan portfolio grew $433.7 million from December 31, 2003 to September 30, 2004, primarily as a result of the Bank’s continued focus on commercial lending activities. Loan growth remained concentrated in the Bank’s commercial portfolio.

Although loan growth remained concentrated in the commercial loan portfolio, the multifamily segment of the commercial commitments achieved the strongest growth rate. The multifamily loan commitments increased by 19.7% and 29.4% in the three and nine months ended September 30, 2004 from the corresponding periods of 2003, respectively. Multifamily loans grew at an annualized rate of 14.3% during the first nine months of 2004.

While residential mortgage loans decreased by 16.4% in the third quarter of 2004, compared with the third quarter of 2003, commitments on this portfolio increased substantially from December 31, 2003 to September 30, 2004. For the nine months ended September 30, 2004, residential commitments increased by 35.0% compared with the corresponding period of 2003. Residential loans grew at an annualized rate of 67.3% during the first nine months of 2004.

Commercial real estate commitments increased by 29.3% in the quarter ended September 30, 2004, compared with the corresponding period of the prior year. For the nine months ended September 30, 2004, commercial real estate commitments increased by 20.5%. Commercial real estate loans increased at an annualized rate of 6.7% during the first nine months of 2004.

During the third quarter of 2004, outstanding construction commitments increased 27.8% compared to the corresponding period of the prior year. For the first nine months of 2004, outstanding construction commitments increased 23.6% compared to the first nine months of 2003.

•	Asset Quality: The asset quality of the residential (one to four family) and multifamily loan portfolios was good given low charge-offs and delinquency rates during the three and nine months ended September 30, 2004. This good asset quality resulted in a decrease in the provision for these portfolios. Criticized loans, which are defined as those we classify as risk-graded Special Mention, Substandard, Doubtful, or Loss, were 2.13% and 1.64% of total loans at September 30, 2004 and December 31, 2003, respectively. Nonaccrual loans increased from $5.9 million at December 31, 2003, to $6.4 million at September 30, 2004. The increase reflects one new commercial real estate loan that was placed on nonaccrual during the second quarter of 2004.

•	Net Charge-offs. Net charge-offs of $2.8 million for the nine months ended September 30, 2004, increased as compared to net charge-offs of $1.4 million for the corresponding period of 2003. The charge-offs in the nine months ended September 30, 2004 and 2003 are related primarily to commercial business lending.

•	Management Judgment: To derive the provision for loan losses during the three and nine months ended September 30, 2004, judgment is applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic outlook in California will affect management’s assessment of potential losses based on exposure to that marketplace.

     In the quarter ended June 30, 2004, the Company reclassified approximately $3.1 million from the allowance for loan losses related to unfunded commitments and off-balance-sheet commitments for letters of credit to other liabilities. The reclassification reduced the June 30, 2004 allowance from $62.6 million, or 1.55% of loans to $59.5 million, or 1.47% of loans. As of September 30, 2004, the associated allowance balance in other liabilities was $3.6 million. For comparison purposes, we reclassified $2.8 million of the December 31, 2003 allowance for loan losses balance, resulting in the reduction from $60.9 million or 1.61% of loans, to $58.1 million or 1.53% of loans.

Noninterest Income

     The following table presents the composition of noninterest income for the periods indicated:

	For the Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in thousands)
Commercial banking and other fees	$2,700	$1,775	$925	52.11%
Service charges on deposit accounts	632	515	117	22.72%
Gain on sale of securities, net	2,566	3,050	(484)	(15.87%)
Gain on sale of multifamily loans	2,951	—	2,951	100.00%
Gain on sale of SBA loans, net	1,115	1,229	(114)	(9.28%)
Equity loss in other equity investments	(158)	(38)	(120)	(315.79%)

Total noninterest income	$9,806	$6,531	$3,275	50.15%

     Noninterest income for the three months ended September 30, 2004 increased $3.3 million compared to the corresponding period of 2003 primarily as a result of increased gains on sales of multifamily loans and higher commercial banking fees, partially offset by decreases in gains on sales of securities.

     Gains on sales of multifamily loans were $3.0 million for the third quarter. There were no gains on sales of multifamily loans in the corresponding quarter of 2003. Net gains on sale of U.S. Small Business Administration (“SBA”) loans totaled $1.1 million for the three months ended September 30, 2004, compared to $1.2 million for the corresponding period in 2003. Commercial banking and other fees increased $925,000 for the three months ended September 30, 2004, compared to the corresponding period of 2003. This is a result of increased commercial banking activities, primarily in trade finance business. Net gains recognized on sales of securities decreased $484,000 for the three months ended September 30, 2004 to $2.6 million, compared to $3.1 million in the corresponding quarter of 2003.

     The following table presents the composition of noninterest income for the periods indicated:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in thousands)
Commercial banking and other fees	$6,726	$5,168	$1,558	30.15%
Service charges on deposit accounts	1,963	1,657	306	18.47%
Gain on sale of securities, net	9,059	7,866	1,193	15.17%
Gain on sale of multifamily loans	2,951	—	2,951	100.00%
Gain on sale of SBA loans, net	2,997	1,746	1,251	71.65%
Equity loss in other equity investments	(1,647)	(114)	(1,533)	N/M

Total noninterest income	$22,049	$16,323	$5,726	35.08%

     Noninterest income for the nine months ended September 30, 2004 increased $5.7 million compared to the corresponding period of 2003. This increase primarily resulted from increases in the net gains from sales of loans and securities, commercial banking and other fees, partially offset by an equity loss in other equity investments. Net gains on sales of loans increased by $4.2 million for the nine months ended September 30, 2004 compared to the corresponding period in 2003 as a result of sales of SBA and multifamily loans. Net gains recognized on sales of securities increased by $1.2 million for the nine months ended September 30, 2004 compared to the corresponding period of 2003.

     The Company recognized $1.6 million of equity losses from CRA related investments during the nine months ended September 30, 2004 compared to the corresponding period of 2003 primarily as a result of the recognition of our share of equity losses on CRA-related investments. As disclosed in Note 1 to the financial statements, the Company invests in CRA qualified investments. Such investments have increased in order to meet requirements under the Community Reinvestment Act. The above $1.6 million is our share of the underlying investment equity losses exclusive of tax benefits and credits.

     Noninterest Expense

     The following table presents the composition of noninterest expense during the periods indicated:

	For the Three Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in Thousands)
Personnel	$13,533	$10,133	$3,400	33.55%
Occupancy	2,326	1,747	579	33.14%
Data processing	1,656	1,453	203	13.97%
Furniture and equipment	1,647	1,012	635	62.75%
Professional fees and contracted services	1,856	1,198	658	54.92%
Deposit insurance	187	185	2	1.08%
Communication	320	285	35	12.28%
Core deposit intangible amortization	285	185	100	54.05%
Miscellaneous expense	4,170	3,585	585	16.32%

Total noninterest expense	$25,980	$19,783	$6,197	31.32%

     Noninterest expense increased $6.2 million for the three months ended September 30, 2004, as compared with the corresponding period of 2003 primarily due to higher personnel, professional fees and contracted services, furniture and equipment, and occupancy expenses. Personnel expenses increased $3.4 million for the three months ended September 30, 2004, compared to the corresponding period of 2003, as a result of additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong and California branches, and the expansion of the Bank’s infrastructure to support a larger and growing organization. Professional fees and contracted services increased by 54.9% for the third quarter of 2004, compared to the corresponding quarter in 2003 predominately as a result of Sarbanes-Oxley related preparation costs. Furniture and equipment increased by 62.8% and occupancy expenses increased by 33.1% for the third quarter of 2004, compared to the corresponding quarter in 2003 reflecting primarily the opening of the Foster City, Torrance and Westminster branches and the expansion of the Hong Kong branch and the Company’s corporate headquarters relocation. Core deposit intangible amortization was $285,000 for the three months ended September 30, 2004, compared with $185,000 for the corresponding period of 2003. The increase in miscellaneous expenses of $585,000 for the three months ended September 30, 2004, compared with the corresponding period of 2003 was primarily related to the Company’s continued expansion, corporate headquarters relocation and advertising costs.

     The following table presents the composition of noninterest expense during the periods indicated:

	For the Nine Months Ended
	September 30,		Increase (Decrease)
	2004	2003	$	%
		(Dollars in Thousands)
Personnel	$38,144	$30,506	$7,638	25.04%
Occupancy	6,050	4,273	1,777	41.59%
Data processing	4,351	3,659	692	18.91%
Furniture and equipment	4,062	2,548	1,514	59.42%
Professional fees and contracted services	4,980	4,305	675	15.68%
Deposit insurance	589	511	78	15.26%
Communication	934	757	177	23.38%
Core deposit intangible amortization	1,000	1,318	(318)	(24.13)%
Miscellaneous expense	11,637	9,618	2,019	20.99%

Total noninterest expense	$71,747	$57,495	$14,252	24.79%

     Noninterest expense increased $14.3 million for the nine months ended September 30, 2004, as compared to the corresponding period of 2003 primarily due to the increase in personnel, occupancy, furniture and equipment and miscellaneous expenses as explained above, as well as the FCB acquisition.

     Provision for Income Taxes. The provision for income taxes was $13.2 million and $10.2 million on the income before taxes of $35.0 million and $27.0 million for the three months ended September 30, 2004 and 2003, respectively. The provision for income taxes was $35.9 million and $28.1 million on the income before taxes of $97.7 million and $74.2 million for the nine months ended September 30, 2004 and 2003, respectively. The effective tax rate for the quarter ended September 30, 2004, was 37.76%, compared with 37.90% for the three months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004, was 36.70%, compared with 37.83% for the corresponding period in 2003. These rates are lower than the combined federal and state statutory rate of 42% primarily due to federal and state tax credits and incentives, tax-exempt income and an increase in CRA tax credits.

     The American Job Creation Act of 2004 (AJCA), which was signed by the President of the United States of America on October 22, 2004 allows the Company, upon satisfaction of certain conditions, to repatriate permanently reinvested foreign earnings at an effective tax rate of 5.25%. The Company has not yet completed the analysis necessary to determine whether to take advantage of this opportunity.

FINANCIAL CONDITION

     The following table outlines the Company’s securities, loans and total assets at the dates indicated:

	At September 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
		(Dollars in thousands)
Total loans	$4,225,293	$3,791,643	$433,650	11.44%
Securities	$1,540,789	$1,505,782	$35,007	2.32%
Total assets	$6,120,317	$5,587,927	$532,390	9.53%

     During the nine months ended September 30, 2004, total loans increased by $433.7 million. This growth resulted from an organic increase in commercial loans resulting from the Bank’s continuing focus on originating such loans. Total commercial loans grew to $3.77 billion at September 30, 2004, up from $3.48 billion at December 31, 2003, as a result of new commercial loan commitments of $1.70 billion during the first nine months of 2004, partially offset by principal repayments and the internal securitization of multifamily loans. Consumer loans increased to $458.5 million at September 30, 2004, from $317.5 million at December 31, 2003, primarily due to new consumer loan commitments.

     As a result of lower market interest rates, the Company experienced a higher level of new loan commitments; $1.92 billion for the nine months ended September 30, 2004, which was composed of $1.70 billion in commercial loan commitments and $221.3 million in consumer commitments.

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

     The securities balance (including the available for sale and held-to-maturity portfolios) increased by $35.0 million from December 31, 2003 to September 30, 2004. This was primarily the result of purchases of $786.4 million and internal securitizations of $147.1 million, partially offset by sales of $600.9 million and principal repayments and securities calls of $255.4 million during the first nine months of 2004.

     The Company experienced continued asset and core deposit growth during the first nine months of 2004. The increase of $532.4 million in total assets from December 31, 2003 to September 30, 2004 was primarily related to increases in the loan portfolio.

     Loan Quality Data and Ratios

     The following table outlines certain information regarding the Company’s allowance for loan losses, past due and nonperforming loans for the periods indicated:

	At September 30,	At December 31,	Increase (Decrease)
	2004	2003	$/Basis Points		%
		(Dollars in thousands)
Allowance for loan losses	$59,347	$58,126	$1,221		2.10%
Allowance for loan losses to total loans	1.40%	1.53%	(13	) bp	(8.50%)
Past due loans to total loans	0.72%	0.86%	(14	) bp	(16.28%)
Nonperforming loans/assets	$6,415	$5,857	$558		9.53%
Nonperforming assets to total assets	0.10%	0.10%	—		—

     The allowance for loan losses increased $1.2 million from December 31, 2003 to September 30, 2004 which reflected the growth in the loan portfolio during the nine months ended September 30, 2004 and the increased concentration in commercial loans. The ratio of past due loans to total loans decreased 14 basis points from December 31, 2003 as a result of our continued focus in maintaining good asset quality. The increase of $558,000 in nonperforming assets is primarily attributable to a commercial loan secured by nonresidential real estate.

     The following table shows the composition of the Bank’s loan portfolio by amount and percentage of gross loans in each major loan category at the dates indicated:

	At September 30, 2004		At December 31, 2003
	Amount	%	Amount	%
		(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential	$1,810,693	42.78%	$1,724,179	45.37%
Secured by real estate-multifamily	1,287,600	30.42	1,162,565	30.59
Construction	267,954	6.33	293,875	7.74
Commercial business	407,853	9.64	302,159	7.95

Total commercial	3,774,100	89.17	3,482,778	91.65

Consumer:
Residential mortgage (one to four family)	412,859	9.75	274,392	7.22
Other	45,669	1.08	43,117	1.13

Total consumer	458,528	10.83	317,509	8.35

Total gross loans	4,232,628	100.00%	3,800,287	100.00%

Net deferred loan origination fees	(7,335)		(8,644)

Loans	4,225,293		3,791,643
Allowance for loan losses	(59,347)		(58,126)

Net loans	$4,165,946		$3,733,517

     The Company continues to emphasize production of commercial real estate and commercial business loans. The Company originates and funds loans that qualify for guaranty issued by the SBA. The U.S. Government guarantee on such loans is generally in the range of 75% to 85% of the loan amount. The residual portion of the loan, ranging from 15% to 25%, is not guaranteed by the U.S. Government, and the Company bears the credit risk on that portion of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time to time, the Company may sell part of the unguaranteed portion of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount. The amount of the unsold guaranteed portion of SBA loans was not material as of September 30, 2004, and December 31, 2003, respectively.

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

     The following table reflects the Bank’s loan composition by rate at the dates indicated:

	At September 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
		(Dollars in thousands)

Adjustable-rate loans	$2,651,865	$2,699,690	($47,825)	(1.77%)
Intermediate fixed-rated loans	1,038,020	563,570	474,450	84.19%
Fixed-rate loans	542,743	537,027	5,716	1.06%

Total gross loans	$4,232,628	$3,800,287	$432,341	11.38%

     Adjustable-rate loans decreased $47.8 million from December 31, 2003 to September 30, 2004 as a result of loans paid off, sold and securitized offset by the origination of new loans. Adjustable-rate loans represented 62.7% of gross loans at September 30, 2004, compared with 71.0% of gross loans at December 31, 2003. The increase of $474.5 million in intermediate fixed-rate loans from December 31, 2003 to September 30, 2004 is a result of the origination of new intermediate fixed-rate multifamily loans. The fixed-rate loans increased $5.7 million from December 31, 2003 to September 30, 2004.

     The following table reflects the Bank’s new loan commitments during the periods indicated:

	For the Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)
Commercial:
Secured by real estate-nonresidential (1)	$496,658	$412,170
Secured by real estate-multifamily (1)	562,633	434,687
Construction	318,843	258,012
Commercial business	320,965	179,312

Total commercial loans	1,699,099	1,284,181

Consumer:
Residential mortgage (one to four family) (1)	190,243	140,941
Home equity and other	31,013	21,794

Total consumer loans	221,256	162,735

Total new commitments	$1,920,355	$1,446,916

(1) For nonresidential loans, substantially all commitments have been funded. For multifamily and residential mortgage (one to four family) loans, all commitments have been funded.

     Internal Loan Securitizations. The Company manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Company transfers to Fannie Mae (“FNMA”) either multifamily or residential mortgage (one to four family) loans in exchange for FNMA securities. Residential mortgage loans are generally included in the 50% risk weight for risk-based capital purposes, where multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

     These internal loan securitizations do not have a material cash impact to the Company, since selected loans from the Company’s loan portfolio are transferred to FNMA for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loan portfolio. The FNMA securities are generally held as available for sale (“AFS”) securities in the Company’s investment and mortgage-backed securities portfolio.

     Through these internal loan securitization transactions, the Company also reduces its credit risk. In these securitizations, the Company fully transfers credit risk on the related loans to FNMA. The Company’s yield on the FNMA securities is lower than the average yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for relieving the Company of the credit risk on these loans. Since the Company retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. The Company continues to service the loans included in these securitizations and is paid servicing fees for such servicing.

     In addition, these securitization transactions improve the Company’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do whole loans.

     During the nine months ended September 30, 2004, the Company internally securitized $147.1 million of multifamily loans.

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

     Following is the Bank’s risk elements table:

	At September 30,	At December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans:
Commercial
Secured by real estate-nonresidential	$1,696	$—
Secured by real estate-multifamily	—	—
Construction	4,094	5,102
Commercial business	625	631

Total commercial	6,415	5,733

Consumer
Residential mortgage (one to four family)	—	124
Other	—	—

Total consumer	—	124

Total nonaccrual loans	6,415	5,857

Other real estate owned (“OREO”)	—	—

Total nonperforming assets	$6,415	$5,857

Nonperforming assets to total assets	0.10%	0.10%
Nonaccrual loans to total loans	0.15%	0.15%
Nonperforming assets to total loans and OREO	0.15%	0.15%
Loans	$4,225,293	$3,791,643
Gross income not recognized on nonaccrual loans	$509	$363
Accruing loans contractually past due 90 days or more	$3,587	$1,469
Loans classified as troubled debt restructurings but not included above	$8,974	$9,094

     Total nonperforming assets increased $558,000 from December 31, 2003 to September 30, 2004. The increase was attributable to a commercial loan secured by real estate. The Bank records OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO is charged to earnings. The Bank held no OREO at September 30, 2004 or December 31, 2003.

     The $9.0 million troubled debt restructurings in the table above represent a performing commercial real estate loan. No interest rate concessions were made on this loan. The restructured classification is due to the Bank making interest rate concessions on a separate loan to the same obligor on the same property. The total fully drawn outstanding balance on the second loan is $1.7 million and is included in the nonaccrual construction loans balance in the table above.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     Allowance for Loan Losses. The allowance for loan losses covers the commercial and consumer loan portfolio. The allowance for loan losses is intended to adjust the carrying value of the Company’s loan assets for probable credit losses inherent at the balance sheet date in accordance with GAAP. The methodology for calculating the allowance for loan losses involves significant judgment. See the “Critical Accounting Estimates” section under this Item for a discussion on the methodology.

     Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate.

     The following table sets forth information concerning the Bank’s allowance for loan losses for the periods indicated:

	At or for the Nine Months Ended
	September 30,
	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$58,126	$46,464
Acquired allowance for loan losses	—	4,028
Provision for loan losses	4,827	6,644
Loans charged off	(2,876)	(2,661)
Recoveries	113	1,235

Balance before reclassification	60,190	55,710
Reclassification allowance for unfunded commitments recorded to other liabilities	(843)	(426)

Balance at end of period	$59,347	$55,284

Allowance for loan losses to loans	1.40%	1.53%
Annualized net charge-offs to average loans	0.09%	0.06%

     Securities. The Company maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and enhance the income of the organization. The portfolio is composed of two segments: Available For Sale (“AFS”) and Held-to-maturity (“HTM”). The Company does not maintain a trading portfolio. The Company carries the AFS portfolio at fair value, with unrealized changes in the fair value of the securities reflected as Accumulated Other Comprehensive Income. At the end of each month, the Company adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Company classifies it either as AFS or HTM. Securities are classified as HTM if the Company has the positive intent and ability to hold such securities to maturity.

     The Company’s portfolio investments are governed by an Asset/Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits as well as limits on premiums paid for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

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

     The following table represents the Company’s investment and mortgage-backed securities portfolio by available for sale and held-to-maturity at the dates indicated:

	At September 30,	At December 31,	Increase (Decrease)
	2004	2003	$	%
		(Dollars in thousands)

Available for sale	$1,217,391	$1,221,070	($3,679)	(0.30%)
Held-to-maturity	323,398	284,712	38,686	13.59%

Total investment and mortgage-backed securities	$1,540,789	$1,505,782	$35,007	2.32%

     The investment and mortgage-backed securities portfolio (including available for sale and held-to-maturity) increased slightly by $35.0 million during the nine months ended September 30, 2004. The increase in the portfolio was a result of purchases of $786.4 million and $147.1 million of FNMA securities received in the internal securitization of multifamily loans, partially offset by sales of $600.9 million and principal repayments and securities calls of $255.4 million.

     The AFS portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowings. Securities are generally pledged as collateral for any such borrowings.

     During the nine months ended September 30, 2004, the Company increased its held-to-maturity portfolio by $38.7 million from December 31, 2003. This increase resulted from purchased securities during the period that were classified as held-to-maturity, a reflection of the Company’s intent and ability to hold these securities to maturity based upon our liquidity position and the size of our portfolio. The Company plans from time to time to continue to purchase securities for its held-to-maturity portfolio.

     The following table presents the Company’s investment and mortgage-backed securities portfolio on the dates indicated:

	At September 30, 2004		At December 31, 2003
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
		(Dollars in Thousands)
Investment securities available for sale:
Trust Preferred Securities	$14,441	$14,255	$13,189	$12,795
Federal Agency Notes	132,610	129,954	222,309	218,753
Asset-backed Securities	438	429	16,426	16,285
Municipals	—	—	90	90
Domestic Corporate Bonds	—	—	5,153	5,148
Commercial Paper	29,998	29,998	9,991	9,991

Total investment securities available for sale	177,487	174,636	267,158	263,062

Mortgage-backed securities available for sale:
FNMA	435,846	434,751	440,835	440,453
GNMA	127,347	125,372	79,103	78,842
FHLMC	283,318	279,984	275,882	273,940
Other	201,330	202,648	163,687	164,773

Total mortgage-backed securities available for sale	1,047,841	1,042,755	959,507	958,008

Total investment and mortgage-backed securities available for sale	$1,225,328	$1,217,391	$1,226,665	$1,221,070

Investment securities held-to-maturity:
Municipals	$205,756	$211,200	$184,264	$187,735

Mortgage-backed securities held-to-maturity:
FNMA	6,094	6,010	—	—
FHLMC	1,589	1,570	—	—
GNMA	109,288	108,960	99,524	98,713
Other	671	671	924	924

Total mortgage-backed securities held-to-maturity	117,642	117,211	100,448	99,637

Total investment and mortgage-backed securities held-to-maturity	323,398	328,411	284,712	287,372

Total investment and mortgage-backed securities	$1,548,726	$1,545,802	$1,511,377	$1,508,442

     As of September 30, 2004, the carrying value and the market value of the available for sale securities was $1.22 billion. The total net unrealized loss on these securities was $7.9 million. Such unrealized losses, net of tax, are $4.6 million and are reflected as a reduction to stockholders’ equity. The difference between the carrying value and market value of securities that are held-to-maturity, aggregating to a gain of $5.0 million, has not been recognized in the financial statements as of September 30, 2004. The unrealized net losses are the result of movements in market interest rates.

     In conjunction with the Company’s review of the fair value of securities, for the nine months ended September 30, 2004, there were no additional “other than temporary impairment” charges recorded since December 31, 2003.

     Deposits. Deposits are the Bank’s primary source of funds to use in lending and investment activities. Deposit balances were $5.02 billion at September 30, 2004, which represented an increase of $536.7 million from $4.48 billion at December 31, 2003. Core deposit balances increased by $368.8 million, or 19.3% to $2.28 billion at September 30, 2004, compared with $1.91 billion at December 31, 2003. Core deposits include NOW, checking, money market and savings accounts. The growth in core deposits resulted primarily from the Bank’s continued focus on developing new and expanding existing commercial and consumer relationships in the ethnic Chinese community, its retail niche market. At September 30, 2004, 54.6% of our deposits were time deposits; 26.1% were NOW, checking and money market accounts; and 19.3% were savings accounts. By comparison, at December 31, 2003, 57.4% of deposits were time deposits; 22.9% were NOW, checking and money market accounts; and 19.7% were savings accounts.

     The Bank obtains deposits primarily from the communities it serves. At September 30, 2004, the 100 depositors with the largest aggregate deposit balances comprised 19.6% of the Bank’s total deposits. Included in time deposits as of September 30, 2004, are $1.81 billion of deposits of $100,000 or greater. Such deposits comprise 36.1% of total deposits. Most of the time deposits as of September 30, 2004 mature in one year or less. With the exception of state and federal government entities (“Public Fund Sector”) contributing 7.4% of total deposits at September 30, 2004, no other material portion of our deposits were from or were dependent upon any one customer or industry.

     The following table presents the balances and rates paid for categories of deposits at the dates indicated (dollars in thousands):

	At September 30, 2004		At December 31, 2003
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
NOW, checking and money market accounts	$1,310,613	0.86%	$1,026,047	0.65%
Savings accounts	968,275	0.98	884,064	0.77
Time deposits:
Less than $100,000	929,711	1.67	1,042,843	1.73
$100,000 or greater	1,811,626	2.02	1,530,567	1.82

Total time deposits	2,741,337	1.90	2,573,410	1.79

Total deposits	$5,020,225	1.45	$4,483,521	1.33

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement its supply of lendable funds. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At September 30, 2004, the Bank had $409.1 million of borrowings outstanding, as compared to $505.5 million outstanding at December 31, 2003.

     Included in the $409.1 million of borrowings were $26.0 million of short-term FHLB advances that mature within one year, and $335.1 million in long-term FHLB advances that mature between 2006 and 2008. As of September 30, 2004, $241.0 million of these borrowings are long-term FHLB advances that may be terminated at the option of FHLB of San Francisco. The FHLB, at its option, may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. To date, the FHLB has not exercised its option to terminate any advances to the Company. In the event the FHLB decided to exercise the option, the Company would need to pay these advances back. If such event occurs, the Company could utilize repurchase agreements with other firms to borrow against securities, raise additional deposits, sell securities or other assets, enter into new advances with the FHLB, or any combination of the above to pay off the terminated advances. At September 30, 2004, the Company had $710.5 million of additional FHLB borrowing capability that can be utilized.

     Additionally, as of September 30, 2004, the Hong Kong branch had short-term borrowings of $48.0 million principally denominated in Hong Kong dollars with local financial institutions for liquidity management purposes.

     The following table sets forth certain information regarding short- and long-term borrowings of the Bank at or for the periods indicated:

	At or For the Nine Months Ended
	September 30,
	2004	2003
Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$188,252	$54,565
Maximum amount outstanding at any month end period	255,992	125,936
Balance outstanding at end of period	74,027	48,125
Weighted average interest rate during the period	1.26%	1.43%
Weighted average interest rate at end of period	1.54%	1.38%
Weighted average remaining term to maturity at end of period (in years)	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$287,328	$272,368
Maximum amount outstanding at any month end period	335,104	275,835
Balance outstanding at end of period	335,066	271,523
Weighted average interest rate during the period	5.06%	5.06%
Weighted average interest rate at end of period	4.88%	5.12%
Weighted average remaining term to maturity at end of period (in years)	2.7	4.2

     Subordinated Debentures of the Company (Trust Preferred Securities or “TPS”). The Company established special purpose trusts in 1998, 2001, and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Junior Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Subordinated Debentures issued by the Company. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds available thereof. The obligations of the Company under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. These trusts are not consolidated in our financial statements. Please see Note 2 to the Consolidated Financial Statements for further discussion.

     The Company had $136.0 million of TPS outstanding at September 30, 2004 and at December 31, 2003. The proceeds of the 2002 issuances were primarily used as part of the funding for the acquisition of BCC in October 2002.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2004, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2004, was 12.83%, as compared with 12.18% at December 31, 2003. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at September 30, 2004, was 8.22% as compared with 7.86% at December 31, 2003. The increase in these two ratios was primarily due to net income for the nine months ended September 30, 2004. The Company is categorized as “Well Capitalized.” The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital.

     As discussed in Note 2 to the Consolidated Financial Statements, which this discussion accompanies, the trusts were deconsolidated for reporting purposes pursuant to the FIN 46R interpretation. The Federal Reserve Bank has proposed a rule that would allow a three-year phase-in period during which the amount of capital securities that could be included in Tier I capital would remain unchanged at 25% after deducting goodwill from the capital base. Based on the proposed rule, the Company would be under the allowable limit by $21.0 million based on the September 30, 2004 capital position of the Company. Based upon management projections of the capital position of the Company at the end of the proposed phase-in period, the Company would not have any exclusion of capital securities. The Bank’s Tier I capital and total risk based capital would be unaffected as the trusts and their securities have been issued at the holding company level.

     Contractual Obligation and Off-Balance-Sheet Arrangements. In the ordinary course of operations, the Company enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises and equipment. The Company also uses derivative financial instruments on a limited basis, thus creating contractual obligations, as part of its interest rate and foreign exchange risk management process and customer accommodation activities. The Company engages in certain financial transactions that are not recorded on the Company’s balance sheet, or may be recorded on the Company’s balance sheet in amounts that are different than the full contract or notional amount of the transaction; both of these accounting treatments are in accordance with generally accepted accounting principles. Such transactions are structured to meet the financial needs of customers, manage the Company’s credit, market or liquidity risks, diversify funding sources or optimize capital. See Note 7 to the Consolidated Financial Statements for further discussion on off-balance-sheet arrangements.

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

     At September 30, 2004, we had $2.39 billion of certificates of deposit scheduled to mature within one year. We believe that our liquidity resources will provide us with sufficient amounts of cash necessary to meet these commitments.

     Our liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. We review our liquidity position regularly in light of our expected growth in loans and deposits. We believe that we maintain adequate sources of liquidity to meet our needs.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 1999. During the nine months ended September 30, 2004, the Company paid aggregate dividends of $5.0 million. The payment of such dividends did not have a significant impact on the liquidity of the Company. As a result of dividends declared, the total capital of the Company was reduced by $5.4 million during the nine months ended September 30, 2004. The dividends declared during the nine months ended September 30, 2004 had the effect of reducing the Tier I leverage capital and risk-based capital ratios by approximately thirteen basis points each.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report on Form 10-K dated December 31, 2003, on file with the Securities and Exchange Commission (SEC File No. 0-24947).

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 13(a)-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that such controls and procedures are effective. During the third quarter of 2004, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 24, 2004, the Company held a special meeting of stockholders to approve the amendments to the 1998 Stock Option Plan (the “Plan”) to increase the number of shares reserved for awards under the Plan to 11,828,824 and to revise the definition of “Change in Control” to conform to current Change in Control agreements with certain senior management.

	Number of		Number of
	Votes	Number of	Votes	Broker
	For	Votes Against	Abstaining	Non-Votes

Approval of the amendments to the UCBH Holdings, Inc. 1998 Stock Option Plan to increase the number of shares reserved for awards under the Plan to 11,828,824 and to revise the definition of “Change in Control” to conform to current Change in Control agreements with certain senior management	30,653,749	8,023,911	78,164	—

ITEM 5. OTHER INFORMATION

     Employment and Change in Control Agreements

     The Bank and the Company (collectively for this section called “Company”) have entered into an updated employment agreement (“Agreement”) with Thomas S. Wu, Chairman, President and Chief Executive Officer of the Company (the “Executive”), which is attached as Exhibit 10.1. The Agreement replaces the previous employment agreement between United Commercial Bank and Thomas S. Wu as well as the previous employment agreement between UCBH Holdings, Inc. and Thomas S. Wu. The Agreement is intended to ensure that the Company will be able to maintain a stable and competent management base. The continued success of the Company depends to a significant degree on the skills and competence of the Executive.

     The employment agreement provides for a three-year term. The Agreement provides that, commencing on the date of execution, the term of the Agreement shall be extended for one day for each day that lapses until such time as the Board or the Executive elects not to extend the term of the Agreement by written notice, in which case the term of this Agreement shall be fixed and shall end on the third anniversary of the date of such written notice. The Agreement provides that the Executive’s base salary will be reviewed at least annually and a bonus may be awarded by the Board. If there is a voluntary termination or a termination for cause, the Executive shall be entitled to receive compensation through the date of termination. In the event that there is a termination for disability or death, the Executive shall be entitled to receive base salary and benefits through the remaining term of the Agreement and any unvested stock options and related limited rights and unvested awards granted to the Executive under any stock option and similar plans shall immediately vest and shall be exercisable within one year. In the event of a termination without cause or a resignation from the Company upon a Change in Duties (as defined in the Agreement), material adverse change in or loss of title, office or significant authority or responsibility, material reduction in base salary or benefits (excluding bonus) or a relocation of the Executive’s principal place of employment by more than 25 miles, the Executive would be entitled to receive a sum equal to three (3) times the highest annual compensation (base salary plus bonus) over the three years immediately preceding the termination and any unvested stock options and related limited rights and unvested awards granted to Executive under any stock option and similar plans shall immediately vest and shall be exercisable within one (1) year. The Company would also continue and pay for the Executive’s life, health and disability insurance coverage for the remaining term of the Agreement.

     Under the Agreement, if an involuntary termination or a resignation due to a Change in Duties follows a change in control of the Company as defined in the Agreement, it is expected that, the Executive, or, in the event of the Executive’s death, his beneficiary, would be entitled to a severance payment equal to three (3) times the highest annual compensation due to the Executive over the three years immediately preceding the Change in Control and any unvested stock options and related limited rights and unvested awards granted to the Executive under any stock option and similar plans shall immediately vest and shall be exercisable within one (1) year. The Company would also continue the Executive’s life, health and disability insurance coverage for 36 months. Also, the change in control provisions provides that if it should be determined that any payment or distribution pursuant to this Agreement would be subject to an Excise Tax, as defined in the Agreement, the Executive shall be entitled to receive from the Company an additional payment (Gross-Up Payment) in an amount such that after payment by the Executive of all taxes, including any income taxes and Excise Tax imposed upon the Gross-Up Payment, Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Termination Benefits.

     The Company has also entered into three-year termination and change in control agreements (“CIC Agreements”) with certain other executive officers of the Company, including the Named Executive Officers in the Company’s most recent Proxy Statement, other than Thomas S. Wu (the “Officers”), which are attached as Exhibits 10.2, 10.3, and 10.4. The CIC Agreements provide that commencing on the first anniversary date and continuing on each anniversary thereafter, the Bank’s CIC Agreements may be renewed by the Board of Directors for an additional year. The CIC Agreements provide that in the event an involuntary termination or a resignation due to a Change in Duties follows a change in control of the Company, unless termination is for cause, the Officer or, in the event of death, the Officer’s beneficiary, would be entitled to receive a severance payment equal to three times the Officer’s highest annual compensation for the three years preceding the change in control. Additionally, any unvested stock options and related limited rights and unvested awards granted to the Officer under any stock option and similar plans shall immediately vest and shall be exercisable within one (1) year. For some Officers, the definition of “annual compensation” includes base salary plus bonus. The Company would also continue, and pay for, the Officer’s life, medical and disability insurance coverage for thirty-six (36) months from the date of termination or resignation.

     The Executive Vice President and Chief Financial Officer’s CIC Agreement contains the Gross-Up Payment provision which operates similarly to that described above for the Executive’s employment agreement. The other Officers’ Agreements provide that if the payment under the CIC Agreement exceeds the amount which can be paid to the Officer without the Officer incurring an Excise Tax, as defined in the CIC Agreement, and the Officer would receive a greater net after-tax amount by applying the limitation contained in this paragraph, then the amounts payable to the Officer under the CIC Agreement would be reduced to the maximum which may be paid without the Officer becoming subject to such an Excise Tax (such reduced payments to be referred to as the “Payment Cap”). In the event that the Officer receives reduced payments and benefits otherwise provided for in the CIC Agreement, the Officer shall have the right to designate which of the payments and benefits otherwise provided for in the CIC Agreement that the Officer will receive in connection with the application of the Payment Cap. If it shall be determined that the Officer would not receive a net after-tax benefit resulting from the application of the Payment Cap, then no reduction shall be made with respect to the pay or benefits due to the Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.******

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc.******

4.0	Form of Stock Certificate of UCBH Holdings, Inc.*

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures****

4.2	Form of Certificate of Series B Junior Subordinated Debenture****

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.****

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.****

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities****

4.7	Rights Agreement dated as of January 28, 2003*****

10.1	Employment Agreement between UCBH Holdings Inc., United Commercial Bank and Thomas S. Wu.

10.2	Form of Change in Control Agreement among UCBH Holdings Inc., United Commercial Bank and Jonathan H. Downing.

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank.

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank.

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan**

21.0	Subsidiaries of UCBH Holdings, Inc.***

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

(b)	Reports on Form 8-K

     On September 1, 2004, the Company filed a current report on Form 8-K, under Item 5.05 “Amendments to the Registrant’s Code of Ethics, or Waiver of a Provision of the Code of Ethics” for the Company’s amendment on August 26, 2004 of its Code of Conduct.

     On July 16, 2004, the Company filed a current report on Form 8-K, under Item 12 “Results of Operations and Financial Condition,” for the Company’s press release announcing second quarter 2004 financial results.

*	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to Exhibit 4.2 from the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on October 4, 2004 (SEC File No. 333-119518).

***	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on February 25, 2003 (SEC File No. 0-24947).

****	Incorporated by reference to the exhibit of the same number from the Company’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on July 1, 1998 (SEC File No. 333-58325).

*****	Incorporated by reference to the exhibit of the same number from the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on January 29, 2003 (SEC File No. 0-24947).

******	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 10, 2004 (SEC File No. 0-24947).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 8, 2004	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: November 8, 2004	/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President and
Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

10.1	Employment Agreement between UCBH Holdings Inc., United Commercial Bank and Thomas S. Wu.

10.2	Form of Change in Control Agreement among UCBH Holdings Inc., United Commercial Bank and Jonathan H. Downing.

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank.

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank.

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Jonathan H. Downing.

32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.