Form 10-K
period 2004-12-31
UCBH HOLDINGS INC
filed 2005-03-17
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number: 000-24947

UCBH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street San Francisco, California (Address of principal executive offices)	94111 (Zip Code)

Registrant’s telephone number, including area code:

(415) 315-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the common stock held by non-affiliates of the registrant is $1,480,487,842 and is based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2004.

      As of February 28, 2005, the Registrant had 45,619,394 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Annual Report to Shareholders for the year ended December 31, 2004, is incorporated by reference into Part II.

      Proxy Statement for the May 19, 2005, Annual Meeting of Stockholders is incorporated by reference into Part III.

PART I

Item 1.	Business

      UCBH Holdings, Inc. (“UCBH”, the “Company”, “we”, “us” or “our”) is a Delaware corporation incorporated in 1998 that is registered with the Board of Governors of the Federal Reserve System as a bank holding company. We conduct our principal business through our wholly owned banking subsidiary, United Commercial Bank (“UCB” or the “Bank”), which makes up almost all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

      The Bank was founded as United Federal Savings and Loan Association in 1974 to serve the financial needs of the San Francisco Chinese community. As the Chinese-American population grew significantly and expanded into new communities throughout California, we became United Savings Bank, F.S.B. to provide statewide banking services. In 1998, reflecting a rapidly growing focus on our commercial banking capabilities, we converted our charter to become United Commercial Bank. On November 5, 1998, the Company went public and started trading on The NASDAQ Stock Market under the symbol “UCBH”.

      In 2002, we increased our presence in California and opened our first branch in Greater New York. On October 28, 2002, we acquired all of the outstanding shares of Bank of Canton of California (“BCC”), a $1.45 billion Chinese-focused California banking corporation. The Company issued approximately 2.7 million shares of its common stock and paid $168.8 million in cash, for a total purchase price of $220.0 million. BCC was immediately merged into the Bank. BCC was a Chinese-focused commercial bank headquartered in San Francisco, with eight offices in the Bay Area and four offices in metropolitan Los Angeles. On December 13, 2002, the Bank purchased certain assets and assumed certain liabilities of a branch of Broadway National Bank (“BNB”), a national banking association located in Brooklyn, New York. As of the acquisition date, the acquired BNB branch had total deposits of $13.5 million.

      In 2003, the Company completed its acquisition of privately-held First Continental Bank (“FCB”), a full-service commercial bank focused on serving the ethnic Chinese market, headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in Southern California. The Company issued approximately 2.3 million shares of its common stock in exchange for all of the outstanding shares of common stock of FCB. As of the acquisition date of July 11, 2003, FCB had total assets of $356.7 million, loans of $243.1 million and deposits of $325.6 million.

      Also during 2003, the Company was granted a full banking license by the Hong Kong Monetary Authority, enabling the Company to open a full-service Hong Kong branch in the second half of 2003. This license has allowed us to engage in a wide range of banking activities in Hong Kong, including deposit generation and international trade finance lending activities. The Hong Kong branch should further enhance our capability to grow our international banking business across the Pacific Rim in the future.

      During the first quarter of 2004, the Bank’s wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”) commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the NASD and the Securities Investor Protection Corporation (“SIPC”). UCBIS acts as an introducing broker in sales of shares of mutual funds, listed and over-the-counter equities, and corporate, municipal, and U.S. government debt. UCBIS also sells fixed and variable annuities and covered options to its customers. UCBIS is registered with the Municipal Securities Rulemaking Board (“MSRB”). UCBIS does not have custody or possession of customer funds or securities. Customer accounts are carried on a fully-disclosed basis at National Financial Services, LLC, UCBIS’ clearing firm.

      We intend to continue to grow within our existing markets, to further expand by new product offerings, new branch openings and/or acquisitions of financial institutions in existing markets, and to enter into or acquire financial institutions in other niche markets consistent with our capital requirements and management abilities.

Market Area

      We concentrate on marketing our services in the San Francisco Bay Area, which includes the City of San Francisco, the South Bay, and the East Bay, the Sacramento/ Stockton metropolitan area, and the Los Angeles metropolitan area, focusing on the areas with a high concentration of ethnic Chinese. The ethnic Chinese markets within our primary market area have grown rapidly. Based on Census 2000, there were approximately 981,000 Chinese living in California, and there were also approximately 153,000 Chinese living in San Francisco County, which is approximately 19.6% of the total population of the county.

      We currently have 46 branches/offices in the State of California, two branches in Greater New York, a branch in Hong Kong, China, and representative offices in Shenzhen, China and Taipei, Taiwan. Our Northern California locations include 27 offices, and we have 19 offices in Southern California. Our new business is approximately equally divided between Northern and Southern California. We have tailored our products and services to meet the financial needs of these growing Asian and ethnic Chinese communities. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in our market area. As of December 31, 2004, we believe we are the leading financial institution focused on serving the ethnic Chinese communities within the United States.

Current Banking Services

      Through our branch network, we provide a wide range of personal and commercial banking services to small-and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

      We offer the following deposit products:

•	Business and personal checking, savings and money market accounts

•	Time deposits (certificates of deposit)

•	Individual Retirement Accounts (IRAs)

      We offer a full complement of loans, including the following types of loans:

•	Commercial real estate loans (residential and nonresidential)

•	Construction loans primarily to small- and medium-sized developers for construction of single-family homes, multifamily and commercial properties

•	Commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million

•	Short-term trade finance facilities for terms of less than one year to U.S. importers, exporters and manufacturers

•	Loans guaranteed by the U.S. Small Business Administration (“SBA”)

•	Residential real estate loans

•	Home equity lines of credit

      We provide a wide range of specialized services, including international trade services for business clients, merchant bank card services, cash management services, brokerage investment products and services, and online banking services. We also provide trade finance facilities for customers involved in the import and/or export of goods between Asia and the United States.

      We maintain an Internet banking web site at www.ibankUNITED.com. This web site, available in both English and Chinese character versions, provides information of the Bank and easy access to business and personal online banking services, a web-based trade finance management system and online information services for home loans and apartment loans. We believe our web site serves as a strong platform to promote the Bank, to cross-sell the Bank’s offerings, and delivers advanced online banking services.

Subsidiaries of the Company and the Bank

      The Company has eight wholly owned subsidiaries, including the Bank. The seven subsidiaries other than the Bank are special purpose trusts formed by the Company for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Subordinated Debentures.

      The Bank has six wholly owned subsidiaries. Two of the six subsidiaries, United Commercial Bank Building Corporation (formerly known as Bank of Canton of California Building Corporation) and California Canton International Bank (Cayman) Ltd., were acquired in the BCC transaction. United Commercial Bank Building Corporation owns the Company’s principal offices at 555 Montgomery Street in San Francisco, California. California Canton International Bank (Cayman) Ltd. provides banking services and has deposits of $43.3 million as of December 31, 2004, and assets consisting of cash investments and securities. The third subsidiary is UCBIS, a registered broker-dealer, which commenced business in early 2004. Of the remaining three subsidiaries of the Bank, two are inactive and the other acts as a trustee under deeds of trust securing promissory notes held by the Bank.

Lending Activities

      Underwriting and Credit Administration. Management has established credit policies for the Company which have been approved by the Board of Directors. Our policies require that loans meet minimum underwriting criteria. The Board has granted limited credit approval authority to certain officers of the Bank. Any loan requests over individual officer limits must be approved by the Chief Credit Officer or the Chief Executive Officer according to their delegated underwriting authority limits. Substantially, all loan growth results from internal originations with the exception of Community Reinvestment Act loan purchases from third parties. Also, the Bank may from time to time participate in loans with other banks.

      Our Portfolio Review Committee, which includes Thomas S. Wu (Chairman, President and Chief Executive Officer or “CEO”), Jonathan H. Downing (Executive Vice President and Chief Financial Officer or “CFO”), Ebrahim Shabudin (Executive Vice President and Chief Credit Officer or “CCO”), and Sylvia Loh (Executive Vice President and Director of Commercial Banking), among others, reviews credits above $750,000. Individual credits above $10 million and all credits to one obligor aggregating over $10 million are reviewed by the Credit Committee of the Board of Directors and are ratified by the Board of Directors.

      As part of our credit administration process, we conduct an internal asset quality review. Additionally, an outside credit review agency, composed of former bankers and former bank regulators, reviews all commercial loans on a scope basis. Our CEO, CFO, CCO, and lending division heads meet generally every two weeks to review nonperforming assets, classified assets, delinquencies, and other relevant information to evaluate credit risk within our loan portfolio. The results are reviewed by the Credit Committee of the Board of Directors and ratified quarterly by the Board of Directors.

      Loan Portfolio. At December 31, 2004, our loan portfolio was composed of the following (dollars in millions):

		Percentage
		of Gross
	Amount	Loans

Commercial real estate loans	$1,951	48%
Multifamily mortgage loans	866	21
Construction loans	291	7
Commercial business loans	468	12
Residential mortgage (one to four family) loans	434	11
Other consumer loans	48	1

Total	$4,058	100%

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

      At December 31, 2004, we had approximately 1,968 commercial real estate loans with a total balance of approximately $1.95 billion. The average balance of such loans was $1.0 million per loan. The majority of commercial real estate loans are adjustable-rate mortgages, and the average loan term is approximately eight years.

      During the year ended December 31, 2004, new commercial real estate loan originations were $748.5 million, as compared to $625.0 million in 2003, and $355.7 million for 2002. At December 31, 2004, we had $536.8 million of commercial real estate loans in our pipeline. However, there is no assurance that all the loans in the pipeline will close.

      Commercial real estate loans are generally larger and involve more risk than residential mortgages. Payments on commercial real estate loans are generally dependent on the successful operation or management of the properties. Therefore, repayment is more closely tied to the state of the real estate market and the general economy. We attempt to reduce these risks through our underwriting standards and credit review processes.

      Multifamily Mortgages. We originate multifamily mortgage loans that are generally secured by five- to 50-unit residential buildings. Substantially all of our multifamily mortgage loans are secured by properties located in our primary market areas. We obtain full credit information on multifamily mortgage borrowers, and we independently verify their income and assets. We also consider their ability to manage the multifamily property and to assume responsibility for the debt if there are unforeseen expenses or vacancies. We offer both fixed-rate and adjustable-rate multifamily mortgage loans. Our adjustable-rate multifamily loans are generally fixed for either one or six months, and then adjust every six months based upon the London Interbank Offered Rate (“LIBOR”) index. Multifamily loans are generally amortized over 30 years with balloon payments in 10 or 15 years.

      At December 31, 2004, we had approximately 1,673 multifamily mortgage loans with an aggregate outstanding principal balance of $865.5 million. The average balance of such loans was $517,000 per loan. At December 31, 2004, multifamily loans were approximately 21% of our total loan portfolio. We originated $575.4 million of multifamily loans during 2004, as compared to $612.6 million in 2003, and $480.9 million in 2002. During 2004, the Company sold $362.4 million of multifamily loans for a gain of $7.7 million. The Company retained the servicing rights on such loans sold.

      Construction Loans. We originate construction loans primarily for the construction of entry-level and first-time move-up housing within California and also for multifamily and commercial properties. We make these loans to experienced builders and developers with whom we have relationships in our primary market area. As of December 31, 2004, we had approximately 256 outstanding construction loans, with an aggregate principal balance of $291.1 million. The average balance of such loans was $1.1 million per loan. New construction commitments were $421.9 million in 2004, $344.4 million in 2003, and $269.8 million in 2002.

      We generally originate construction loans in amounts up to 70% of either the appraised value of the property, as improved, or the sales price, whichever is lower. The funds are disbursed on a percentage of completion basis or as construction thresholds are met. We normally require the guarantee of principals of corporate or partnership borrowers. Construction loans have adjustable interest rates tied to the prime rate and are generally written for a one-year term and may have up to a one-year renewal option.

      Construction financing generally has a higher degree of credit risk than long-term loans on improved occupied real estate. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building it. If the estimated value is inaccurate, the completed project may have a value too low to assure full repayment of the loan.

      Commercial Business Loans. We provide commercial business loans and lines of credit to small- and medium-sized companies for working capital purposes and loans to finance equipment, accounts receivable and inventory. Working capital loans are subject to annual review and generally the Bank obtains security interests in inventory and accounts receivable. Equipment loans are secured by the underlying equipment. Interest rates are normally based on the prime rate. During 2004, new commercial business loan commitments were $460.3 million, as compared to $232.6 million in 2003, and $193.8 million in 2002.

      Unlike mortgage loans, which are secured by real estate for which a value may be determined more readily, commercial business loans involve greater risk because repayment is dependent on the cash flow of the borrowers’ business. Also, the collateral securing the commercial business loan may depreciate rapidly, may be difficult to value, or may fluctuate in value depending on the success of the business.

      Commercial Lines of Credit. We provide commercial lines of credit to small- and medium-sized companies to finance their accounts receivable and inventory on a short-term basis (less than one year) and/or to finance their equipment and working capital on a long-term basis (over one year).

      To mitigate our risk, commercial lines are guaranteed by the business owners and are sometimes also supported by junior liens on other real estate assets.

      Generally, we structure our short-term financing to allow the borrower to complete its trade cycle from the purchase of inventory to collection of receivables. The line of credit may also include an option for the issuance of letters of credit to overseas suppliers/sellers to permit the borrower to obtain inventory.

      Small Business Loans. We also originate and fund loans that qualify for a guaranty issued by the U.S. Small Business Administration (“SBA”). The Bank has been designated as a Preferred Lender Program (“PLP”) lender by the SBA. As a PLP lender, the Bank can approve small business loans on behalf of the SBA, thus providing a more expeditious loan processing time frame for our borrowers. Currently, the SBA typically guarantees from 75% to 85% of the principal and accrued interest of such loans. We make these loans to eligible small businesses to finance working capital, the purchase of equipment or the purchase of real estate. Depending on the purpose of the loan, terms generally range from seven to 25 years. We typically require that small business loans be secured by inventories and receivables or by real property, if commercial real estate is being financed. Small business loans originated during 2004, 2003 and 2002 are reported in commercial real estate, commercial business, and construction loans. During 2004, we originated $69.5 million of small business loans, as compared to $46.5 million in 2003, and $46.2 million in 2002. Also, during 2004, the Company sold $46.4 million of SBA loans for a net gain of $1.5 million, compared with a sale of $41.5 million for a net gain of $3.0 million and a sale of $29.4 million for a net gain of $1.8 million in 2003 and 2002, respectively.

      Consumer Lending. We provide residential mortgage (one to four family) and home equity loans for our customers.

      Residential Mortgages. Although we have placed our primary emphasis on the origination of commercial loans, we also originate consumer loans to meet the needs of our retail customer base. The majority of our consumer loan originations are residential mortgage loans. We originated $234.5 million of residential mortgage loans in 2004, $199.2 million in 2003, and $128.4 million in 2002. The increase in loan originations in 2004 reflects the continued strong refinance and purchase activities resulting from the low market interest rate environment.

      We offer fixed-rate and adjustable-rate loans, including intermediate fixed-rate mortgages. Our fixed-rate loans have terms of 15 or 30 years. Intermediate fixed-rate mortgages have fixed interest rates for five years and then adjust annually thereafter. We also offer ARM loans, with interest rates that are fixed for six months and then readjust every six months.

      At December 31, 2004, we had approximately 1,908 residential mortgage loans, totaling $434.3 million. At that date, the balance of an average residential mortgage loan in our portfolio was approximately $228,000 per loan.

      Home Equity Lines of Credit (“HELOC”) and Other Consumer Loans. We also make consumer loans, almost all of which are home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate. At December 31, 2004, we had approximately $45.9 million residential mortgage HELOCs and other consumer loans totaling $2.1 million. At that date, the balance of an average residential mortgage HELOC and other consumer loans in our portfolio was approximately $74,000 per loan.

Loans Held for Sale

      The Company from time to time will sell loans to third parties. At December 31, 2004, we had approximately 396 multifamily loans held for sale with a total balance of $295.3 million. The average balance of such loans was $746,000 per loan. We also had approximately 32 commercial real estate loans held for sale with a total balance of $26.9 million at December 31, 2004. The average balance of such loans was $840,000 per loan. At December 31, 2004, we had approximately 16 commercial business loans held for sale with a total balance of $3.3 million. The average of such loans was $209,000 per loan.

Deposits

      Our depositors are primarily ethnic Chinese households, small- and medium-sized businesses owned by ethnic Chinese, and ethnic Chinese business executives, professionals and other individuals. We offer a range of deposit products that are traditionally provided by commercial banks. For interest-bearing deposits, the interest rates that we pay vary depending on the size, term and type of deposit. We set our interest rates based on our need for funds and market competition. As of December 31, 2004, the State of California had deposits totaling $370.0 million, or greater than 5% of total deposits. Excluding this depositor, the top 100 depositors with the largest aggregate account balances held less than 15.5% of our total deposits. At December 31, 2004, our weighted average cost of deposits was 1.59%.

Competition

      The banking and financial services industry in California, and particularly in our market areas, is highly competitive. This is due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

•	Commercial banks

•	Savings and loan associations

•	Securities and brokerage companies

•	Mortgage companies

•	Insurance companies

•	Finance companies

•	Money market funds

•	Credit unions

•	Other nonbank financial services providers

      Many of our competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and may offer a broader array of financial services. To compete with these financial services providers, we rely on local promotional activities, personal relationships established by our officers, directors and bilingual employees with customers, and specialized services tailored to meet our customers’ needs.

      We also believe that we have several major competitors targeting the ethnic Chinese markets in California. These competitors have branch locations in many of the same neighborhoods, provide similar services, and market their services in similar Asian publications and media in California. Additionally, we compete with numerous financial institutions that do not target the ethnic Chinese markets in California.

Historical Operations

      We are a full-service commercial bank serving primarily the ethnic Chinese and Asian communities in our market areas, offering an array of commercial banking services and products to our customers. However, until 1996, our portfolio consisted principally of traditional thrift activities of originating residential mortgage (one to four family) loans, which we pooled or sold in the secondary market and retained the loan servicing rights, multifamily mortgages and commercial mortgages. As a result of increased competition in the mortgage banking business, profit margins contracted and loan servicing rights declined in value, due in part to higher levels of prepayments. In the mid to late 1990’s, our Board of Directors decided to shift our business focus from that of a traditional thrift to a full-service commercial bank. The Board saw opportunities to further improve our long-term prospects, in part by taking advantage of our significant market share and our cross-selling opportunities to the ethnic Chinese and Asian communities in our market areas. In order to implement the Board of Directors’ new strategy, we realigned responsibilities among senior management, and hired new officers experienced in commercial banking and in small business lending within our market areas.

      In 1996, we established our Commercial Banking Division to offer an array of commercial bank services and products mainly to our customers in the ethnic Chinese communities. Since its establishment, we recorded approximately $6.01 billion in new commercial loan commitments. We also opened a commercial, construction and small business lending office in Pasadena, California, in the second quarter of 1998. We hired a team of commercial loan officers experienced in commercial lending and a group of experienced small business banking officers, all previously affiliated with one of the leading lenders focusing on small business lending to Asians, to staff the new office. Additionally, we transferred our Director of Construction Lending to the Pasadena office to cultivate new construction lending relationships in Southern California.

      In January 1998, the Bank changed its name to United Commercial Bank from United Savings Bank, F.S.B., to reflect our new focus on commercial banking. On July 31, 1998, the Bank converted from a savings bank to a California-chartered commercial bank, and UCBH Holdings, Inc. became our bank holding company.

      In April 1998, in a private offering the Company issued common stock to various institutional purchasers and individuals. In conjunction with the private offering pursuant to the terms of an Exchange and Redemption Agreement with selling stockholders, $120.0 million of the proceeds was exchanged for all of the shares of common stock then owned by the selling stockholders. Following the Company’s offering, the Company’s common stock began trading on The NASDAQ Stock Market under the UCBH ticker on November 5, 1998.

      In 2000, we established two new divisions to grow our commercial banking presence. In June 2000, we established the Asia Banking Division now known as the Private Client Services Division to build new and strengthen existing relationships with high net-worth clients doing business in Asia, primarily in Hong Kong, China and Taiwan. The International Banking Division was established in December 2000 to enhance the Bank’s presence in the international trade finance community and to promote the Bank as a full-service provider in that arena. Unlike larger financial institutions, we believe we provide a greater degree of personalized service, responding and adapting more quickly to customer needs.

      We are working to expand our presence in the Asian and ethnic Chinese markets in California, New York, and Hong Kong through our multilingual ATMs, and through our multilingual telephone banking system, customer service and loan officers, and our multilingual Internet web site. Additionally, we have established branches adjacent to Asian supermarkets in selected areas as another means of increasing our market share and deposit base.

      We believe these and other measures position us to take advantage of the opportunities that are present in our market areas, and enable us to better serve the growing ethnic Chinese markets especially in California.

      In 2002, we increased our presence in California through the acquisition of BCC which operated in California for over sixty years and, like the Bank, had deep roots in the Chinese communities of San Francisco and Los Angeles. We also purchased a branch in Brooklyn, New York, with total deposits of $13.5 million. This branch served as our platform in expanding our presence in the Greater New York area with a high concentration of ethnic Chinese.

      In 2003, we grew our presence in California through the acquisition of FCB, a full-service commercial bank headquartered in Rosemead, California, with four branches serving the San Gabriel Valley in Southern California. Additionally in 2003, we received a full banking license from the Hong Kong Monetary Authority, enabling us to establish a full-service branch in Hong Kong to further strengthen our international trade finance capabilities offered to our California-based customers who conduct business with companies in Hong Kong and Taiwan.

Supervision and Regulation

Introduction

      Both UCBH Holdings, Inc., as a bank holding company, and United Commercial Bank, as a commercial bank, are extensively regulated under both federal and state law. The following is a summary, but not a complete description, of certain laws and regulations that govern the activities of the Company and the Bank. These laws and regulations are intended to protect depositors, the FDIC Bank Insurance Fund and the banking system as a whole, and are not intended to protect security holders.

Regulation of the Company

      The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Company files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines the Company, and its non-bank subsidiaries (Delaware and Connecticut special purpose trusts). The Company is also a bank holding company under California law and, together with the Bank, is subject to examination by the California Department of Financial Institutions (the “DFI”).

      The Federal Reserve has the authority to require that the Company stop an activity, whether conducted directly or through a subsidiary or affiliate, if the Federal Reserve believes that the activity poses a significant risk to the financial safety, soundness or stability of the Bank. The Federal Reserve can also regulate provisions of certain debt of bank holding companies, including imposing ceilings on interest rates and requiring reserves on such debt. In certain cases, the Company will have to file written notice and obtain approval from the Federal Reserve before repurchasing or redeeming its equity securities. Additionally, the Federal Reserve imposes capital requirements on the Company as a bank holding company.

      As a registered bank holding company, the Company is required to obtain the approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act allows the Company to acquire voting shares of, or interest in, all or substantially all of the assets of a bank located outside the State of California, subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

      The Company and any subsidiaries which it may acquire or organize are deemed to be “affiliates” of the Bank within the meaning of that term as defined in the Federal Reserve Act and Federal Reserve Regulation W. This means, for example, that there are limitations on loans by the Bank to affiliates and on investments by the Bank in affiliates’ stock.

      The Company and any subsidiaries are also subject to certain restrictions with respect to engaging in non-banking activities, including the underwriting, public sale and distribution of securities and many insurance activities. Under the 1999 Gramm-Leach-Bliley Financial Modernization Act, qualifying bank holding companies may make an appropriate election to the Federal Reserve in order to become a “financial holding company” and may then engage in a full range of financial activities, including insurance, securities and merchant banking. See “Gramm-Leach-Bliley Financial Modernization Act” below. Although the Company currently qualifies to make the election, the Company has not elected to become a financial holding company. The Company continues to review its business plan to determine whether it would benefit from the expanded powers of a financial holding company status.

      As a company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on The NASDAQ Stock Market, the Company is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and the NASDAQ. See “Sarbanes-Oxley Act of 2002” below.

     Regulation of the Bank

      Bank Regulators. The Bank is a California state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable legal limits. The Bank is supervised, examined and regulated by the Commissioner of the DFI, as well as by the FDIC. Either of these regulators may take formal enforcement action if it determines that the financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of the Bank’s operations are unsatisfactory. Either of these agencies may also take action if the Bank or its management is violating or has violated any law or regulation. No regulator has taken any such action against the Bank in the past.

      Safety and Soundness Standards. The FDIC and the Federal Reserve have adopted guidelines that establish standards for safety and soundness of banks and bank holding companies. They are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC or the Federal Reserve determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency.

      The FDIC and the Federal Reserve also have safety and soundness regulations and accompanying guidelines on asset quality and earnings standards. The guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The guidelines also provide standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the agency may require the institution to submit and implement an acceptable compliance plan or face enforcement action.

      Other Regulations. The activities of the Bank as a consumer lender also are subject to regulations under various federal laws, including the Truth in Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Electronic Fund Transfer Act and the Fair Debt Collection Practices Act, the Community Reinvestment Act, as well as various state laws. These statutes impose requirements on the making, enforcement, and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Deposit Insurance Assessments

      The FDIC charges an annual assessment ranging from zero to $0.27 per $100 of domestic deposits for the insurance of deposits based on the risk that a particular institution poses to its deposit insurance fund. An institution’s premium assessment is based on the FDIC’s assessment of the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC. Legislation has from time to time been introduced in Congress which if enacted would among other things, require that all depository institutions pay some deposit insurance premiums.

      The Deposit Insurance Fund Act of 1996 included provisions to strengthen the Savings Association Insurance Fund (“SAIF”) and to repay outstanding bonds that were issued to recapitalize the SAIF’s predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions. After January 1, 2001, banks must contribute towards paying off the financing bonds, including interest. In 2004, the cost to the Bank was $0.02 per $100 of deposits for a total of $774,000.

      Capital Requirements. The Bank is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that the Bank is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called its “risk-based capital ratio”. Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk the Bank is subject to and thus more capital that is required. As of December 31, 2004, the Bank’s total risk-based capital ratio was 12.67%.

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

      Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital, in order to maintain a status as “Adequately Capitalized” by the FDIC. The “Well Capitalized” levels established by the FDIC are 10% and 5% for total risk-based capital ratio and Tier I risk-based capital ratio, respectively.

      In addition, the FDIC has regulations prescribing a minimum Tier I leverage ratio (Tier I capital to total adjusted assets, as specified in the regulations). Although the minimum leverage ratio of Tier I capital to total assets is 3%, to maintain a high regulatory rating banks must have a minimum Tier I leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2004, the Bank’s Tier I leverage ratio was 8.49%.

      The Bank was in compliance with the risk-weighted capital and leverage ratios at December 31, 2004. For further discussion of the Bank’s capital, refer to the Liquidity and Capital Resources section under “Management’s Discussion and Analysis” incorporated in Part II hereof by reference to the Company’s 2004 Annual Report to Shareholders.

      Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take “prompt corrective action” against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established the following capital categories to implement these provisions:

•	Well-capitalized has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a Tier I leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

•	Adequately capitalized has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the CAMELS rating system).

•	Undercapitalized has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the CAMELS rating system).

•	Significantly undercapitalized has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

•	Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

      Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution’s capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

      As of December 31, 2004, the Bank was classified as a well-capitalized institution under these definitions.

      Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered non-member bank, the Bank is subject to the fair lending requirements and reporting obligations involving home mortgage and small business lending operations of the CRA. Federal regulators are required to provide a written examination report of an institution’s CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. The Bank received an “Outstanding” rating for the past three CRA examinations. Since 2001, the FDIC and other federal bank regulatory agencies have been considering changes to their CRA regulations; while most of the proposals relate to small bank exemptions from some CRA obligations, it is possible that the final rule changes will affect large banks such as the Bank.

     Gramm-Leach-Bliley Financial Modernization Act of 1999

      Effective March 11, 2000, the Gramm-Leach-Bliley Financial Modernization Act (the “Act”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies which were established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

      Bank holding companies which qualify as “financial holding companies” can now, among other things, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. This liberalization of United States banking and financial services regulation applies both to domestic institutions and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the Act. As noted above, the Company has not elected to become a financial holding company.

      The Act also requires that federal financial institutions and securities regulatory agencies respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions (i) may not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed; (ii) may not disclose customer account numbers except to consumer reporting agencies; and (iii) must give prior disclosure of their privacy policies before establishing new customer relationships.

     USA PATRIOT Act

      Under Title III of the USA PATRIOT Act adopted by the U.S. Congress on October 26, 2001 to combat terrorism by strengthening the existing anti-money laundering provisions of the Bank Secrecy Act, FDIC insured banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA PATRIOT Act requires banks to engage in additional record keeping and reporting, requiring identification of owners of accounts, or of the customers of foreign banks with correspondent accounts, and restricting or prohibiting certain correspondent accounts. The Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, has also issued regulations to implement the provisions of the USA PATRIOT Act. Strict enforcement of these anti-money laundering rules has resulted in the assessment of significant fines and penalties against several commercial banks in 2004. The Bank’s compliance in this important area has been found satisfactory.

     Sarbanes-Oxley Act of 2002

      Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Exchange Act. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding certification of the financial statements by the chief executive officer and chief financial officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 700 days and are subject to rulemaking by the SEC. Although we anticipate that we will incur substantial accounting and other additional expense in complying with the new requirements under the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition.

      The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exception from such prohibitions for loans by the Bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. The Bank’s authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans the Bank may make to affiliates based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Neither the Company nor the Bank has ever made loans to its executive officer or director, nor do they intend to change this policy in the future.

     American Jobs Creation Act of 2004

      The American Jobs Creation Act of 2004 (“AJCA”), which was signed by the President of the United States of America on October 22, 2004, allows the Company, upon satisfaction of certain conditions, to repatriate permanently reinvested foreign earnings, as defined by new Section 965 of the Internal Revenue Code of 1986 (as amended) (the “Code”), at an effective tax rate of 5.25%. As of December 31, 2004, the Company has not yet completed the analysis necessary to determine if such repatriation for its subsidiary, the California Canton International Bank (Cayman) Ltd. in the Cayman Islands, is prudent. Since December 31, 2004, additional guidance on this matter has been issued by the Internal Revenue Service, and the Company is currently reviewing the guidance to determine if it provides clarification for the Company to complete its assessment of the financial statement and tax impact of Section 965 of the Code. The ultimate impact to the Company which may result from the AJCA and the possible repatriation of funds from our subsidiary, the California Canton International Bank (Cayman) Ltd., is not known at this time.

Employees

      At December 31, 2004, we had 828 full-time equivalent employees. None of the employees is covered by a collective bargaining agreement. We consider our relationship with our employees to be satisfactory.

Availability of Exchange Act Reports on the Company’s Web Site and from the SEC

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

      The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC web site is www.sec.gov.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of the executive officers of the Company and the Bank as of March 16, 2005. There are no family relationships between any director or executive officer and any other director or executive officer of the Company or the Bank.

Name	Age	Position with the Company and the Bank

Thomas S. Wu	46	Chairman, President and Chief Executive Officer
Jonathan H. Downing	53	Executive Vice President and Chief Financial Officer
Daniel M. Gautsch	57	Executive Vice President and Director of Enterprise Risk Management
Sylvia Loh	49	Executive Vice President and Director of Commercial Banking
Ebrahim Shabudin	57	Executive Vice President and Chief Credit Officer
Alan Thian	52	Executive Vice President and Regional Director, Southern California
Ka Wah Tsui	52	Executive Vice President and General Manager, Greater China Region
Joseph W. Kwok	63	Senior Vice President and Director of Private Client Services
Dennis A. Lee	62	Senior Vice President, Corporate Counsel and Assistant Corporate Secretary
Gabriel Li	60	Senior Vice President and Director of Operations
Peter Y. Sun	61	Senior Vice President and Regional Director, New York Region
David Wang	44	Senior Vice President and Director of Retail Banking
Roy Bradford Zirkle	54	Senior Vice President and Chief Information Officer
Carol F. Zoner	46	Senior Vice President and Director of Human Resources

      The Chief Executive Officer updates the Company and the Bank’s Management Succession Plan on an annual basis for review by the Human Resources Committee and the Board of Directors.

      Mr. Thomas S. Wu was appointed Chairman, President, and Chief Executive Officer of UCBH and UCB on October 10, 2001. Prior to this appointment, he served as President and Chief Executive Officer of UCB effective January 1, 1998. Prior to that appointment, Mr. Wu was the Executive Vice President and Director of UCB as of September 25, 1997. Mr. Wu was elected President and Chief Executive Officer of UCBH effective March 26, 1998, and as a director of UCBH on April 17, 1998. Previously, Mr. Wu was the Director of Customer Care for Pacific Link Communications Limited in Hong Kong where he was responsible for formulating and implementing customer care, customer retention, and customer communications strategies. Prior to joining UCBH, Mr. Wu held various banking positions with First Pacific Bank in Hong Kong, Chase Manhattan Bank, Banque Nationale De Paris and Standard Chartered Bank.

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

      Mr. Daniel M. Gautsch was appointed Executive Vice President and Director of Enterprise Risk Management effective February 7, 2005. Prior to joining UCB, Mr. Gautsch was the Assistant Regional Director, San Francisco Region of the FDIC responsible for overseeing over 270 insured institutions in Alaska, Hawaii, Northern California, Oregon, Washington and the Pacific Rim. His career at the FDIC spanned more than 30 years during which he served in various management and other positions.

      Ms. Sylvia Loh has been an Executive Vice President and Director of Commercial Banking of UCBH and UCB since July 1, 2002, and joined UCB as Vice President and Head of Commercial Banking in January

1996. From 1992 to 1996, Ms. Loh held the position of Vice President, Relationship Manager at Bank of America, International Trade Division.

      Mr. Ebrahim Shabudin was appointed Executive Vice President and Chief Credit Officer of UCBH and UCB effective January 1, 2004. Prior to this appointment, he served as Executive Vice President and Chief Credit Officer Designate effective October 8, 2003. Previously, Mr. Shabudin was the Managing Director of Credit Risk Management with Deloitte & Touche LLP. Prior to that, Mr. Shabudin worked for Bank of America in various management positions for over 25 years with the most recent experience as Senior Vice President and Credit Policy Executive.

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

      Mr. Ka Wah Tsui was appointed Executive Vice President and General Manager, Greater China Region effective January 1, 2005. Prior to this appointment, he served as Senior Vice President and General Manager of our Hong Kong Branch since September 2003. Previously, Mr. Tsui held various management positions at Citibank, First Pacific Bank and International Bank of Asia in Hong Kong.

      Mr. Joseph W. Kwok has been the Senior Vice President and Director of Private Client Services (formerly Asia Banking) of UCBH and of UCB since June 30, 2000. Prior to his appointment, he served as Vice President of the Asia Banking Center of Bank of America, San Francisco, since July 1, 1998. Prior to that, he served as Senior Vice President and Managing Director of the Asia Banking Division at the Bank of San Francisco since July 1, 1996.

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

      Mr. David Wang was appointed Senior Vice President and Director of Retail Banking for UCBH and UCB since October 16, 2004. Prior to that appointment, Mr. Wang has been the First Vice President and Head of Business Banking Group since January 1998. Previously, Mr. Wang was the Senior Vice President and Regional Manager in charge of Small Business Lending with East West Bank from 1994 to 1998. Prior to that, Mr. Wang was a Vice President with General Bank and was responsible for assisting in the establishment of the SBA Division as well as loan production and administration from 1990 to 1994.

      Mr. Roy Bradford Zirkle was appointed Senior Vice President and Chief Information Officer of UCBH and UCB effective August 1, 2003. Previously, Mr. Zirkle served as First Vice President and Manager of Information Services of UCB since 1993. Prior to that appointment, he served as Vice President and Manager of Central Operations of UCB since 1991.

      Ms. Carol F. Zoner was appointed Senior Vice President and Director of Human Resources of UCBH and UCB effective October 1, 2004. Prior to this appointment, Ms. Zoner served as Director of Human Resources with Heller Ehrman White & McAuliffe LLP. Previously, Ms. Zoner was the Senior Vice President of Human Resources for Bayview Capital Corporation from 1998 to 2003. She has more than 20 years of experience in Human Resources management, the majority of which was in the financial services industry.

Item 2.     Properties

      The Company’s principal offices are located at 555 Montgomery Street in San Francisco, California, which served as the Company’s and the Bank’s headquarters during the second half of 2004. The Bank owns this office building through its subsidiary, United Commercial Bank Building Corporation (formerly known as Bank of Canton of California Building Corporation). The Bank owns an office building located at 711 Van Ness Avenue in San Francisco, California. The Bank owns five branch facilities and leases all of its remaining branch and office facilities under noncancellable operating leases, many of which contain renewal options and some of which have escalation clauses.

      At December 31, 2004, the aggregate net book value of premises and equipment were comprised of the following (dollars in thousands):

Office building at 555 Montgomery Street, San Francisco, California	$54,365
Office building at 711 Van Ness Avenue, San Francisco, California	14,539
Aggregate book value of all other premises and equipment	20,334

Item 3.     Legal Proceedings

      The Company’s wholly owned subsidiary, United Commercial Bank, has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business.

      Management is not currently aware of any litigation that in management’s opinion will have a material adverse impact on the Company’s consolidated financial condition or the results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Information on the principal market for and trading price of the Company’s common stock, the number of holders of such stock, and dividend payments is incorporated by reference from the information contained in the sections captioned “Trading Price of Common Stock” and “Note 13 Stockholders’ Equity and Regulatory Capital Requirements” in the Company’s 2004 Annual Report to Shareholders. Information regarding securities authorized for issuance under equity compensation plans appears in Item 12 of this report.

Item 6.	Selected Financial Data

      The information required by this item is incorporated by reference from the information contained in the section captioned “Selected Consolidated Financial Data” in the Company’s 2004 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference from the information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required by this item is incorporated by reference from the information contained in the section captioned “Market Risk Management” in the Company’s 2004 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference from the information contained in the sections captioned “Report of Independent Registered Public Accounting Firm,” “Consolidated Balance Sheets,” “Consolidated Statements of Income,” “Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss),” “Consolidated Statements of Cash Flows” and “Notes to Consolidated Financial Statements,” and “Unaudited Supplemental Information” in the Company’s 2004 Annual Report to Shareholders. Please see Item 15 of this report for information concerning financial statements and schedules filed with this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

      The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and as result of the material weakness described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and board of directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

      Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

      As a result of its assessment, management has concluded that, as of December 31, 2004, the Company did not maintain effective controls over the financial reporting process because the Company had a shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply generally accepted accounting principles to the Company’s transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America.

      Management has determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      This material weakness resulted in material audit adjustments to the 2004 financial statements as well as adjustments to incorrect and omitted footnote disclosures, including, but not limited to, Segment Information, Federal and State Taxes on Income and Mortgage Servicing. Additionally, this material weakness could result in a material misstatement of annual or interim financial statements that would not be prevented or detected.

      Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria described in the COSO Internal Control — Integrated Framework.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weakness

      As discussed in Management’s Report on Internal Control over Financial Reporting, as of December 31, 2004, there was a material weakness in the Company’s internal control over financial reporting. The Company has authorized the addition of sufficient staff members to the finance department to ensure that it has the depth and experience within the department to prepare its financial statements and disclosures in accordance with GAAP. In that regard, the Company has hired two senior finance executives for the finance department, including a tax specialist and a senior vice president who will be responsible for managing a team which will focus on improvement of the Company’s financial accounting processes. The Company is also currently in the process of recruiting additional finance executives to further strengthen the finance department.

      Through these steps, the Company believes it is addressing the deficiencies that affected its internal control over financial reporting as of December 31, 2004. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Changes in Internal Control Over Financial Reporting

      The Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to our directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Proposal 1. Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2005 (the “Proxy Statement”). The information required by this item with respect to the executive officers of the Company, appears under “Executive Officers of the Registrant” in Item 1 of Part I of this report.

      The information required by this item with respect to the Company’s Code of Conduct is incorporated by reference from the information contained in the section captioned “Code of Conduct” in the Proxy Statement. The Code of Conduct is publicly available on our web site at www.ucbh.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that web site.

Item 11.	Executive Compensation

      The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

      The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Director Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information contained in the sections captioned “Security Ownership of Certain Beneficial Owners” and “Proposal 1. Election of Directors” in the Proxy Statement.

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

      (a) The following documents are filed as part of this report:

(1) The Report of Independent Registered Public Accounting Firm and the following consolidated financial statements of the Company are incorporated herein by reference to the 2004 Annual Report to Shareholders. Page number references are to the 2004 Annual Report to Shareholders.

      (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements, or the notes thereto.

      (3) Exhibits:

The exhibits filed as a part of this Form 10-K are as follows (filed herewith unless otherwise noted):

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.*****
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated*****
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)
4.0	Form of Stock Certificate of UCBH Holdings, Inc.*
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures**
4.2	Form of Certificate of Series B Junior Subordinated Debenture**
4.3	Certificate of Trust of UCBH Trust Co.**
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.**
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.**
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities**
4.7	Rights Agreement dated as of January 28, 2003***
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu*******
10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing*******
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank*******
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank*******

10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan******
10.6	Executive Deferred Compensation Plan
10.7	Director Deferred Compensation Plan
13.0	2004 Annual Report to Shareholders
21.0	Subsidiaries of UCBH Holdings, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.
32	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.

*	Incorporated by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-1 filed with the SEC on July 1, 1998 (SEC File No. 333-58325).

**	Incorporated by reference to the Exhibit of the same number in the Company’s Registration Statement on Form S-4 filed with the SEC on July 1, 1998 (SEC File No. 333-58335).

***	Incorporated by reference to Exhibit 1 of the Company’s current report on Form 8-K filed with the SEC on January 29, 2003 (SEC File No. 0-24947).

****	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (SEC File No. 0-24947).

*****	Incorporated by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on May 10, 2004, (SEC File No. 0-24947).

******	Incorporated herein by reference to Exhibit 4.2 from the Company’s Registration Statement filed on Form S-8, filed with the Securities and Exchange Commission on October 4, 2004, (SEC File No. 333-119518).

*******	Incorporated herein by reference to the exhibit of the same number from the Company’s Form 10-Q for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on November 9, 2004 (SEC File No. 0-24947).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005

UCBH HOLDINGS, INC.

By:	/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President,
Chief Financial Officer, and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President, Chief Executive Officer, and Director (principal executive officer)	March 16, 2005

/s/ Jonathan H. Downing Jonathan H. Downing	Executive Vice President, Chief Financial Officer, and Director (principal financial and accounting officer)	March 16, 2005

/s/ Anthony Y. Chan Anthony Y. Chan	Director	March 16, 2005

/s/ Joseph J. Jou Joseph J. Jou	Director	March 16, 2005

/s/ Li-Lin Ko Li-Lin Ko	Director	March 16, 2005

/s/ Ronald S. McMeekin Ronald S. McMeekin	Director	March 16, 2005

/s/ Michael Tun Zan Michael Tun Zan	Lead Director	March 16, 2005

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	March 16, 2005

/s/ Joseph S. Wu Joseph S. Wu	Director	March 16, 2005