Form 10-Q
period 2005-03-31
UCBH HOLDINGS INC
filed 2005-05-10
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2005.
OR
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___to ___.

Commission File Number: 000-24947

UCBH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 315-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of April 30, 2005, the Registrant had 91,492,672 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Value)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Cash and due from banks	$93,119	$73,864
Federal funds sold	35,000	134,500
Investment and mortgage-backed securities available for sale, at fair value	1,164,687	1,169,140
Investment and mortgage-backed securities held to maturity, at cost (fair value of $322,455 and $331,969 at March 31, 2005, and December 31, 2004, respectively)	318,792	325,202
Federal Home Loan Bank stock and other equity securities	57,318	56,867
Loans held for sale, at the lower of cost or market value	278,817	326,007
Loans held in portfolio	4,362,231	4,050,741
Allowance for loan losses	(57,547)	(56,472)

Net loans held in portfolio	4,304,684	3,994,269

Accrued interest receivable	27,797	24,507
Premises and equipment, net	88,069	89,238
Goodwill	68,301	68,301
Other intangibles, net	18,584	17,576
Other assets	33,604	36,210

Total assets	$6,488,772	$6,315,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$451,566	$428,602
Interest-bearing deposits	4,911,170	4,787,260

Total deposits	5,362,736	5,215,862

Borrowings	381,250	407,262
Subordinated debentures	136,000	136,000
Accrued interest payable	7,632	6,110
Other liabilities	105,869	66,435

Total liabilities	5,993,487	5,831,669

Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at March 31, 2005, and December 31, 2004; 91,440,406 and 91,131,824 shares issued and outstanding at March 31, 2005, and December 31, 2004, respectively	915	456
Additional paid-in capital	205,965	203,432
Accumulated other comprehensive loss	(17,737)	(6,498)
Retained earnings — substantially restricted	306,142	286,622

Total stockholders’ equity	495,285	484,012

Total liabilities and stockholders’ equity	$6,488,772	$6,315,681

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$66,625	$52,894
Funds sold and due from banks	638	14
Investment and mortgage-backed securities	16,759	17,408

Total interest income	84,022	70,316

Interest expense:
Deposits	22,061	14,746
Short-term borrowings	316	606
Subordinated debentures	2,314	1,953
Long-term borrowings	3,965	3,471

Total interest expense	28,656	20,776

Net interest income	55,366	49,540
Provision for loan losses	1,190	2,174

Net interest income after provision for loan losses	54,176	47,366

Noninterest income:
Commercial banking and other fees	2,348	1,869
Service charges on deposits	664	616
Gain on sale of securities, net	609	3,861
Gain on sale of SBA loans, net	1,084	511
Gain on sale of multifamily loans	3,752	—
Equity loss in other equity investments	(411)	—

Total noninterest income	8,046	6,857

Noninterest expense:
Personnel	14,740	12,915
Occupancy	2,646	1,546
Data processing	1,624	1,294
Furniture and equipment	1,246	1,029
Professional fees and contracted services	2,509	1,523
Deposit insurance	188	205
Communication	257	296
Core deposit intangible amortization	284	233
Miscellaneous expense	3,719	3,773

Total noninterest expense	27,213	22,814

Income before income tax expenses	35,009	31,409
Income tax expense	13,203	11,590

Net income	$21,806	$19,819

Basic earnings per share	$0.24	$0.22

Diluted earnings per share	$0.23	$0.21

Dividends declared per share	$0.03	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except for Per Share Data)
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
			Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at December 31, 2003	90,076,756	$450	$208,990	$(3,245)	$208,271	$414,466
Net income	—	—	—	—	19,819	19,819	$19,819
Other comprehensive gain, net of tax	—	—	—	9,489	—	9,489	9,489

Comprehensive income	—	—	—	—	—	—	$29,308

Stock options exercised, including related tax benefit	179,304	1	1,486	—	—	1,487
Cash dividend $0.02 per share	—	—	—	—	(1,809)	(1,809)

Balance at March 31, 2004	90,256,060	$451	$210,476	$6,244	$226,281	$443,452

Balance at December 31, 2004	91,131,824	$456	$203,432	$(6,498)	$286,622	$484,012
Net income	—	—	—	—	21,806	21,806	$21,806
Other comprehensive loss, net of tax	—	—	—	(11,239)	—	(11,239)	(11,239)

Comprehensive income	—	—	—	—	—	—	$10,567

Stock options exercised, including related tax benefit	308,582	2	2,990	—	—	2,992
Cash dividend $0.03 per share	—	—	—	—	(2,286)	(2,286)
Stock split	—	457	(457)	—	—	—

Balance at March 31, 2005	91,440,406	$915	$205,965	$(17,737)	$306,142	$495,285

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from operating activities:
Net income	$21,806	$19,819
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,190	2,174
Amortization of purchase price adjustments	(115)	(149)
Amortization of intangibles	826	233
Depreciation and amortization of premises and equipment	1,999	1,360
Gain on sale of loans held in portfolio, securities, and other assets, net	(1,648)	(4,372)
Other, net	(747)	344
Changes in operating assets and liabilities:
Net change in loans held for sale	45,853	—
(Increase) decrease in accrued interest receivable	(3,290)	(546)
(Increase) decrease in other assets	10,592	(14,907)
Increase (decrease) in accrued interest payable	1,522	1,054
Increase in other liabilities	41,285	11,064

Net cash provided by operating activities	119,273	16,074

Cash flows from investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	305,150	60,366
Purchases	(347,610)	(365,179)
Sales	26,345	386,341
Called	2,000	54,946
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	6,366	4,792
Purchases	—	(32,941)
Loans held in portfolio originated and purchased, net of principal collections	(326,673)	(193,311)
Proceeds from the sale of loans held in portfolio	18,414	33,801
Purchases of premises and other equipment	(668)	(2,271)
Other investing activities, net	(3,309)	(899)

Net cash used in investment activities	(319,985)	(54,355)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	79,948	110,861
Net increase (decrease) in time deposits	66,926	117,192
Net decrease in short-term borrowings	(25,897)	(129,124)
Repayments on long-term borrowings	—	(6,000)
Proceeds from stock option exercises	1,313	823
Payment of cash dividend on common stock	(1,823)	(1,351)

Net cash provided by financing activities	120,467	92,401

Net increase (decrease) in cash and cash equivalents	(80,245)	54,120
Cash and cash equivalents at beginning of period	208,364	76,786

Cash and cash equivalents at end of period	$128,119	$130,906

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$27,133	$20,250
Income taxes	1,953	284
Non-cash investing and financing activities:
Loans securitized	—	98,473
Income tax benefit from stock option exercised	1,679	663

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

     UCBH Holdings, Inc. (the “Company” or “UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank” or “UCB”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California and New York, and internationally through its full-service branch in Hong Kong, which was opened during the second half of 2003 under a license granted by the Hong Kong Monetary Authority. During the three months ended March 31, 2004, the Company’s wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”), commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). The Company also has representative offices in Shenzhen, China and Taipei, Taiwan.

Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all normal recurring adjustments which the Company considers necessary for a fair statement of the financial statements of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements include the accounts of the Company and most of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The wholly owned subsidiaries not included in the consolidated results are certain special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures. These trusts are excluded pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, issued by the FASB in December of 2003, as the Company is not deemed to be the primary beneficiary. The Company also invests in affordable housing and small business corporations, limited liability companies, and limited partnerships as a result of Community Reinvestment Act (“CRA”) requirements. Such investments are generally accounted for under the equity or cost method pursuant to Accounting Principles Board (the “APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Additionally, the Company recognizes a liability and a corresponding increase in CRA investments for delayed equity contributions that are unconditional and legally binding relating to affordable housing investments pursuant to Emerging Issues Task Force (“EITF”) Issue No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Other commitments are disclosed in Note 8. None of these investments meet the requirements of FIN 46R, and therefore, are not consolidated.

     On January 27, 2005, the Company declared a two-for-one stock split in the form of a stock dividend for the shareholders of record as of March 31, 2005, and distributable on April 12, 2005. Accordingly, the financial statements for all periods presented have been restated to reflect the effect of the stock split.

     Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     Please refer to the audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, for additional details of the Company’s financial position, as well as for a description of the Company’s significant accounting policies, which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

Reclassification

     Certain reclassifications have been made to prior years’ consolidated financial statements in order to conform to the current period’s presentation.

Accounting for Stock-Based Compensation

     The Company has elected to continue accounting for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB No. 25, the Company records no stock-based employee compensation cost if the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

     Had compensation cost for the Company’s stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the three months ended March 31, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the pro forma amounts as follows (dollars in thousands, except for per share data):

	Three Months Ended March 31,
	2005	2004
Net income:
As reported	$21,806	$19,819
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,162)	(1,292)

Pro forma net income	$19,644	$18,527

Basic earnings per share:
As reported	$0.24	$0.22
Pro forma	$0.22	$0.21
Diluted earnings per share:
As reported	$0.23	$0.21
Pro forma	$0.20	$0.20

     If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table. The impact of outstanding non-vested stock options has been excluded from the pro forma calculation.

     These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Dividend yield	0.56%	0.42%
Volatility	22.07%	26.03%
Risk-free interest rate	4.16%	4.04%
Expected lives (years).	7.6	7.4

2. Recent Accounting Pronouncements

Other-Than-Temporary Impairment and Its Application to Certain Investments

     In March 2004, the FASB approved the consensus reached on the EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 clarifies the investment impairment methodology for debt and equity securities within the scope of SFAS No. 115, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations”, and for equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion No. 18 and related interpretations (hereinafter referred to as “cost method investments”).

     Certain disclosure requirements regarding investments accounted for under SFAS No. 115 and SFAS No. 124 are effective for annual financial statements for fiscal years ending after December 31, 2003. These currently effective disclosure requirements have been adopted by the Company and did not have a material impact on the financial condition or operating results of the Company. Additional disclosure requirements regarding cost method investments are effective for annual periods ending after June 15, 2004. The adoption of these disclosure requirements did not have a material impact on the financial condition or operating results of the Company.

     In September 2004, the FASB issued a final FASB Staff Position (“FSP”), FSP EITF 03-1-1, delaying the effective date of the measurement and recognition guidance indefinitely. Excluding the deferred guidance, the adoption of EITF No. 03-01 did not have a material impact on the financial condition or operating results of the Company.

Accounting for Stock-Based Compensation

     On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R had been scheduled to be effective for the interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R, so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Thus, SFAS No. 123R will not become effective for the Company until January 1, 2006.

     SFAS No. 123R may be adopted using one of two methods: (1) A “modified perspective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The adoption of SFAS No. 123R may have a material impact on the Company’s financial position and results of operation.

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

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.

3. Cash and Due From Banks

     The following table summarizes the interest-bearing and noninterest-bearing components of cash and due from banks at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Interest-bearing	$24,013	$16,556
Noninterest-bearing	69,106	57,308

Total Cash and Due From Banks	$93,119	$73,864

     The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At March 31, 2005, and December 31, 2004, the reserve requirement was $10.1 million and $6.8 million, respectively.

4. Loans

     Loans held in portfolio in the commercial banking business consist of the following at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$2,083,232	$1,951,020
Secured by real estate — multifamily	908,412	865,483
Construction	326,271	291,080
Business	544,308	468,220

Total commercial loans	3,862,223	3,575,803

Consumer:
Residential mortgage (one to four family)	455,708	434,323
Other	51,124	47,926

Total consumer loans	506,832	482,249

Gross loans held in portfolio	4,369,055	4,058,052
Net deferred loan fees	(6,824)	(7,311)

Loans held in portfolio	4,362,231	4,050,741
Allowance for loan losses	(57,547)	(56,472)

Net loans held in portfolio	$4,304,684	$3,994,269

     The activity in the allowance for loan losses and allowance for losses related to unfunded commitments consists of the following for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126
Allowance for losses — unfunded commitments	3,940	2,737

Total allowance for losses at beginning of year	60,412	60,863
Provision for losses	1,190	2,174
Loans charged off	(134)	(748)
Recoveries of loans previously charged off	27	15

Total allowance for losses at end of period	$61,495	$62,304

Allowance for loan losses	$57,547	$59,488
Allowance for losses — unfunded commitments	3,948	2,816

Total allowance for losses at end of period	$61,495	$62,304

     Loans held for sale portfolio consists of the following at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$28,205	$26,882
Secured by real estate — multifamily	246,990	295,253
Business	2,431	3,337

Gross loans held for sale	277,626	325,472
Net deferred loan costs	1,191	535

Loans held for sale, at lower of cost or market value	$278,817	$326,007

5. Core Deposit Intangibles

     The gross carrying amount and the associated accumulated amortization for core deposit intangibles, which are included in other intangibles on the consolidated balance sheets, as of March 31, 2005, and December 31, 2004, are as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004
Core deposit intangibles, gross	$13,100	$13,100
Accumulated amortization	(3,555)	(3,271)

Core deposit intangibles, net	$9,545	$9,829

     For the three months ended March 31, 2005, core deposit intangibles were reviewed for impairment, and it was determined there was no impairment. The activity in core deposit intangibles, net consists of the following for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Balance at December 31, 2004	$9,829
Addition/Capitalization	—
Purchases	—
Amortization	(284)
Write-downs	—
Other	—

Balance at March 31, 2005	$9,545

Balance at December 31, 2003	$11,111
Addition/Capitalization	—
Purchases	—
Amortization	(233)
Write-downs	—
Other	—

Balance at March 31, 2004	$10,878

6. Mortgage Servicing Rights

     The gross carrying amount and the associated accumulated amortization for mortgage servicing rights, which are included in other intangibles on the consolidated balance sheets, as of March 31, 2005, and December 31, 2004, are as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004
Mortgage servicing rights, gross	$10,983	$9,149
Accumulated amortization	(1,944)	(1,402)

Mortgage servicing rights, net	$9,039	$7,747

     Amortization expense on mortgage servicing rights is recorded as a reduction in loan servicing fee income and reported as part of commercial banking and other fees. For the three months ended March 31, 2005, mortgage servicing rights were reviewed for impairment and it was determined there was no impairment. The activity in mortgage servicing rights, net consists of the following for the three months ended March 31, 2005 and 2004 (dollars in thousands):

Balance at December 31, 2004	$7,747
Addition/Capitalization	1,834
Purchases	—
Amortization	(542)
Write-downs	—
Other	—

Balance at March 31, 2005	$9,039

Balance at December 31, 2003	$4,006
Addition/Capitalization	188
Purchases	—
Amortization	(154)
Write-downs	—
Other	—

Balance at March 31, 2004	$4,040

     The Company services real estate loans for others of $1.28 billion and $1.11 billion at March 31, 2005, and December 31, 2004, respectively. These loans are not included in the consolidated balance sheets. In connection therewith, the Company held trust funds of approximately $12.0 million and $14.1 million at March 31, 2005, and December 31, 2004, respectively, all of which were segregated in separate accounts and included in the respective balance sheets. Some agreements with investors to whom the Company has sold loans have provisions that could require repurchase of loans under certain circumstances. Management does not believe that any such repurchases will be significant.

7. Earnings Per Share

     On January 27, 2005, the Company declared a two-for-one stock split in the form of a stock dividend to shareholders of record as of March 31, 2005 and distributable on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of income for the three months ended March 31, 2005 and 2004, have been restated to reflect the impact of the stock split. Additionally, the numbers of issued and outstanding shares of the Company’s common stock on the consolidated balance sheets at March 31, 2005, and December 31, 2004, take into account the stock split. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (dollars in thousands, except shares and per share amounts):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Net income — basic	$21,806	91,228,070	$0.24	$19,819	90,199,188	$0.22
Effect of stock options	—	4,653,568		—	4,767,050

Net income — diluted	$21,806	95,881,638	$0.23	$19,819	94,966,238	$0.21

8. Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

     The Company is a party to derivative financial instruments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company does not hold or issue financial instruments for trading purposes. Financial instruments in the normal course of business include commitments to extend and purchase credit, forward commitments to sell loans, letters of credit, foreign exchange contracts, and interest-rate caps. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest-rate swap and cap transactions and forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest-rate swap and cap agreements, foreign exchange contracts, and forward commitments to sell loans through credit approvals, limits, and monitoring procedures. The Company does not require collateral or other security to support interest-rate swap transactions with credit risk.

     The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of March 31, 2005 and December 31, 2004 are as follows (dollars in millions):

	March 31,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$77.7	$75.6
Commercial (excluding construction)	457.2	451.9
Construction	254.5	260.4
Letters of credit	48.2	44.8
Foreign exchange contracts receivable	(275.0)	(176.6)
Foreign exchange contracts payable	275.1	176.0
Put options to buy	32.8	18.7
Put options to sell	(32.8)	(18.7)
Unfunded CRA investment commitments	7.4	8.3

Commitments

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

     Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by the customer’s inventories or by deposits held at the Company.

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

     Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and agreed-upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The Company may be a purchaser of interest-rate caps and swaps. At March 31, 2005, and December 31, 2004, no interest-rate caps or swaps were outstanding. For the three months ended March 31, 2005 and 2004, the impact of interest-rate caps and swaps to interest income was nil.

     Put options to buy are part of currency-linked deposits with other financial institutions. At the option of these third parties, UCB is required to buy a currency at a predefined exchange rate with another currency. Put options to sell are part of currency-linked deposits that customers have placed with UCB. At the option of UCB, the customer is obligated to buy a currency at a predefined exchange rate with another currency. The put options to buy and put options to sell, along with the related currency-linked deposits, offset each other.

     As disclosed in Note 1, the Company has CRA investments of which a portion has been funded or remains unfunded at March 31, 2005, and December 31, 2004. Fundings are made upon request by underlying investee companies based on original commitment amounts.

9. Segment Information

     In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has three reportable segments, which include domestic commercial banking, the Hong Kong branch and UCB Investment Services, Inc. The other column consists of the Hong Kong branch and UCB Investment Services, Inc. The intersegment column identifies the intersegment activities between the domestic commercial banking and other. Intersegment activities consist of funds sold and related interest by the Hong Kong branch to domestic commercial banking, Hong Kong branch short-term borrowings and related transfer pricing interest with domestic commercial banking, and a UCB Investment Services, Inc. deposit account with domestic commercial banking. Transfer pricing interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. UCB Investment Services, Inc. and the Hong Kong branch commenced operations in the last half of 2003. The following is segment information for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Domestic
	Commercial
	Banking	Other	Intersegment	Total
Three months ended March 31, 2005:
Total interest income	$82,890	$3,742	$(2,610)	$84,022
Net interest income	56,561	725	(1,920)	55,366
Net income (loss)	24,292	(533)	(1,953)	21,806

Three months ended March 31, 2004:
Total interest income	70,095	529	(308)	70,316
Net interest income	49,540	207	(207)	49,540
Net income	21,405	(1,389)	(197)	19,819

10. Federal and State Taxes on Income

     The American Jobs Creation Act of 2004 (“AJCA”), which was signed by the President of the United States of America on October 22, 2004, allows the Company, upon satisfaction of certain conditions, to repatriate reinvested foreign earnings, as defined by new Section 965 of the Internal Revenue Code (“IRC”) of 1986 (as amended), at an effective tax rate of 5.25%.

     As of April 21, 2005, the Company is considering a repatriation of up to $30 million of unremitted earnings and may record an income tax benefit of between $0 and $3.9 million as a result of the above mentioned repatriation provision for the calendar year ending December 31, 2005. As the Company has not yet completed the analysis necessary to determine the amount, if any, of the repatriation of foreign earnings subject to Section 965, no effect of any such repatriation has been reflected in its financial statements as of March 31, 2005. The Company expects to complete its evaluation of the effects of the repatriation no later than the third quarter of 2005.

11. Subsequent Event

     Management is preparing an evaluation of the merits of repaying the $30.0 million of Junior Subordinated Debentures issued in 1998, which have an interest rate of 9.375% and may be prepaid at par commencing in the second quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon specific assumptions that may or may not prove correct. Forward-looking statements are also subject to known and unknown risks, uncertainties and other factors relating to the Company’s and the Bank’s operations and business environment, all of which are difficult to predict, and many of which are beyond the control of the Company and the Bank. The factors include, among others:

•	economic and business conditions in the areas and markets in which the Company and the Bank operate, particularly those affecting loans secured by real estate;

•	deterioration or improvement in the ability of the Bank’s borrowers to pay their debts to the Bank;

•	market fluctuations such as those affecting interest and foreign exchange rates and the value of securities in which the Bank invests;

•	competition from other financial institutions, whether banks, investment banks, insurance companies or others;

•	the ability of the Bank to assimilate acquisitions, enter new markets and lines of business, and open new branches, successfully;

•	changes in business strategies;

•	changes in tax law and governmental regulation of financial institutions;

•	demographic changes; and

•	other risks and uncertainties, including those discussed in the documents the Company files with the Securities and Exchange Commission (“SEC”).

     The foregoing may cause the actual results and performance of the Company and the Bank to be materially different from the results and performance indicated or suggested by the forward-looking statements. Further description of the risks and uncertainties are included in detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

     The following discussion and analysis is intended to provide details of the results of operations of the Company for the three months ended March 31, 2005 and 2004, and financial position at March 31, 2005, and at December 31, 2004. The following discussion should be read in conjunction with the information set forth in the Company’s consolidated financial statements and notes thereto and other financial data included in this report.

SUMMARY RESULTS

     UCBH Holdings, Inc. (“we”, “our”, and the “Company”), the holding company of United Commercial Bank (the “Bank”), had net income of $21.8 million for the three months ended March 31, 2005, up 10%, compared with net income of $19.8 million for the three months ended March 31, 2004. Diluted earnings per share on a post-split basis was $0.23 for the three months ended March 31, 2005, compared with $0.21 for the three months ended March 31, 2004, adjusted for the April 12, 2005, two-for-one stock split.

     Our revenues for the three months ended March 31, 2005, consist of approximately 87.3% net interest income, which represents the difference between interest income and interest expense, and 12.7% noninterest income. We generate interest income primarily on the loans and securities that we hold in our portfolios. Interest expense results from the interest that we pay customers on their deposits and debt holders on our borrowings. Noninterest income results primarily from commercial banking fees, charges on deposit accounts, and gains on sales of multifamily loans, U.S. Small Business Administration (“SBA”) loans and securities.

     Our return on average assets (“ROA”) was 1.37% for the three months ended March 31, 2005, compared with 1.42% for the three months ended March 31, 2004. Our return on average equity (“ROE”) was 17.79% for the three months ended March 31, 2005, compared to 18.45% for the three months ended March 31, 2004. The reduced ROA and ROE in 2005 primarily reflect lower securities sales in the first quarter of 2005.

     Our efficiency ratio, which represents the ratio of total noninterest expense to the sum of net interest income and noninterest income, was comparable at 42.91% and 40.45% for the three months ended March 31, 2005 and 2004, respectively. The increase also primarily affects the reduced securities sales in the first quarter of 2005.

     Compared to the three months ended March 31, 2004, our interest income increased by $13.7 million, or 19.5%, to $84.0 million for the three months ended March 31, 2005, as a result of a $679.1 million increase in our average interest-earning assets primarily due to loan production. Our average loans outstanding were $4.51 billion for the three months ended March 31, 2005, compared with $3.84 billion for the three months ended March 31, 2004.

     As a financial institution, we are sensitive to fluctuations in market interest rates. As a result of the increases in market interest rates for the three months ended March 31, 2005, the yields on our loans and deposits have been increasing. Since the rate of the increase on loan yields was less than the rate of the increase on the cost of our deposits, our net interest margin, calculated on a tax equivalent basis, decreased from 3.74% to 3.72% for the three months ended March 31, 2005, when compared with the three months ended March 31, 2004.

     The ratio of allowance for loan losses was 1.32% at March 31, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $57.5 million at March 31, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses reflects the growth in the loan portfolio and the increase in commercial loans during the first quarter of 2005. During the first quarter of 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. In addition, the Bank experienced significantly lower net loan charge-offs during the first quarter of 2005, when compared with the net loan charge-offs for the first quarter of 2004. Accordingly, the Company provided $1.2 million for loan losses in the first quarter of 2005, compared with $2.2 million in the first quarter of 2004.

     Our noninterest income increased by 17.3% to $8.0 million for the three months ended March 31, 2005, compared with noninterest income of $6.9 million for the three months ended March 31, 2004. The Bank plans to continue to originate multifamily loans of which it intends to sell a portion. These loans will be classified as loans held for sale and are presented separately on the consolidated balance sheets. This increase resulted from: a) $3.8 million of gains on sales of multifamily loans in the first quarter of 2005, compared with no gains on sales of multifamily loan sales in the corresponding quarter of 2004; b) an increase of $479,000, or 25.6%, in commercial banking fees due to increased trade finance activity; and c) an increase of $573,000, or 112.1%, in gain on sale of SBA loans in the first quarter of 2005, compared with the first quarter of 2004. These gains were partially offset by a decrease in the gain on sale of securities from $3.9 million in the first quarter of 2004, compared with a gain on sale of securities of $609,000 in the first quarter of 2005.

     Noninterest expense was $27.2 million for the three months ended March 31, 2005, as compared to $22.8 million for the three months ended March 31, 2004. The overall increase primarily related to overall growth and Sarbanes-Oxley Act compliance costs. Personnel expenses increased to $14.7 million for the three months ended March 31, 2005, up from $12.9 million for the three months ended March 31, 2004, an increase of $1.8 million, or 14.1%. Occupancy expenses of $2.6 million are net of rental income of $2.0 million for the three months ended March 31, 2005. Occupancy expenses of $1.5 million are net of rental income of $1.5 million for the three months ended March 31, 2004. The increased occupancy expenses resulted from branch expansions. Professional fees and contracted services were $2.5 million for the three months ended March 31, 2005, compared with $1.5 million for the three months ended March 31, 2004. Included in noninterest expense is core deposit intangible amortization of $284,000 for the three months ended March 31, 2005, compared with $233,000 for the three months ended March 31, 2004. The core deposit intangible was recorded in connection with the acquisitions of Bank of Canton of California (“BCC”), the New York branch, and First Continental Bank (“FCB”). Miscellaneous expenses of $3.7 million for the three months ended March 31, 2005, decreased $54,000, or 1.43%, compared with $3.8 million for the three months ended March 31, 2004.

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

     Following are graphs reflecting our total balance sheet, loan and deposit growth since 1998 as of the end of the specified periods:

     We have grown our balance sheet at a compounded rate of 19.4% since 1998. In 2002, we acquired BCC, with assets of $1.55 billion, which accounts for the substantial increase in the assets that year. In 2003, we acquired FCB with adjusted assets of $383.4 million. Without these acquisitions, we would have grown our balance sheet at a compounded annualized rate of 12.8% since 1998.

     Our loans held in portfolio has grown at a compounded rate of 18.7% since 1998. Without the acquisitions of BCC and FCB, the growth rate would have been 15.1%, compounded annually.

     Our deposits have grown at a compounded rate of 20.9% since 1998. Without the acquisitions of BCC and FCB, the growth rate would have been 14.4%, compounded annually. Our core deposits have grown at a rate of 34.3% since becoming a commercial bank. Without the acquisitions of BCC and FCB, the growth rate would have been 30.4%, compounded annually.

     Following is a table reflecting our asset quality since becoming a commercial bank as of the end of the specified periods:

								Three Months
								Ended
	Year Ended December 31,							March 31,
	1998	1999	2000	2001	2002	2003	2004	2005
Charge-offs as a % of average loans	0.05%	0.07%	0.02%	0.00%	0.23%	0.06%	0.11%	0.01	% (1)
Loan delinquency ratio (30 days +)	0.78%	1.12%	0.75%	0.64%	0.88%	0.87%	0.90%	1.06%
Ratio of nonperforming loans to total loans held in portfolio	0.41%	0.27%	0.13%	0.04%	0.15%	0.16%	0.31%	0.37%
Ratio of nonperforming loans to total assets	0.32%	0.23%	0.11%	0.03%	0.10%	0.10%	0.20%	0.25%

(1)	Annualized percentage

     We have maintained credit quality by adhering to our credit underwriting criteria. The nonperforming loans at March 31, 2005, primarily consists of five nonperforming commercial real estate loans totaling $11.3 million, and three nonperforming construction loans of $4.6 million.

     The chart below presents selected operating metrics of the Company since becoming a commercial bank:

								Three Months
								Ended
	Year Ended December 31,							March 31,
	1998	1999	2000	2001	2002	2003	2004	2005
Return on average assets	0.60%	0.87%	1.02%	1.12%	1.14%	1.26%	1.44%	1.37%
Return on average equity	12.52%	18.00%	20.12%	19.58%	18.42%	18.84%	18.92%	17.79%
Efficiency ratio (1)	60.32%	49.74%	45.70%	46.79%	46.94%	41.83%	41.60%	42.91%
Net interest margin (2).	2.98%	3.34%	3.62%	3.73%	3.79%	3.49%	3.72%	3.72%

(1)	Efficiency ratio represents total noninterest expense divided by the sum of net interest income and total noninterest income.

(2)	Net interest margin represents net interest income divided by average interest-earning assets and calculated on a tax equivalent basis.

     Our net interest margin improvement from 1998 results from continuing balance sheet restructuring, as we have reduced the concentration in low yielding loans and increased core deposits. Our ROA has increased accordingly since 1998. When we acquired BCC, we blended our 4.02% margin with their 2.23% margin. BCC had a concentration of low interest yielding securities and high interest costing certificates of deposit, which caused compression in the margin. Through restructuring the BCC assets and deposits, we have improved our margin over time since the acquisition in 2002.

     The reduction in ROA and ROE for the first quarter of 2005 compared with the full year of 2004 reflects the reduction in securities gains from $12.7 million in the full year of 2004 to $609,000 in the first quarter of 2005. The efficiency ratio for the first quarter of 2005 increased accordingly.

Capital

     We have increased our capital since 1998 through the retention of earnings and the issuance of new stock in conjunction with acquisitions. The charts below present our capital level, and the Bank’s Tier I Leverage and Total Risk-Based Capital ratios since 1998. As of March 31, 2005, the Bank met the “well capitalized” requirements under these guidelines.

     We have declared dividends since 2000 and plan to continue dividend payments for the next year. The chart below presents our dividend payments restated to reflect the effect of the two-for-one stock splits of April 12, 2005, April 8, 2003, and April 11, 2001, on a per share basis and in total since 1998.

CORPORATE DEVELOPMENTS

     In April 2005, the Company announced that it opened two representative offices in Shenzhen, China and Taipei, Taiwan, to further strengthen its ability to offer trade finance banking services to its customers. Working in conjunction with the Hong Kong branch, the new offices will enable the Bank’s ability to provide a superior level of personalized service to customers with business interests in the Pacific Rim.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general industry practices. The most significant accounting policies followed by the Company are presented in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. These policies, along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. The critical accounting policies include estimation techniques and judgments that are based on the relevant variables and the Company’s assumptions.

     A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

     The Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates and assumptions which affect the amounts of reported assets and liabilities, as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period, unless actual results indicate a change in estimate is required.

     Allowance for Loan Losses. The allowance for loan losses represents a reserve for probable credit losses inherent in the commercial and consumer loan portfolios at the balance sheet date. The methodology for calculating the allowance involves evaluation of the Company’s historical losses and management judgment of inherent losses in these portfolios, as well as an evaluation of impaired loans.

     The Company uses a risk grading system to determine the credit quality of its loans. Loans are reviewed to determine the obligor’s ability to fulfill its financial obligations to the Company. The loss factors are applied to particular loan segments according to the severity of classification or grade. Management believes the current risk grades assigned to loans are appropriate.

     Whenever possible, the Company uses its own historical loss experience or independent verifiable data to estimate the loss factors. Additionally, management evaluates the inherent risks in the respective loan segment in determining the appropriate loss factor. The application of these loss factors establishes the amount of the allowance for credit losses applicable to the particular segments. Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions affecting the Company’s existing portfolios.

     Furthermore, each impaired loan is evaluated individually. The evaluation includes an assessment of the account’s collateral, marketability or other sources of repayment to establish an appropriate reserve.

     The Company has and will continue to refine its allowance methodology as it improves its processes and gathers additional data on customers. For the three months ended March 31, 2005, the Company reduced the loan loss factors on the commercial real estate portfolio as a result of the Company completing the review process of commercial real estate credits over $1.0 million. In doing so, the Company determined that the inherent volatility risk in the portfolio was decreased due to stronger identification, administration and action plan implementation on credits in the commercial real estate portfolio.

     Included in other liabilities is approximately $3.9 million related to loan loss allowance for unfunded loan commitments at March 31, 2005, and December 31, 2004. Excluding unfunded commitments, the Company’s allowance for loan losses was $57.5 million, or 1.32% of loans held in portfolio, at March 31, 2005, compared to $56.5 million, or 1.39% of loans held in portfolio, at December 31, 2004. In management’s judgment, the estimate for allowance for loan losses is adequate.

     Fair Value of Certain Assets. Certain assets of the Company are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period, as they are affected by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Company sold one of these assets, subsequently discovering that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Company were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Company arrives at estimates of fair value as follows:

     Available-for-Sale Securities: The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Declines in fair value deemed other-than-temporary that would result in a write-down of a security, if any, are reported in noninterest expense.

     Goodwill and Other Intangible Assets: The Company establishes goodwill and other intangible assets, including core deposit intangibles and capitalized servicing rights, by estimating the fair value of assets and liabilities acquired using various valuation approaches, such as market value, replacement costs and estimated cash flows for future periods. Additionally, the Company must assess goodwill each year and other intangible assets each quarter for impairment. This assessment involves reviewing or revising estimated cash flows for future periods. If the future cash flows are materially less than the estimates, the Company would be required to take a charge against earnings to write down the asset to the lower fair value.

     Mortgage servicing rights result from the sale of multifamily loans and SBA loans with the servicing rights retained, and the securitization and retention of residential mortgage (one to four family) and multifamily loans with the servicing rights retained. The market value for servicing is based upon the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of mortgage servicing rights is based on various assumptions including prepayment speeds and discount rates.

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

     When the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, in 1996 it elected to continue to use the method of accounting for stock options which did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each year, as if the Company had instead elected to use the accounting method that recognizes compensation expense. The Company adopted SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”, during 2003. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of pro forma disclosure, additional compensation expense, as disclosed in Note 1 to the Consolidated Financial Statements, would have been recognized.

Recent Accounting Pronouncements

     Note 2 to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during the financial periods presented and the expected impact of accounting policies issued or proposed, but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company’s financial statements, the impacts are discussed in the applicable sections of this financial review and Notes to the Consolidated Financial Statements.

     Other-Than-Temporary Impairment and Its Application to Certain Investments. In March 2004, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF Issue No. 03-1 clarifies the investment impairment methodology for debt and equity securities within the scope of SFAS No. 115, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, and SFAS No. 124, “Accounting for Certain Investments Held by Not-For-Profit Organizations”, and for equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under APB Opinion No. 18 and related interpretations (hereinafter referred to as “cost method investments”).

     Certain disclosure requirements regarding investments accounted for under SFAS No. 115 and SFAS No. 124 are effective for annual financial statements for fiscal years ending after December 31, 2003. These currently effective disclosure requirements have been adopted by the Company and did not have a material impact on the financial condition or operating results of the Company. Additional disclosure requirements regarding cost method investments are effective for annual periods ending after June 15, 2004. The adoption of these disclosure requirements did not have a material impact on the financial condition or operating results of the Company.

     In September 2004, the FASB issued a final FASB Staff Position (“FSP”), FSP EITF 03-1-1, delaying the effective date of the measurement and recognition guidance indefinitely. Excluding the deferred guidance, the adoption of EITF No. 03-01 did not have a material impact on the financial condition or operating results of the Company.

     Accounting for Stock-Based Compensation. On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R had not been scheduled to become effective for the interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R, so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Thus, SFAS No. 123R will not become effective for the Company until January 1, 2006.

     SFAS No. 123R may be adopted using one of two methods: (1) A “modified perspective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The adoption of SFAS No. 123R may have a material impact on the Company’s financial position and results of operation.

     Accounting for Certain Loans or Debt Securities Acquired in a Transfer. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), which addresses accounting for loans or debt securities acquired in a transfer, and the resulting differences between contractual cash flows and cash flows expected to be collected. This SOP does not apply to loans originated by the Bank. This SOP limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

     SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.

RESULTS OF OPERATIONS

     General. Our main source of income is net interest income, which is the difference between our interest income (generally interest paid to us by borrowers and paid on our investments) and our interest expense (generally the interest we paid to depositors as well as interest we paid on borrowings, such as loans from the Federal Home Loan Bank). Changes in the average amount of interest-earning assets we hold (generally loans and investments) as well as in interest-bearing liabilities we incur (generally deposits and other borrowings) during a period affect the amount of net interest income we earn. Changes in the interest rates earned on loans and securities and paid on deposits and other borrowings also affect our net interest income.

     We also earn noninterest income, which is generally made up of commercial banking fees and other fees paid by our customers, and gains on sales of loans and securities. In addition to interest expense, our income is impacted by noninterest expenses (primarily our personnel, occupancy and professional fees), and our provision for loan losses. Other factors beyond our control, such as economic and business conditions, competition from other financial institutions, market fluctuations, changes in tax law and government regulation of financial institutions may also significantly affect our results of operations.

     The Bank offers commercial deposit facilities and commercial loans. Included in the loans offered are nonresidential real estate loans, commercial business loans, multifamily real estate loans, construction loans, and small business loans. Through the consumer business division, the Bank offers consumer deposit products including savings accounts, checking accounts and time deposits. The consumer division also originates residential mortgage (one to four family) loans and home equity lines of credit.

     The Bank originates commercial real estate loans for primary users, as well as for investors. The Bank also originates multifamily mortgages, which are typically secured by five- to 50-unit residential buildings, within its primary market areas. Loans secured by residential buildings in excess of 50 units are underwritten pursuant to the Bank’s underwriting standards for commercial nonresidential real estate loans. Both types of commercial real estate loans are generally adjustable-rate or fixed-rate for an initial period of time and then become adjustable-rate loans. Multifamily mortgages are generally amortized over 30 years and have balloon payments between 15 to 25 years. Commercial nonresidential real estate loans are generally amortized over 25 years and have balloon payments between seven to ten years.

     Construction loans are originated primarily for the construction of entry-level and first-time move-up housing within California or mixed-use properties. The Bank focuses on mid-tier builders. Construction loans are generally prime based, are generally written for a one-year term and may have up to a one-year renewal option.

     The Bank provides commercial business loans to customers for working capital purposes for accounts receivable and inventory, as well as loans to finance equipment. In addition, the Bank offers small business loans, for which 75% of the principal balance is generally guaranteed by the U.S. Small Business Administration.

     The Bank originates fixed-rate and adjustable-rate residential mortgage (one to four family) loans within its primary market area. These loans are originated through its retail branches. Such mortgage loans are originated primarily for owner-occupants. In addition to these residential mortgage loans, the Bank offers home equity loans.

     The Bank originates home equity lines of credit secured by residential real estate. These lines generally consist of floating rate loans tied to the prime rate.

Operating Data and Ratios

     Following is a table of selected operating metrics for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Net income	$21,806	$19,819	$1,987		10.03%
Diluted earnings per share	$0.23	$0.21	$0.02		9.52%
Return on average assets	1.37%	1.42%	(5	) bp	(3.52)%
Return on average equity	17.79%	18.45%	(66	) bp	(3.58)%
Efficiency ratio	42.91%	40.45%	246	bp	6.08%

     The consolidated net income of the Company for the three months ended March 31, 2005, increased by $2.0 million, or 10.0%, to $21.8 million, compared to $19.8 million for the three months ended March 31, 2004. The annualized return on average equity (“ROE”) and average assets (“ROA”) ratios for the three months ended March 31, 2005, were 17.79% and 1.37%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.45% and 1.42%, respectively, for the three months ended March 31, 2004. These ratios decreased primarily due to decreased securities sales in the first quarter of 2005, compared with the first quarter of 2004. The efficiency ratio was 42.91% for the three months ended March 31, 2005, compared with 40.45% for the three months ended March 31, 2004. The efficiency ratio increase also relates to the securities sales referenced above. Diluted earnings per common share on a post-split basis were $0.23 for the three months ended March 31, 2005, compared with $0.21 for the three months ended March 31, 2004.

     Following is a table of selected operating metrics for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$/Basis Points		%
Net income	$19,819	$13,928	$5,891		42.30%
Diluted earnings per share	$0.21	$0.16	$0.05		31.25%
Return on average assets	1.42%	1.16%	26	bp	22.41%
Return on average equity	18.45%	19.22%	(77	) bp	(4.01)%
Efficiency ratio	40.45%	46.03%	(558	) bp	(12.12)%

     The consolidated net income of the Company during the three months ended March 31, 2004, increased by $5.9 million, or 42.3%, to $19.8 million, compared to $13.9 million for the three months ended March 31, 2003. The annualized ROE and ROA ratios for the three months ended March 31, 2004, were 18.45% and 1.42%, respectively. These amounts compare with annualized ROE and ROA ratios of 19.22% and 1.16%, respectively, for the three months ended March 31, 2003. ROA improved primarily due to higher net income. ROE primarily decreased due to higher average equity in the current quarter. The efficiency ratio was 40.45% for the three months ended March 31, 2004, compared with 46.03% for the corresponding period of the preceding year. Diluted earnings per common share on a post-split basis were $0.21 for the three months ended March 31, 2004, compared with $0.16 for the three months ended March 31, 2003.

Net Interest Income and Net Interest Margin

     Following is a table of selected ratios that reflect the changes in net interest income for the Company for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Net interest income before provision for loan losses	$55,366	$49,540	$5,826		11.76%
Net interest margin (1)	3.72%	3.74%	(2	) bp	(0.53)%
Average yield on loans (2)	5.90%	5.51%	39	bp	7.08%
Average yield on securities	4.44%	4.38%	6	bp	1.37%
Average cost of deposits	1.69%	1.30%	39	bp	30.00%
Average cost of borrowings	4.08%	3.56%	52	bp	14.61%

(1)	Calculated on a tax equivalent basis.

(2)	Includes loans held for sale.

     Net interest income before provision for loan losses of $55.4 million for the three months ended March 31, 2005, represented a $5.8 million, or 11.8%, increase over net interest income of $49.5 million for the three months ended March 31, 2004. The increase in net interest income was primarily due to a $679.1 million increase in the average balance of interest earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 39 basis points from 1.30% for the three months ended March 31, 2004, to 1.69% for the three months ended March 31, 2005, as a result of the increase in market interest rates during the past twelve months. This was offset by a 39 basis point increase in average loan yields from 5.51% for the three months ended March 31, 2004, to 5.90% for the three months ended March 31, 2005. Loan yield reflects repricing of adjustable-rate loans resulting from increases in market interest rate indices. The securities yield increased from 4.38% for the three months ended March 31, 2004, to 4.44% for the three months ended March 31, 2005. The increase in the securities yield reflects higher-yielding securities due to the higher market interest rate environment.

     The net interest margin, calculated on a tax equivalent basis, was 3.72% for the three months ended March 31, 2005, as compared to 3.74% for the three months ended March 31, 2004. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The decrease in net interest margin reflects the increased cost of money market accounts and certificates of deposit resulting from higher market interest rates, partially offset by the favorable impact of growing higher yielding commercial loans and noninterest-bearing deposits and increased securities yields.

     Following is a table of selected ratios that reflects the dynamics of the net interest income for the Company for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$/Basis Points		%
Net interest income before provision for loan losses	$49,540	$39,299	$10,241		26.06%
Net interest margin(1)	3.74%	3.48%	26	bp	7.47%
Average yield on loans(2)	5.51%	5.76%	(25	) bp	(4.34)%
Average yield on securities	4.38%	4.83%	(45	) bp	(9.32)%
Average cost of deposits	1.30%	1.79%	(49	) bp	(27.37)%
Average cost of borrowings	3.56%	4.34%	(78	) bp	(17.97)%

(1)	Calculated on a tax equivalent basis.

(2)	Includes loans held for sale.

     Net interest income before provision for loan losses of $49.5 million for the three months ended March 31, 2004, represented a $10.2 million, or 26.1%, increase over net interest income of $39.3 million for the three months ended March 31, 2003. The increase in net interest income reflects the growth in interest earning assets, primarily in the Company’s loan portfolio, coupled with a 26 basis point improvement in the net interest margin. The average cost of deposits decreased 49 basis points from 1.79% for the three months ended March 31, 2003, to 1.30% for the three months ended March 31, 2004. This savings was partially offset by a 25 basis point decrease in average loan yields from 5.76% for the three months ended March 31, 2003, to 5.51% for the three months ended March 31, 2004. The decline in all areas reflects the decline in the overall rate environment from early 2003. Loan yield reflects the repricing of adjustable-rate loans resulting from reductions in market interest rate indices, plus the impact of accelerated prepayments on higher-yielding loans due to the lower market interest rates. The securities yield decreased from 4.83% for the three months ended March 31, 2003, to 4.38% for the three months ended March 31, 2004. The decline in the securities yield reflects the prepayments of higher-yielding securities and their replacement with lower-yielding securities due to the low market interest rate environment, and the sale of higher-yielding long-term fixed-rate securities.

     The net interest margin, calculated on a tax equivalent basis, was 3.74% for the three months ended March 31, 2004, as compared to 3.48% for the three months ended March 31, 2003. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in the net interest margin reflects the favorable impact of increasing loans while decreasing the cost of deposits.

     The following is a table reflecting selected average balances of the Company’s assets and liabilities for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%
Average interest-earning assets	$6,113,242	$5,434,095	$679,147	12.50%
Average interest-bearing liabilities	5,355,161	4,793,790	561,371	11.71%
Average loans outstanding, including loans held for sale	4,513,691	3,841,443	672,248	17.50%
Average securities outstanding	1,511,488	1,589,275	(77,787)	(4.89)%
Average outstanding deposits	5,218,458	4,537,084	681,374	15.02%
Average outstanding borrowings	419,297	457,845	(38,548)	(8.42)%

     The following table presents the composition of the Bank’s average loan portfolio, including loans held for sale, for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%
Average commercial loans	$4,012,376	$3,513,210	$499,166	14.21%
Average consumer loans	501,315	328,233	173,082	52.73%

Average gross loans	$4,513,691	$3,841,443	$672,248	17.50%

     The following table presents components of the Bank’s average outstanding deposits for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2005	2004	$	%
Average noninterest-bearing deposits	$418,594	$337,139	$81,455	24.16%
Average interest-bearing deposits	4,799,864	4,199,945	599,919	14.28%

Total average outstanding deposits	$5,218,458	$4,537,084	$681,374	15.02%

     The increase of $679.1 million on average earning assets for the three months ended March 31, 2005 resulted primarily from organic commercial loan growth. Average outstanding loans increased by $672.2 million for the three months ended March 31, 2005 from the same period last year as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $499.2 million for the three months ended March 31, 2005 as compared to the corresponding period of 2004. This increase is primarily due to the Bank’s continued emphasis on commercial real estate and commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the three months ended March 31, 2005 increased slightly from the same period in 2004. New loan commitments of $801.6 million for the three months ended March 31, 2005 were comprised of $748.4 million in commercial and $53.2 million in consumer commitments.

     Average securities were $1.51 billion for the three months ended March 31, 2005, were down from $1.59 billion for the three months ended March 31, 2004, a decrease of $77.8 million, or 4.9%. Securities prepayments and maturities were partially replaced with new securities purchases. The general level of rates increased; however, there were still prepayments and maturities. The long-term goal is to reduce the securities portfolio to a range of 10% to 15% of the balance sheet.

     Average total deposits increased $681.4 million to $5.22 billion for the three months ended March 31, 2005, up from $4.54 billion for the three months ended March 31, 2004, a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits. Average interest-bearing deposits increased to $4.80 billion for the three months ended March 31, 2005, up from $4.20 billion for the three months ended March 31, 2004, and average noninterest-bearing deposits increased to $418.6 million for the three months ended March 31, 2005, up from $337.1 million for the three months ended March 31, 2004.

     The following is a table reflecting selected average balances of the Company’s assets and liabilities for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$	%
Average interest-earning assets	$5,434,095	$4,611,636	$822,459	17.83%
Average interest-bearing liabilities	4,793,790	4,203,021	590,769	14.06%
Average loans outstanding, including loans held for sale	3,841,443	3,067,193	774,250	25.24%
Average securities outstanding	1,589,275	1,541,838	47,437	3.08%
Average outstanding deposits	4,537,084	3,993,758	543,326	13.60%
Average outstanding borrowings	457,845	329,905	127,940	38.78%

     The following table presents the composition of the Bank’s average loan portfolio, including loans held for sale, for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$	%
Average commercial loans	$3,513,210	$2,707,160	$806,050	29.77%
Average consumer loans	328,233	360,033	(31,800)	(8.83)%

Average gross loans	$3,841,443	$3,067,193	$774,250	25.24%

     The following table presents components of the Bank’s average outstanding deposits for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2004	2003	$	%
Average noninterest-bearing deposits	$337,139	$256,642	$80,497	31.37%
Average interest-bearing deposits	4,199,945	3,737,116	462,829	12.38%

Total average outstanding deposits	$4,537,084	$3,993,758	$543,326	13.60%

     Average outstanding loans increased to $3.84 billion for the three months ended March 31, 2004, from $3.07 billion for the three months ended March 31, 2003, an increase of $744.3 million, or 25.2%, as a result of the Bank’s continued focus on commercial lending activities, and the FCB acquisition. Average commercial loan balances increased $806.1 million to $3.51 billion for the three months ended March 31, 2004, up from $2.71 billion for the three months ended March 31, 2003. Average consumer loans decreased $31.8 million to $328.2 million for the three months ended March 31, 2004, down from $360.0 million for the three months ended March 31, 2003, primarily due to the Bank’s securitization activity in the residential mortgage portfolio in the fourth quarter of 2004. New loan commitments of $503.4 million for the three months ended March 31, 2004, comprised $456.8 million in commercial and $46.6 million in consumer commitments.

     Average securities increased slightly to $1.59 billion for the three months ended March 31, 2004, up from $1.54 billion for the three months ended March 31, 2003, an increase of $47.4 million, or 3.1%. This increase was primarily due to purchases that occurred early in the quarter. Securities runoff which accelerated with the lower market interest rate environment was substantially replaced with new securities purchases. During the first three months of 2004, the Company also sold securities with an aggregate principal balance of $382.5 million. Such securities were sold to protect the Company from both accelerating prepayments and from increases in market interest rates. The Company’s restructuring strategy was to replace securities that have high prepayment and extension risk with shorter-dated securities with less prepayment and extension risk.

     Average total deposits increased $543.3 million to $4.54 billion for the three months ended March 31, 2004, up from $3.99 billion three months ended March 31, 2003, a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits and the FCB acquisition. Average interest-bearing deposits increased to $4.20 billion for the three months ended March 31, 2004, up from $3.74 billion for the three months ended March 31, 2003, and average noninterest-bearing deposits increased to $337.1 million for the three months ended March 31, 2004, up from $256.6 million for the three months ended March 31, 2003.

     The following table presents the distribution of our average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets, and the resultant yields and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the three months ended March 31, 2005, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2005			2004			2003
		Interest			Interest			Interest
	Average	Income or	Average	Average	Income or	Average	Average	Income or	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
Interest-earning assets
Loans(1)(5)	$4,513,691	$66,625	5.90%	$3,841,443	$52,894	5.51%	$3,067,193	$44,174	5.76%
Securities(6)	1,511,488	16,759	4.44	1,589,275	17,408	4.38	1,541,838	18,600	4.83
Other	88,063	638	2.90	3,377	14	1.78	2,605	8	1.23

Total interest-earning assets	6,113,242	84,022	5.50	5,434,095	70,316	5.18	4,611,636	62,782	5.45
Noninterest-earning assets	232,251	—		165,191	—		199,719	—

Total assets	$6,345,493	$84,022	5.30	$5,599,286	$70,316	5.02	$4,811,355	$62,782	5.22

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$979,227	$3,446	1.41	$739,857	$1,766	0.95	$554,027	$1,717	1.24
Savings accounts	950,252	2,465	1.04	874,338	1,672	0.77	705,172	1,850	1.05
Time deposits	2,870,385	16,150	2.25	2,585,750	11,308	1.75	2,477,917	14,324	2.31

Total interest-bearing deposits	4,799,864	22,061	1.84	4,199,945	14,746	1.40	3,737,116	17,891	1.91
Borrowings	419,297	4,281	4.08	457,845	4,077	3.56	329,905	3,583	4.34
Subordinated debentures	136,000	2,314	6.81	136,000	1,953	5.74	136,000	2,009	5.91

Total interest-bearing liabilities	5,355,161	28,656	2.14	4,793,790	20,776	1.73	4,203,021	23,483	2.23

Noninterest-bearing deposits	418,594			337,139			256,642
Other noninterest-bearing liabilities	81,399			38,790			61,827
Stockholders’ equity	490,339			429,567			289,865

Total liabilities and stockholders’ equity	$6,345,493			$5,599,286			$4,811,355

Net interest income/net interest rate spread(2)(4)		$55,366	3.36%		$49,540	3.44%		$39,299	3.21%

Net interest-earning assets/net interest margin(3)(4)	$758,081		3.62%	$640,305		3.65%	$408,615		3.41%

Ratio of interest-earning assets to interest-bearing liabilities	1.14x			1.13x			1.10x

(1)	Nonaccrual loans are included in the table for computation purposes, but interest for such loans is included on a cash basis.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Calculated on a non-tax equivalent basis.

(5)	Average loans balance includes loans held for sale.

(6)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Allowance and Provision for Loan Losses

     The Company uses a systematic methodology in accordance with GAAP to calculate its allowance for loan losses. This methodology involves significant judgments. See the “Impact of Critical Accounting Policies” section under this Item for a discussion on the methodology. Through application of this methodology, which takes into account our loan portfolio mix, credit quality, loan growth, the amount and trends relating to our delinquent and nonperforming loans, regulatory policies, general economic conditions and other factors relating to the collectibility of loans in our portfolio, we determine the appropriateness of our allowance for loan losses, which is adjusted by quarterly provisions charged against earnings.

     Total nonperforming assets as of March 31, 2005 were $16.2 million, or 0.25%, reflecting management’s continued focus on maintaining high credit quality assets. This compares with total nonperforming assets of $12.6 million, or 0.20%, at December 31, 2004. Net loan charge-offs were $107,000 for the quarter ended March 31, 2005, compared with net loan charge-offs of $733,000 for the corresponding quarter of the prior year. Annualized net loan charge-offs for the first quarter of 2005 was 0.01%, compared with 0.08% for the corresponding quarter of 2004.

     The ratio of allowance for loan losses was 1.32% at March 31, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $57.5 million at March 31, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses reflects the growth in the loan portfolio and the increase in commercial loans during the first quarter of 2005. During the first quarter of 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. In addition, the Bank experienced significantly lower net loan charge-offs during the first quarter of 2005, when compared with the net loan charge-offs for the first quarter of 2004. Accordingly, the Company provided $1.2 million for loan losses in the first quarter of 2005, compared with $2.2 million in the first quarter of 2004.

   Noninterest Income

     The following table presents the composition of our noninterest income for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2005	2004	2003
Commercial banking and other fees	$2,348	$1,869	$1,657
Service charges on deposits	664	616	507
Gain on sale of securities, net	609	3,861	1,031
Gain on sale of multifamily loans	3,752	—	—
Gain on sale of SBA loans, net	1,084	511	517
Equity loss in other equity investments	(411)	—	—

Total noninterest income	$8,046	$6,857	$3,712

     Noninterest income increased by 17.3% to $8.0 million for the three months ended March 31, 2005, compared with noninterest income of $6.9 million for the three months ended March 31, 2004. This increase resulted from: a) $3.8 million of gains on sales of multifamily loans in the first quarter of 2005, compared with no gains on sales of multifamily loan sales in the corresponding quarter of 2004; b) an increase of $479,000, or 25.6%, in commercial banking fees due to increased trade finance activity; and c) an increase of $573,000, or 112.1%, in gain on sale of SBA loans in the first quarter of 2005, compared with the first quarter of 2004. These gains were partially offset by a decrease in the gain on sale of securities from $3.9 million in the first quarter of 2004, compared with a gain on sale of securities of $609,000 in the first quarter of 2005.

     Noninterest income for the three months ended March 31, 2004, was $6.9 million compared to $3.7 million for the three months ended March 31, 2003, an increase of $3.1 million, or 84.7%, primarily as a result of an increase in commercial banking and other fees and gains from sale of loans and securities. Commercial banking and other fees increased 12.8% to $1.9 million for the three months ended March 31, 2004, as compared to $1.7 million for the three months ended March 31, 2003, a result of increased commercial banking activities, primarily in trade finance business. Gains on sale of loans and securities increased by 182.4% to $4.4 million for the three months ended March 31, 2004, compared with $1.5 million for the three months ended March 31, 2003. Gains from sale of SBA loans for the three months ended March 31, 2004 were $511,000 compared to $517,000 for the three months ended March 31, 2003. Gains recognized on sale of securities were $3.9 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.

Noninterest Expense

     The following table presents the composition of our noninterest expense for the three months ended March 31, 2005, 2004 and 2003 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004	2003
Personnel	$14,740	$12,915	$11,125
Occupancy	2,646	1,546	1,191
Data processing	1,624	1,294	1,121
Furniture and equipment depreciation	1,246	1,029	767
Professional fees and contracted services	2,509	1,523	1,665
Deposit insurance	188	205	164
Communication	257	296	239
Core deposit intangible amortization	284	233	595
Miscellaneous expense	3,719	3,773	2,933

Total noninterest expense	$27,213	$22,814	$19,800

Efficiency ratio	42.91%	40.45%	46.03%
Noninterest expenses to average assets	1.72%	1.63%	1.65%

     Our noninterest expenses increased 19.3% to $27.2 million for the three months ended March 31, 2005, compared with $22.8 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in personnel expenses, occupancy expenses, and professional fees and contracted services. For the three months ended March 31, 2005, personnel expenses increased to $14.7 million from $12.9 million for the three months ended March 31, 2004, as a result of additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of the Bank’s infrastructure to support a larger and growing organization. Occupancy expenses increased to $2.6 million for the three months ended March 31, 2005, from $1.5 million for the three months ended March 31, 2004, as a result of the opening of the branches in California, New York, and representative offices in Shenzhen, China and Taipei, Taiwan, the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the three months ended March 31, 2005, occupancy expenses reflect a full quarter of occupancy expenses of the new branches and representative offices opened in the latter part of 2004. Professional fees and contracted services increased by 64.7% to $2.5 million for the three months ended March 31, 2005, from $1.5 million for the three months ended March 31, 2004, predominantly as a result of professional fees, primarily accounting fees, associated with the Sarbanes-Oxley Act compliance costs.

     Noninterest expense was $22.8 million for the three months ended March 31, 2004, as compared to $19.8 million for the three months ended March 31, 2003. Personnel expenses increased to $12.9 million for the three months ended March 31, 2004, up from $11.1 million for the three months ended March 31, 2003, an increase of $1.8 million, or 16.1%. This increase was primarily due to the additional staffing resulting from the FCB acquisition and staffing required to support continued growth of the Bank’s commercial banking business. Occupancy expenses of $1.5 million are net of rental income of $1.5 million for the three months ended March 31, 2004. Occupancy expenses of $1.2 million are net of rental income of $1.6 million for the three months ended March 31, 2003. The increased occupancy expenses resulted from the FCB acquisition and branch expansion. Professional fees and contracted services were $1.5 million for the three months ended March 31, 2004, compared with $1.7 million for the three months ended March 31, 2003. Included in noninterest expense is core deposit intangible amortization of $233,000 for the three months ended March 31, 2004, compared with $595,000 for the three months ended March 31, 2003. The core deposit intangible was recorded in connection with the acquisitions of BCC, the New York branch, and FCB. Miscellaneous expenses of $3.8 million for the three months ended March 31, 2004 increased $840,000, or 28.6%, compared with $2.9 million for the three months ended March 31, 2003. The increase primarily related to additional expenses as a result of the FCB acquisition and overall growth.

Provision for Income Taxes

     The provision for income taxes was $13.2 million and $11.6 million on the income before taxes of $35.0 million and $31.4 million for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate for the three months ended March 31, 2005, was 37.71%, compared with 36.90% for the three months ended March 31, 2004. These rates are lower than the combined federal and state statutory rate of 42.05%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

     The American Jobs Creation Act of 2004 (“AJCA”), which was signed by the President of the United States of America on October 22, 2004, allows the Company, upon satisfaction of certain conditions, to repatriate reinvested foreign earnings, as defined by new Section 965 of the Internal Revenue Code (“IRC”) of 1986 (as amended), at an effective tax rate of 5.25%.

     As of April 21, 2005, the Company is considering a repatriation of up to $30 million of unremitted earnings and may record an income tax benefit of between $0 and $3.9 million as a result of the above mentioned repatriation provision for the calendar year ending December 31, 2005. As the Company has not yet completed the analysis necessary to determine the amount, if any, of the repatriation of foreign earnings subject to Section 965, no effect of any such repatriation has been reflected in its financial statements as of March 31, 2005. The Company expects to complete its evaluation of the effects of the repatriation no later than the third quarter of 2005.

Financial Position

     The following table outlines the Company’s loans, securities and total assets at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,	Increase (Decrease)
	2005	2004	$	%
Total loans held in portfolio	$4,362,231	$4,050,741	$311,490	7.69%
Securities	$1,483,479	$1,494,342	$(10,863)	(0.73)%
Total assets	$6,488,772	$6,315,681	$173,091	2.74%

     The Company experienced continued asset and core deposit growth for the three months ended March 31, 2005. The increase of $173.1 million in total assets from December 31, 2004, to March 31, 2005, was primarily related to increases in the loan portfolio.

     During the three months ended March 31, 2005, total loans held in portfolio increased by $311.5 million. This growth resulted primarily from an organic increase in commercial loans from the Bank’s continuing focus on originating such loans. Total commercial loans grew to $3.86 billion at March 31, 2005, up from $3.58 billion at December 31, 2004, as a result of new commercial loan commitments of $748.4 million for the three months ended March 31, 2005, due to continued loan generation efforts, partially offset by principal repayments, and loan sales. Consumer loans increased to $506.8 million at March 31, 2005, from $482.2 million at December 31, 2004, primarily due to organic growth.

     As a result of favorable market conditions and continued marketing efforts, the Company experienced a higher level of new loan commitments; $801.6 million for the three months ended March 31, 2005, which was composed of $748.4 million in commercial loan commitments and $53.2 million in consumer commitments.

     The securities balance (including the available-for-sale and held-to-maturity portfolios) decreased by $10.9 million from December 31, 2004, to March 31, 2005. This was primarily the result of sales of $25.7 million, principal repayments and securities calls of $41.8 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $303.1 million for the three months ended March 31, 2005.

Loan Quality Data and Ratios

     The following table outlines certain information regarding the Company’s allowance for loan losses, past due and nonperforming loans at March 31, 2005, and December 31, 2004:

	March 31,	December 31,	Increase (Decrease)
	2005	2004	$/Basis Points		%
Allowance for loan losses	$57,547	$56,472	$1,075		1.90%
Allowance for loan losses to loans held in portfolio	1.32%	1.39%	(7	) bp	(5.04)%
Past due loans to total loans held in portfolio	1.06%	0.90%	16	bp	17.78%
Nonperforming loans/assets	$16,151	$12,574	$3,577		28.45%
Nonperforming assets to total assets	0.25%	0.20%	5	bp	25.00%

     The allowance for loan losses increased by $1.1 million from December 31, 2004, to March 31, 2005, due to loan originations, partially offset by the Bank’s continued quarterly re-evaluation process as previously disclosed in the Allowance and Provision for Loan Losses section under Results of Operations.

     The following table shows the composition of our loan portfolio by amount and percentage of total gross loans in each major loan category in the commercial banking business at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,083,232	47.68%	$1,951,020	48.08%
Secured by real estate — multifamily	908,412	20.79	865,483	21.33
Construction	326,271	7.47	291,080	7.17
Business	544,308	12.46	468,220	11.54

Total commercial	3,862,223	88.40	3,575,803	88.12

Consumer:
Residential mortgage (one to four family)	455,708	10.43	434,323	10.70
Other	51,124	1.17	47,926	1.18

Total consumer	506,832	11.60	482,249	11.88

Gross loans held in portfolio	4,369,055	100.00%	4,058,052	100.00%

Net deferred loan origination (fees) costs	(6,824)		(7,311)

Loans held in portfolio	4,362,231		4,050,741
Allowance for loan losses	(57,547)		(56,472)

Net loans held in portfolio	$4,304,684		$3,994,269

     At March 31, 2005, and December 31, 2004, the composition of the loans held for sale portfolio was as follows (dollars in thousands):

	March 31,	December 31,	Increase (Decrease)
	2005	2004	$	%
Commercial:
Secured by real estate — nonresidential	$28,205	$26,882	$1,323	4.92%
Secured by real estate — multifamily	246,990	295,253	(48,263)	(16.35)%
Business	2,431	3,337	(906)	(27.15)%

Gross loans held for sale	$277,626	$325,472	$(47,846)	(14.70)%
Net deferred loan fees	1,191	535	656	122.62%

Loans held for sale	$278,817	$326,007	$(47,190)	(14.48)%

     The Bank has identified certain loans that will be sold during 2005. As a result, such loans are classified as held for sale at March 31, 2005, and December 31, 2004.

     The Company continues to emphasize production of commercial real estate and commercial business loans. The Bank also originates and funds loans that qualify for guarantees issued by the SBA. The SBA guarantees on such loans are generally 75% of the loan amount. The residual portion of the loan is not guaranteed by the U.S. government, and the Company bears the credit risk on that portion of such loans. The Company generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Company may sell part of the unguaranteed portion of the SBA loans. SBA regulations require that the originator retain a minimum of 5% of the total loan amount.

     As a result of changing the loan origination focus to commercial loans, we are originating more loans that reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate and reprice semiannually or annually, have fixed rates, meaning that the loans have interest rates that are fixed over the term of the loans, for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually.

     The following table reflects the Bank’s gross loans held in portfolio composition by type at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31,	December 31,	Increase (Decrease)
	2005	2004	$	%
Adjustable-rate loans	$2,814,180	$2,603,889	$210,291	8.08%
Intermediate fixed-rated loans	942,701	881,744	60,957	6.91%
Fixed-rate loans	612,174	572,419	39,755	6.95%

Gross loans held in portfolio	$4,369,055	$4,058,052	$311,003	7.66%

     Adjustable-rate loans increased $210.3 million from December 31, 2004, to March 31, 2005. Adjustable-rate loans represented 64.4% of gross loans at March 31, 2005, compared with 64.2% of gross loans at December 31, 2004. The increase of $61.0 million in intermediate fixed-rate loans from December 31, 2004, to March 31, 2005, is a result of the origination of new intermediate fixed-rate multifamily loans based on market demand. The fixed-rate loans increased $39.7 million from December 31, 2004, to March 31, 2005.

     The table below shows new loan commitments in the commercial banking business for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$212,982	$142,836
Secured by real estate — multifamily	253,018	155,014
Construction	142,932	56,945
Business	139,424	102,013

Total commercial loans	748,356	456,808

Consumer:
Residential mortgage (one to four family)	45,349	37,746
Home equity and other	7,899	8,895

Total consumer loans	53,248	46,641

Gross loans held in portfolio	$801,604	$503,449

     As a result of our continued focus on commercial lending activities, loan growth remained concentrated in our commercial loan portfolio, which totaled $3.86 billion at March 31, 2005, an 8.01% increase from $3.58 billion at December 31, 2004.

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

     These internal securitizations do not have a cash impact to the Company, since selected loans from the Company’s loans held in portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in the Company’s loans held in portfolio. The FNMA securities are generally held as available-for-sale (“AFS”) securities in the Company’s investment and mortgage-backed securities portfolio.

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

     During the three months ended March 31, 2004, the Company internally securitized $98.5 million of multifamily loans. There were no securitizations during the three months ended March 31, 2005.

     Risk Elements. We generally place loans on nonaccrual status when they become 90 days past due, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. We charge off loans when we determine that collection has become unlikely. Other real estate owned (“OREO”), of which the Bank has none, would consist of real estate acquired by us through foreclosure.

     The following is the Bank’s risk elements table at the dates indicated:

	March 31,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$11,349	$8,085
Secured by real estate — multifamily	—	—
Construction	4,633	4,353
Business	169	136

Total commercial loans	16,151	12,574

Consumer:
Residential mortgage (one to four family)	—	—
Other	—	—

Total consumer loans	—	—

Total nonaccrual loans	16,151	12,574
Total nonperforming assets	—	—

Total nonperforming assets	$16,151	$12,574

Nonperforming assets to total assets	0.25%	0.20%
Nonaccrual loans to total loans	0.37%	0.31%
Nonperforming assets to total loans and OREO	0.37%	0.31%
Loans held in portfolio	$4,362,231	$4,050,741
Gross income not recognized on nonaccrual loans	988	699
Accruing loans contractually past due 90 days or more	9,670	3,101
Loans classified as troubled debt restructurings but not included above	10,943	11,329

     Total nonperforming assets were $16.2 million at March 31, 2005, an increase of $3.6 million, from $12.6 million at December 31, 2004. The increase was primarily attributable to one non-residential loan secured by real estate of $3.4 million.

     The ratio of nonperforming assets to total assets was 0.25% at March 31, 2005, compared with 0.20% at December 31, 2004.

     The Bank’s policy is to record OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO would be charged to earnings.

     The $10.9 million performing restructured amount in the table above represents one commercial real estate loan and one commercial loan. The first performing restructured loan is represented by a non-residential loan secured by real estate for $8.9 million. The $8.9 million non-residential loan secured by real estate has been classified as a performing restructured loan as a result of the Bank making interest rate concessions on a separate loan in the amount of $1.6 million to the same obligator and is secured by the same property. The separate loan of $1.6 million is included in the nonaccrual commercial real estate in the table above. The other performing restructured loan is represented by a commercial business loan of $2.0 million where the Company provided an interest rate concession.

     With the exception of the loans described in the above and the classified loans, we are not aware of any other loans as of March 31, 2005, where the known credit problems of the borrower lead us to believe that they will not comply with their repayment schedule, or that would result in the loan being included in the nonperforming loan table at a future date.

     Since 1998, we have engaged an independent loan review firm to examine the classification of our commercial loan portfolio. The firm reviews new commercial loan commitments in excess of $100,000 and also conducts annual reviews based on specified criteria. The firm is comprised of former bank regulators and former bankers.

     Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

     We have a risk rating process to which all loans in the portfolio are subjected. Criticized loans are classified in the following categories:

•	“Special Mention”: loans that should not yet be adversely classified, but have credit deficiencies or potential weaknesses that warrant our attention.

•	“Substandard”: loans with one or more well-defined weaknesses, which have the distinct possibility that we will sustain some loss if the weaknesses are not corrected.

•	“Doubtful”: loans with the weaknesses of a substandard loan plus such weaknesses, which make collection or liquidation in full questionable, based on current information, and have a high probability of loss.

•	“Loss”: loans considered uncollectible.

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

     Management’s judgment is also applied when considering uncertainties based on current macroeconomic conditions and other factors. For example, judgment as to the economic and business conditions in the areas and markets in which the Company and the Bank operate will affect management’s assessment of potential losses based on exposure to that marketplace. Notwithstanding the judgment required in assessing the allowance for loan losses, the Company believes its estimate for the allowance for loan losses is adequate.

     The following table sets forth information concerning our allowance for loan losses and allowance for losses related to unfunded commitments for the for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	March 31
	2005	2004
Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126
Allowance for losses — unfunded commitments	3,940	2,737

Total allowance for losses at beginning of year	60,412	60,863
Provision for loan losses	1,190	2,174

Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	—
Secured by real estate — multifamily	—	—
Construction	—	—
Business	134	716

Total commercial	134	716

Consumer:
Residential mortgage (one to four family)	—	—
Other	—	32

Total consumer	—	32

Total charge-offs	134	748

Recoveries:
Commercial:
Secured by real estate — nonresidential	—	—
Secured by real estate — multifamily	—	—
Construction	—	—
Business	19	5

Total commercial	19	5

Consumer:
Residential mortgage (one to four family)	—	—
Other	8	10

Total consumer	8	10

Total recoveries	27	15

Total allowance for losses at end of period	$61,495	$62,304

Allowance for loan losses	$57,547	$59,488
Allowance for losses — unfunded commitments	3,948	2,816

Total allowance for losses at end of period	$61,495	$62,304

Allowance for loan losses to ending loans(1)	1.32%	1.54%
Annualized net charge-offs to average loans outstanding(2)	0.01%	0.08%

(1)	Ratio of allowance for loan losses to ending loans for March 31, 2005 and 2004, are based on loans held in portfolio, and excludes loans held for sale.

(2)	Average loans balance includes loans held for sale.

     Securities. The Company maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and enhance the income of the organization. The portfolio is comprised of two segments: Available For Sale (“AFS”) and Held to Maturity (“HTM”). The Company does not maintain a trading portfolio. The Company carries the AFS portfolio at fair value, with unrealized changes in the fair value of the securities reflected as Accumulated Other Comprehensive Income (Loss). At the end of each month, the Company adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Company classifies it either as AFS or HTM. Securities are classified as HTM if the Company has the positive intent and ability to hold such securities to maturity.

     The Company’s portfolio investments are governed by the Asset/Liability Policy (“A/L Policy”), which is approved by the Board of Directors of the Company. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to Return on Assets, Return on Equity and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

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

     The securities balance (including the available-for-sale and held-to-maturity portfolios) decreased by $10.9 million from December 31, 2004, to March 31, 2005. This was primarily the result of sales of $25.7 million, principal repayments and securities calls of $41.8 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $303.1 million for the three months ended March 31, 2005. The Company intends to continue reducing its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.

     The portfolio provides liquidity for the Company’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for such borrowings.

     At March 31, 2005, the Company’s held-to-maturity securities portfolio declined from $325.2 million at December 31, 2004, to $318.8 million. This decrease resulted from principal repayments of $6.4 million. The Company plans from time-to-time to continue to purchase securities for its held-to-maturity portfolio. However, for the foreseeable future, the Company expects that the preponderance of its securities portfolio will be classified as available for sale.

     The following table presents our securities portfolio at the dates indicated (dollars in thousands):

	March 31, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust Preferred Securities	$18,442	$17,983	$18,441	$18,219
Federal Agency Notes	182,120	177,232	232,594	230,046
Foreign Debt Securities	—	—	—	—
Asset-backed Securities	—	—	—	—
Municipals	—	—	—	—
Domestic Corporate Bonds	—	—	—	—
Commercial Paper	—	—	—	—

Total investment securities available for sale	200,562	195,215	251,035	248,265

Mortgage-backed securities available for sale:
FNMA	370,517	361,129	366,307	363,097
GNMA	104,225	101,357	106,501	105,072
FHLMC	323,186	313,369	288,789	285,965
Other	196,803	193,617	167,719	166,741

Total mortgage-backed securities available for sale	994,731	969,472	929,316	920,875

Total investment and mortgage-backed securities available for sale	$1,195,293	$1,164,687	$1,180,351	$1,169,140

Investment securities held to maturity:
Municipals	$215,615	$220,606	$215,594	$222,297

Mortgage-backed securities held to maturity:
FNMA	5,578	5,424	5,765	5,689
GNMA	96,363	95,217	102,439	102,595
FHLMC	1,236	1,208	1,404	1,388
Other	—	—	—	—

Total mortgage-backed securities held to maturity	103,177	101,849	109,608	109,672

Total investment and mortgage-backed securities held to maturity	$318,792	$322,455	$325,202	$331,969

Total investment and mortgage-backed securities	$1,514,085	$1,487,142	$1,505,553	$1,501,109

     As of March 31, 2005, the carrying value and the market value of the available-for-sale securities were $1.20 billion and $1.16 billion, respectively. The total net unrealized loss on these securities was $30.6 million. Such unrealized losses, net of tax, are $17.7 million and are reflected as a reduction to stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $3.7 million, has not been recognized in the financial statements as of March 31, 2005. The unrealized net gains are the result of movements in market interest rates.

     Deposits. Deposits have traditionally been our primary source of funds to use in lending and investment activities. At March 31, 2005, 53.2% of our deposits were time deposits, 28.1% were negotiable order of withdrawal (“NOW”) accounts, demand deposit and money market accounts, and 18.6% were savings accounts. By comparison, at December 31, 2004, 53.4% of our deposits were time deposits, 27.4% were NOW accounts, demand deposit and money market accounts, and 19.2% were savings accounts.

     We obtain our deposits primarily from the communities we serve. With the exception of state and federal government entities (“Public Fund Sector”) contributing 7.4% of total deposits, no other material portion of our deposits were from or were dependent upon any one customer or industry. We accept deposits over $100,000 from customers. Included in the figure for time deposits at March 31, 2005, is $1.95 billion of deposits of $100,000 or greater, compared to $1.87 billion at December 31, 2004. Such deposits made up 36.3% of total deposits at March 31, 2005, compared to 35.8% at December 31, 2004.

     The following table presents the balances and rates paid for categories of deposits at March 31, 2005, and December 31, 2004 (dollars in thousands):

	March 31, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,509,121	1.09%	$1,427,366	0.96%
Savings accounts	998,681	1.22	1,000,489	1.03
Time deposits:
Less than $100,000	907,308	2.03	918,650	1.79
$100,000 or greater	1,947,625	2.54	1,869,357	2.26

Total time deposits	2,854,933	2.38	2,788,007	2.11

Total deposits	$5,362,735	1.80%	$5,215,862	1.59%

     Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (“FHLB”) of San Francisco to supplement our supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of our stock in the FHLB of San Francisco. At March 31, 2005, we had $354.8 million of advances outstanding and $407.3 million outstanding at December 31, 2004. At March 31, 2005, we had $884.2 million of additional FHLB borrowings available for future borrowing capacity.

     Included in the $354.8 million of FHLB advances as of March 31, 2005, were $20.0 million of short-term, fixed-rate advances that mature within one year. All of the $334.9 million in long-term advances mature between 2006 and 2008. As of March 31, 2005, $241.0 million of these advances may be terminated at the option of the FHLB of San Francisco. The FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. To date, the FHLB has not exercised its option to terminate any advances to the Company. In the event the FHLB decided to exercise this option, the Company would need to pay the advances back.

     The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	At or for the
	Three Months Ended March 31,
	2005	2004
Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$79,217	$188,561
Maximum amount outstanding at any month end period	92,081	222,444
Balance outstanding at end of period	46,413	105,009
Weighted average interest rate during the period	1.58%	1.29%
Weighted average interest rate at end of period	1.95%	0.62%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$334,912	$269,284
Maximum amount outstanding at any month end period	334,913	271,395
Balance outstanding at end of period	334,837	265,294
Weighted average interest rate during the period	4.74%	5.16%
Weighted average interest rate at end of period	4.89%	5.32%
Weighted average remaining term to maturity at end of period (in years)	3	4

     Subordinated Debentures of the Company (“TPS”). The Company established special purpose trusts in 1998, 2001, and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Subordinated Debentures issued by the Company. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by the Company to the extent the trusts have funds available thereof. The obligations of the Company under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of the Company and will be structurally subordinated to all liabilities and obligations of the Company’s subsidiaries. Included in the total TPS is $30.0 million of TPS, which were issued in 1998 at the time of the management-led buyout of the Company. The cost of that debt is 9.38% and the debt has a par call in May 2005. These trusts are not consolidated on our financial statements. The Company had $136.0 million of TPS outstanding at March 31, 2005, and December 31, 2004. Management is preparing an evaluation of the merits of repaying the $30.0 million of Junior Subordinated Debentures issued in 1998, which have an interest rate of 9.375% and may be prepaid at par commencing in the second quarter of 2005.

     Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of March 31, 2005, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at March 31, 2005, was 12.29%, as compared with 12.67% at December 31, 2004. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined) of the Bank at March 31, 2005, was 8.46% as compared with 8.49% at December 31, 2004.

     The Company is categorized as “Well Capitalized”. The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital. As discussed in Note 1 to the Consolidated Financial Statements, the trusts were deconsolidated for reporting purposes pursuant to the FIN 46R interpretation. In March 2005, the Federal Reserve issued final guidance allowing the inclusion of capital securities in Tier I capital subject to tightened quantitative limits and a broader range of restricted core capital elements, as defined. The Bank’s Tier I capital is unaffected, since all trust preferred securities have been issued at the holding company level.

     Stockholders’ Equity. Total common shares outstanding at March 31, 2005, were 91.4 million, compared with 91.1 million outstanding at December 31, 2004; prior periods have been restated for the April 12, 2005, two-for-one stock split. On January 27, 2005, the Company declared a two-for-one stock split in the form of a stock dividend to shareholders of record as of March 31, 2005, and distributable on April 12, 2005.

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

     Net cash used in operating activities for the three months ended March 31, 2005, was $119.3 million. Of this amount, net cash used in operating activities was due to $21.8 million from net income, $1.5 million from net non-cash charges, $45.9 million from net change in loans held for sale, $7.3 million net decrease in operating assets, and $42.8 million net increase in operating liabilities. Non-cash charges primarily consist of gain on sale of loans held in portfolio, securities and other assets, net amounting to $1.6 million, and other, net amounting to $747,000, which includes the amortization of deferred loan fees and the write off of loans, offset by provision for loan losses amounting to $1.2 million, and depreciation and amortization of premises and equipment amounting to $2.0 million.

     Net cash used in investing activities for the three months ended March 31, 2005, was $320.0 million. Of this amount, $326.7 million was used in loans originated and purchased, net of principal collections, offset by $18.4 million in proceeds from sale of loans held in portfolio and $7.7 million from net activities related to the investments and mortgage back activities.

     Net cash provided by financing activities for the three months ended March 31, 2005, was $120.5 million primarily due to $146.9 million from net activities related to deposits, offset by $25.9 million reduction of net borrowings from the Federal Home Loan Bank of San Francisco.

     The Company considers the impairment of value to certain investment and mortgage-backed securities is attributable to the movement of market interest rates and believes the fair value will improve over time due to the high credit ratings of the securities. There are no credit concerns with any of these investment and mortgage-backed securities, and the Company has the intent and ability to hold these securities to maturity.

     At March 31, 2005, we had $2.7 billion of certificates of deposit scheduled to mature within one year. We believe that our liquidity resources will provide us with sufficient amounts of cash necessary to meet these commitments.

     Our liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. We review our liquidity position regularly in light of our expected growth in loans and deposits. We believe that we maintain adequate sources of liquidity to meet our needs.

     Capital Resources. The Company has continuously declared quarterly dividends on common stock since 2000. The Company paid aggregate dividends of $1.8 million for the three months ended March 31, 2005. The payment of such dividends did not have a significant impact on the liquidity of the Company. As a result of the dividends declared, the total capital of the Company was reduced by $2.3 million for the three months ended March 31, 2005. Dividends declared for the three months ended March 31, 2005, had the effect of reducing the Tier I leverage capital ratio by three basis points and risk-based capital ratio by four basis points.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has been no material change in the Company’s exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2004, on file with the Securities and Exchange Commission (SEC File No. 000-24947).

ITEM 4. CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.

     As discussed in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Form 10-K filed with the SEC on March 17, 2005, as of December 31, 2004, there was a material weakness in the Company’s internal control over financial reporting due to a shortage of qualified financial personnel with sufficient depth, skills and experience to apply generally accepted accounting principles to the Company’s transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America. As a result of that material weakness, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

     The Company has authorized the addition of sufficient staff members to the finance department to ensure that it has the depth, skills and experience within the department to prepare its financial statements and disclosures in accordance with GAAP. In that regard, the Company has hired two senior finance executives for the finance department, including a tax specialist and a senior vice president responsible for managing a team focused on improving the Company’s financial accounting processes. The Company is currently in the process of recruiting additional finance executives to further strengthen the finance department and has not yet completed implementation of the changes it believes are required to remediate the previously reported material weakness in internal control over financial reporting. Because the material weakness was in the process of being remediated as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were still not effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

     Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company believes it is addressing the deficiencies that affected its internal control over financial reporting as of March 31, 2005. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and further strengthen its internal controls over the financial reporting system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	10-Q	000-24947	10.2	November 9, 2004

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.5	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	S-8	333-119518	4.2	October 4, 2004

10.6	Executive Deferred Compensation Plan	10-K	000-24947	10.6	March 17, 2005

10.7	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 17, 2005

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Jonathan H. Downing.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing.					✓

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: May 10, 2005	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(principal executive officer)

Date: May 10, 2005	/s/ Jonathan H. Downing

Jonathan H. Downing
Executive Vice President and
Chief Financial Officer
(principal financial officer)