Form 10-Q
period 2005-06-30
UCBH HOLDINGS INC
filed 2005-08-09
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________________ to __________________.
Commission File Number: 000-24947
UCBH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3072450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California	94111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 315-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of July 29, 2005, the Registrant had 91,761,181 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46
Item 4.	Controls and Procedures	46
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Submission of Matters to a Vote of Security Holders	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES
EXHIBIT INDEX
EXHIBIT 2.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.0
EXHIBIT 2.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.0

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Value)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$110,864	$73,864
Federal funds sold	12,500	134,500
Investment and mortgage-backed securities available for sale, at fair value	1,144,284	1,169,140
Investment and mortgage-backed securities held to maturity, at cost (fair value of $331,487 and $331,969 at June 30, 2005, and December 31, 2004, respectively)	321,988	325,202
Federal Home Loan Bank stock and other equity securities	74,493	56,867
Loans held for sale	260,501	326,007
Loans held in portfolio	4,931,170	4,050,741
Allowance for loan losses	(58,508)	(56,472)

Net loans held in portfolio	4,872,662	3,994,269

Accrued interest receivable	29,793	24,507
Premises and equipment, net	89,993	92,643
Goodwill	68,301	68,301
Core deposit intangibles, net	9,287	9,829
Mortgage servicing rights, net	10,190	7,747
Other assets	32,318	32,805

Total assets	$7,037,174	$6,315,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$466,296	$428,602
Interest-bearing deposits	4,959,030	4,787,260

Total deposits	5,425,326	5,215,862

Short-term borrowings	544,725	72,310
Subordinated debentures	106,000	136,000
Accrued interest payable	7,365	6,110
Long-term borrowings	349,806	334,952
Other liabilities	71,586	66,435

Total liabilities	6,504,808	5,831,669

Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at June 30, 2005, and December 31, 2004; 91,746,184 and 91,131,824 shares issued and outstanding at June 30, 2005, and December 31, 2004, respectively	918	456
Additional paid-in capital	208,659	203,432
Accumulated other comprehensive loss	(6,423)	(6,498)
Retained earnings	329,212	286,622

Total stockholders’ equity	532,366	484,012

Total liabilities and stockholders’ equity	$7,037,174	$6,315,681

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans	$79,235	$52,547	$145,860	$105,441
Funds sold and due from banks	361	94	999	108
Investment and mortgage-backed securities:
Taxable	14,625	16,713	28,801	31,898
Non-taxable	2,652	2,280	5,235	4,503

Total interest and dividend income	96,873	71,634	180,895	141,950

Interest expense:
Deposits	26,606	15,657	48,667	30,403
Short-term borrowings	2,653	639	2,969	1,245
Subordinated debentures	2,433	1,957	4,747	3,910
Long-term borrowings	5,535	3,466	9,500	6,937

Total interest expense	37,227	21,719	65,883	42,495

Net interest income	59,646	49,915	115,012	99,455
Provision for loan losses	1,775	1,009	2,965	3,183

Net interest income after provision for loan losses	57,871	48,906	112,047	96,272

Noninterest income:
Commercial banking and other fees	2,768	2,156	5,116	4,025
Service charges on deposits	851	715	1,515	1,331
Gain (loss) on sale of securities, net	(614)	2,632	(5)	6,493
Gain on sale of SBA loans, net	839	1,370	1,923	1,881
Gain on sale of multifamily and other loans, net	2,683	—	6,435	—
Equity loss in other equity investments	(859)	(1,489)	(1,270)	(1,489)

Total noninterest income	5,668	5,384	13,714	12,241

Noninterest expense:
Personnel	15,109	11,696	29,849	24,611
Occupancy	3,262	2,178	5,908	3,724
Data processing	1,762	1,400	3,386	2,694
Furniture and equipment	1,567	1,619	3,096	2,869
Professional fees and contracted services	2,782	1,601	5,291	3,124
Deposit insurance	189	197	377	402
Communication	238	319	495	615
Core deposit intangible amortization	258	482	542	715
Loss on extinguishment of subordinated debentures	1,196	—	1,196	—
Other general and administrative	4,065	3,460	7,501	7,012

Total noninterest expense	30,428	22,952	57,641	45,766

Income before income tax expenses	33,111	31,338	68,120	62,747
Income tax expense	7,747	11,070	20,950	22,660

Net income	$25,364	$20,268	$47,170	$40,087

Basic earnings per share	$0.28	$0.22	$0.52	$0.44

Diluted earnings per share	$0.27	$0.21	$0.49	$0.42

Dividends declared per share	$0.03	$0.02	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at December 31, 2003	90,076,756	$450	$208,990	$(3,245)	$208,271	$414,466
Net income	—	—	—	—	40,087	40,087	$40,087
Other comprehensive loss, net of tax	—	—	—	(15,126)	—	(15,126)	(15,126)

Comprehensive income (1)	—	—	—	—	—	—	$24,961

Stock options exercised, including related tax benefit	372,224	2	3,204	—	—	3,206
Cash dividend $0.04 per share	—	—	—	—	(3,617)	(3,617)

Balance at June 30, 2004	90,448,980	$452	$212,194	$(18,371)	$244,741	$439,016

Balance at December 31, 2004	91,131,824	$456	$203,432	$(6,498)	$286,622	$484,012
Net income	—	—	—	—	47,170	47,170	$47,170
Other comprehensive income, net of tax	—	—	—	75	—	75	75

Comprehensive income (1)	—	—	—	—	—	—	$47,245

Stock options exercised, including related tax benefit	614,360	5	5,684	—	—	5,689
Cash dividend $0.05 per share	—	—	—	—	(4,580)	(4,580)
Stock split	—	457	(457)	—	—	—

Balance at June 30, 2005	91,746,184	$918	$208,659	$(6,423)	$329,212	$532,366

(1)	Accumulated Other Comprehensive Income (Loss) arises solely from net unrealized gains (losses) on investment and mortgage-backed securities available for sale, presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$47,170	$40,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,965	3,183
Amortization of purchase price adjustments	15	(263)
Amortization of intangibles	1,718	715
Depreciation and amortization of premises and equipment	4,004	3,050
Gain on sale of loans held in portfolio, securities, and other assets, net	(69)	(6,885)
Loss on extinguishment of subordinated debentures	1,196	—
Other, net	(2,330)	1,583
Changes in operating assets and liabilities:
Decrease in loans held for sale	50,438	—
Increase in accrued interest receivable	(5,286)	(2,099)
Increase in other assets	(764)	(72,223)
Increase (decrease) in accrued interest payable	1,255	(88)
Increase in other liabilities	9,483	19,986

Net cash provided by (used in) operating activities	109,795	(12,954)

Cash flows from investing activities:
Investments and mortgage-backed securities, available for sale:
Principal payments and maturities	340,411	172,005
Purchases	(418,582)	(690,068)
Sales	91,380	490,544
Called	12,000	55,036
Investments and mortgage-backed securities, held to maturity:
Principal payments and maturities	13,007	12,939
Purchases	(9,893)	(57,768)
Purchase of Federal Home Loan Bank stock	(15,783)	—
Loans held in portfolio originated and purchased, net of principal collections	(842,347)	(474,902)
Proceeds from the sale of loans held in portfolio	30,070	71,150
Purchases of premises and other equipment	(1,691)	(5,838)
Other investing activities, net	(8,374)	(2,361)

Net cash used in investing activities	(809,802)	(429,263)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	132,354	245,104
Net increase in time deposits	77,110	105,217
Net increase in short-term borrowings	437,053	60,562
Proceeds from long-term borrowings	—	20,000
Redemption of subordinated debentures	(30,000)	—
Proceeds from stock option exercises	2,599	1,866
Payment of cash dividend on common stock	(4,109)	(3,156)

Net cash provided by financing activities	615,007	429,593

Net decrease in cash and cash equivalents	(85,000)	(12,624)
Cash and cash equivalents at beginning of period	208,364	76,786

Cash and cash equivalents at end of period	$123,364	$64,162

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

UCBH Holdings, Inc. (“UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank”), a California state-chartered commercial bank. The Bank offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California and New York, and internationally through its full-service branch in Hong Kong, which opened during the second half of 2003 under a license granted by the Hong Kong Monetary Authority. The Bank also has representative offices in Shenzhen, China and Taipei, Taiwan. During the three months ended March 31, 2004, the Bank’s wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”), commenced business. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include all adjustments consisting of normal and recurring nature, which UCBH and subsidiaries (collectively referred to as the “Company”) considers necessary for a fair statement of the financial condition and results of operations of such periods. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements include the accounts of the Company and most of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The wholly owned subsidiaries not included in the consolidated results are certain special purpose trusts established for the purpose of issuing Guaranteed Preferred Beneficial Interests in UCBH’s junior subordinated debentures. These trusts are excluded pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities”, issued by the FASB in December of 2003, as UCBH is not deemed to be the primary beneficiary. The Bank also invests in affordable housing and small business corporations, limited liability companies, and limited partnerships as a result of Community Reinvestment Act (“CRA”) requirements. Such investments are generally accounted for under the equity or cost method pursuant to Accounting Principles Board (the “APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. Additionally, the Bank recognizes a liability and a corresponding increase in CRA investments for delayed equity contributions that are unconditional and legally binding relating to affordable housing investments pursuant to Emerging Issues Task Force (“EITF”) Issue No. 94-1, “Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects”. Other commitments are disclosed in Note 14. None of these investments meet the requirements of FIN 46R, and therefore, are not consolidated.

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend for the shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of income for the three and six months ended June 30, 2004, have been restated to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, and the statement of changes in stockholders’ equity and comprehensive income (loss) take into account the stock split.

Please refer to the audited consolidated financial statements and related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, for additional details of its financial position, as well as for a description of its significant accounting policies, which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim period and the events mentioned in the notes below.

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

Transfer and Servicing of Financial Assets

From time to time, the Bank sells commercial real estate, construction, multifamily real estate, SBA and residential mortgage loans to provide funds for additional lending. The Bank retains the servicing rights on substantially all loans sold. A sale is recognized only when consideration is received and control is transferred to the buyer. A gain or loss is recognized at the time of sale by comparing the net sales proceeds to the carrying value of the loans and by calculating the value of mortgage servicing rights and retained interests, based on their relative fair values.

Accounting for Stock-Based Compensation

The Company has elected to continue accounting for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under APB Opinion No. 25, the Company records no stock-based employee compensation cost if the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Had compensation cost for the Company’s stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the three and six months ended June 30, 2005 and 2004, consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share would have been the pro forma amounts as follows (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$25,364	$20,268	$47,170	$40,087
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,251)	(1,460)	(4,413)	(2,752)

Pro forma net income	$23,113	$18,808	42,757	37,335

Basic earnings per share:
As reported	$0.28	$0.22	$0.52	$0.44
Pro forma	$0.25	$0.21	$0.47	$0.41
Diluted earnings per share:
As reported	$0.27	$0.21	$0.49	$0.42
Pro forma	$0.24	$0.20	$0.45	$0.39
If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table. The impact of outstanding non-vested stock options has been excluded from the pro forma calculation.

These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including expected stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option-pricing model for options granted for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	0.60%	0.42%	0.58%	0.42%
Volatility	42.65%	24.05%	32.36%	25.04%
Risk-free interest rate	4.10%	4.36%	4.13%	4.20%
Expected lives (years)	7.5	7.5	7.5	7.5
2.	Recent Accounting Pronouncements

Accounting Changes and Error Correction

On June 7, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it in impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R had been scheduled to be effective for the interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X to amend the date for compliance with SFAS No. 123R, so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Thus, SFAS No. 123R will not become effective for the Company until January 1, 2006.

SFAS No. 123R may be adopted using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not yet concluded on the method of adoption allowed by SFAS No. 123 and is currently evaluating the impact of this accounting guidance on its financial position and its results of operations. However, the adoption of SFAS No. 123R may have a material impact on the Company’s financial position and results of operation.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position 03-3 (“SOP 03-3”), which addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. SOP 03-3 does not apply to loans originated by the Bank. SOP 03-3 limits the yield that may be accreted to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination.

SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.

3.	Business Combination

UCBH and Pacifica Bancorp, Inc., the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005 (the “Merger Agreement”), for a total consideration of approximately $40.3 million (based on the May 23, 2005, closing price for UCBH’s common stock), composed of the issuance of approximately 1.2 million shares of UCBH’s common stock, $16.0 million in cash and approximately $3.6 million related to the cash-out of the outstanding stock options of Pacifica Bancorp, Inc. Pacifica Bancorp, Inc. had net loans of $132.0 million and total assets of $164.3 million at March 31, 2005, and net interest income of $2.0 million and net income of $386,000 for the three months ended March 31, 2005. The closing of this acquisition is anticipated to occur in the fourth quarter of 2005.

In accordance with the terms of the Merger Agreement, upon consummation of UCBH and Pacifica Bancorp, Inc. (the “Merger”), the outstanding shares of common stock, no par value, of Pacifica Bancorp, Inc. will be converted into, at the election of the holder thereof, (i) shares of UCBH’s common stock, par value $0.01, in accordance with the “Exchange Ratio”, (ii) cash in the amount of the “Per Share Cash Consideration”, or (iii) a combination of a specified number of shares of UCBH’s common stock with respect to some of such holder’s common stock in Pacifica Bancorp, Inc. and cash with respect to the remainder of such holder’s stock in Pacifica Bancorp, Inc. Exchange Ratio means the number of shares of UCBH’s common stock into which a share of common stock of Pacifica Bancorp, Inc. shall be converted, which number shall be equal to the quotient (to the nearest ten-thousandth) of (i) the “Per Share Amount” divided by (ii) the “Average Closing Price”. Per Share Cash Consideration means an amount of cash, without interest, equal to the Per Share Amount. Per Share Amount means the quotient of (i) the sum of (A) the product of (I) 1,198,795 multiplied by (II) the Average Closing Price, plus (B) $16,024,000, divided by (ii) 3,544,597, rounded to the nearest whole cent. Average Closing Price means the average of the daily closing price of a share of UCBH common stock reported on The NASDAQ Stock Market during the ten (10) consecutive trading days preceding the fifth (5) business day prior the date of consummation of the Merger.

Consummation of the Merger is subject to various closing conditions, including, among others, (i) receipt of the approval of the Merger Agreement by Pacifica Bancorp, Inc.’s stockholders; (ii) holders of not more than seven percent of the outstanding shares of capital stock of Pacifica Bancorp, Inc. having perfected dissenter’s rights pursuant to the Washington Business Corporations Act; (iii) receipt of the requisite regulatory approvals from the Board of Governors of the Federal Reserve System and other federal and state regulatory authorities; (iv) the net worth of Pacifica Bancorp, Inc. be not less than the “Company Closing Net Worth”, excluding certain considerations; and (v) receipt of an opinion as to the tax treatment of the Merger. Company Closing Net Worth means, if the consummation of the Merger occurs on or before July 31, 2005, $17,173,000; if the consummation of the Merger occurs on or after August 1, 2005, but on or before August 31, 2005, $17,363,000; if such consummation occurs on or after September 1, 2005, but on or before September 30, 2005, $17,566,000; if such consummation occurs on or after October 1, 2005, but on or before October 31, 2005, $17,764,000; and if such consummation occurs on or after November 1, 2005, $17,996,000.

Pacifica Bancorp, Inc. and UCBH shall pay to the other a “break-up fee” in the event such party terminates the Merger Agreement upon certain conditions.

4.	Cash and Due From Banks

The following table summarizes the interest-bearing and noninterest-bearing components of cash and due from banks at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Interest-bearing	$22,436	$16,556
Noninterest-bearing	88,428	57,308

Total cash and due from banks	$110,864	$73,864

The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At June 30, 2005, and December 31, 2004, the reserve requirement was $11.3 million and $6.8 million, respectively.

5.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities available for sale at June 30, 2005, and December 31, 2004, are as follows (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities:
Trust Preferred Securities	$23,442	$23,149	$18,441	$18,219
Federal Agency Notes	147,426	145,909	232,594	230,046

Total investment securities	170,868	169,058	251,035	248,265

Mortgage-backed securities:
FNMA	374,565	371,329	366,307	363,097
GNMA	91,829	90,936	106,501	105,072
FHLMC	309,121	305,458	288,789	285,965
Other	208,983	207,503	167,719	166,741

Total mortgage-backed securities	984,498	975,226	929,316	920,875

Total investment and mortgage-backed securities	$1,155,366	$1,144,284	$1,180,351	$1,169,140

As of June 30, 2005, the carrying value and the market value of the available-for-sale securities were $1.16 billion and $1.14 billion, respectively. The total net unrealized loss on these securities was $11.1 million. Such unrealized losses, net of tax, are $6.4 million and are reflected as a reduction to stockholders’ equity.

The amortized cost and approximate market value of investment and mortgage-backed securities held to maturity at June 30, 2005, and December 31, 2004, are as follows (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities:
Municipals	$225,530	$234,750	$215,594	$222,297

Mortgage-backed securities:
FNMA	5,524	5,438	5,765	5,689
GNMA	90,102	90,477	102,439	102,595
FHLMC	832	822	1,404	1,388

Total mortgage-backed securities	96,458	96,737	109,608	109,672

Total investment and mortgage-backed securities	$321,988	$331,487	$325,202	$331,969

The difference between the carrying value and market value of securities held to maturity, aggregating a gain of $9.5 million, has not been recognized in the financial statements as of June 30, 2005.

6.	Loans Held for Sale

Loans held for sale portfolio consists of the following at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$35,968	$26,882
Secured by real estate — multifamily	220,176	295,253
Business	2,291	3,337

Total commercial loans	258,435	325,472

Consumer:
Residential mortgage (one to four family)	325	—

Total consumer loans	325	—

Gross loans held for sale	258,760	325,472
Net deferred loan costs	1,741	535

Loans held for sale, at lower of cost or market value	$260,501	$326,007

7.	Loans Held in Portfolio

Loans held in portfolio consists of the following at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$2,332,530	$1,951,020
Secured by real estate — multifamily	1,032,225	865,483
Construction	361,927	291,080
Business	638,619	468,220

Total commercial loans	4,365,301	3,575,803

Consumer:
Residential mortgage (one to four family)	520,016	434,323
Other	51,976	47,926

Total consumer loans	571,992	482,249

Gross loans held in portfolio	4,937,293	4,058,052
Net deferred loan fees	(6,123)	(7,311)

Loans held in portfolio	4,931,170	4,050,741
Allowance for loan losses	(58,508)	(56,472)

Net loans held in portfolio	$4,872,662	$3,994,269

The activity in the allowance for loan losses and allowance for losses related to unfunded commitments consists of the following for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period:
Allowance for loan losses	$57,547	$59,488	$56,472	$58,126
Allowance for losses — unfunded commitments	3,948	2,816	3,940	2,737

Total allowance for losses at beginning of period	61,495	62,304	60,412	60,863
Provision for losses	1,775	1,009	2,965	3,183
Loans charged off	(3)	(763)	(137)	(1,511)
Recoveries of loans previously charged off	48	62	75	77

Total allowance for losses at end of period	$63,315	$62,612	$63,315	$62,612

Allowance for loan losses	$58,508	$59,469	$58,508	$59,469
Allowance for losses — unfunded commitments	4,807	3,143	4,807	3,143

Total allowance for losses at end of period	$63,315	$62,612	$63,315	$62,612

8.	Goodwill

The gross carrying amount for goodwill as of June 30, 2005, and December 31, 2004, are as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004
Goodwill	$68,301	$68,301

For the three and six months ended June 30, 2005, goodwill was reviewed for impairment, and it was determined there was no impairment. The activity in goodwill consists of the following for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$68,301	$87,437	$68,301	$87,437
Addition/Capitalization	—	—	—	—
Purchase price adjustment	—	(2,344)	—	(2,344)
Amortization	—	—	—	—
Write-downs	—	—	—	—
Other	—	—	—	—

Balance at end of period	$68,301	$85,093	$68,301	$85,093

9.	Core Deposit Intangibles

The gross carrying amount and the associated accumulated amortization for core deposit intangibles as of June 30, 2005, and December 31, 2004, are as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004
Core deposit intangibles, gross	$13,100	$13,100
Accumulated amortization	(3,813)	(3,271)

Core deposit intangibles, net	$9,287	$9,829

For the three and six months ended June 30, 2005, core deposit intangibles was reviewed for impairment, and it was determined there was no impairment. The activity in core deposit intangibles, net consists of the following for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,545	$10,878	$9,829	$11,111
Addition/Capitalization	—	—	—	—
Purchases	—	—	—	—
Amortization	(258)	(482)	(542)	(715)
Write-downs	—	—	—	—
Other	—	—	—	—

Balance at end of period	$9,287	$10,396	$9,287	$10,396

10.	Mortgage Servicing Rights

The gross carrying amount and the associated accumulated amortization for mortgage servicing rights, which are included in other intangibles on the consolidated balance sheets, as of June 30, 2005, and December 31, 2004, are as follows (dollars in thousands):

	June 30,	December 31,
	2005	2004
Mortgage servicing rights, gross	$12,540	$9,149
Accumulated amortization	(2,350)	(1,402)

Mortgage servicing rights, net	$10,190	$7,747

Amortization expense on mortgage servicing rights is recorded as a reduction in loan servicing fee income and reported as part of commercial banking and other fees. For the three and six months ended June 30, 2005, mortgage servicing rights were reviewed for impairment and it was determined there was no impairment. The activity in mortgage servicing rights, net consists of the following for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,039	$4,040	$7,747	$4,006
Addition/Capitalization	1,785	2,495	3,619	2,683
Purchases	—	—	—	—
Amortization	(634)	(463)	(1,176)	(617)
Write-downs	—	—	—	—
Other	—	—	—	—

Balance at end of period	$10,190	$6,072	$10,190	$6,072

The estimated fair value of mortgage servicing rights is regularly reviewed and changed depending on market conditions. The Bank stratifies the loans serviced for others by year of origination, term to maturity and loan type. If the estimated fair value of a loan strata is less than its book value, the Bank establishes a valuation allowance for the estimated temporary impairment through a charge to noninterest income.

The Bank services real estate loans for others of $1.41 billion and $1.11 billion at June 30, 2005, and December 31, 2004, respectively. These loans are not included in the consolidated balance sheets. In connection therewith, the Bank held trust funds of approximately $7.0 million and $14.1 million at June 30, 2005, and December 31, 2004, respectively, all of which were segregated in separate accounts and not included in the respective balance sheets. Some agreements with investors to whom the Bank have sold loans have provisions that could require repurchase of loans under certain circumstances. Management does not believe that any such repurchases will be significant, and therefore no provision for repurchase has been included.

11.	Borrowings

The Bank has recorded certain loan sale transactions as secured borrowings as of June 30, 2005, as a result of these transactions not qualifying for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005.

12.	Subordinated Debentures

Pursuant to the Indenture dated as of April 17, 1998, (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH redeemed on June 27, 2005, all $30,928,000 aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the “Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million from the write-off of the unamortized Debentures issuance costs and other legal costs for the three and six months ended June 30, 2005.

13.	Earnings Per Share

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of income for the three and six months ended June 30, 2004, have been restated to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, takes into account the stock split. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
Net income — basic	$25,364	91,624,156	$0.28	$20,268	90,354,498	$0.22
Effect of stock options	—	3,597,036		—	4,599,728

Net income — diluted	$25,364	95,221,192	$0.27	$20,268	94,954,226	$0.21

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
Net income — basic	$47,170	91,427,204	$0.52	$40,087	90,275,750	$0.44
Effect of stock options	—	4,062,664		—	4,683,390

Net income — diluted	$47,170	95,489,868	$0.49	$40,087	94,959,140	$0.42

14.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The Bank is a party to derivative financial instruments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Bank does not hold nor issue financial instruments for trading purposes. Financial instruments in the normal course of business include commitments to extend and purchase credit, forward commitments to sell loans, letters of credit, foreign exchange contracts and interest-rate caps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest-rate swap and cap transactions and forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. The Bank controls the credit risk of its interest-rate swap and cap agreements, foreign exchange contracts, and forward commitments to sell loans through credit approvals, limits and monitoring procedures. The Bank does not require collateral or other security to support interest-rate swap transactions with credit risk.

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of June 30, 2005, and December 31, 2004, are as follows (dollars in millions):

	June 30,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$80.0	$75.6
Commercial (excluding construction)	518.0	451.9
Construction	363.4	260.4
Letters of credit	86.0	44.8
Unfunded loans held for sale commitments	33.3	—
Foreign exchange contracts receivable	(285.1)	(176.6)
Foreign exchange contracts payable	285.2	176.0
Put options to buy	13.2	18.7
Put options to sell	(13.2)	(18.7)
Unfunded CRA investment commitments	5.9	8.3
Commitments

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.

Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by the customer’s inventories or by deposits held at the Bank.

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

Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and agreed-upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The Bank may be a purchaser of interest-rate caps and swaps. At June 30, 2005, and December 31, 2004, no interest-rate caps or swaps were outstanding. For the three and six months ended June 30, 2005 and 2004, the impact of interest-rate caps and swaps to interest income was nil.

Put options to buy are part of currency-linked deposits with other financial institutions. At the option of these third parties, the Bank is required to buy a currency at a predefined exchange rate with another currency. Put options to sell are part of currency-linked deposits that customers have placed with the Bank. At the option of the Bank, the customer is obligated to buy a currency at a predefined exchange rate with another currency. The put options to buy and put options to sell, along with the related currency-linked deposits, offset each other.

As disclosed in Note 1, the Bank has CRA investments of which a portion has been funded or remains unfunded at June 30, 2005, and December 31, 2004. Fundings are made upon request by the underlying investee companies based on original commitment amounts.

15.	Supplemental Cash Flow Information

The supplemental cash flow information is as follows (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Cash paid during the period for:
Interest	$64,627	$55,831
Income taxes	17,159	12,044
Non-cash investing and financing activities:
Loans securitized	$—	$147,134
Income tax benefit from stock options exercised	3,090	1,340
16.	Segment Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has three reportable segments, which include “Domestic Commercial Banking”, the Hong Kong operations and UCBIS. The “Other” column consists of the Hong Kong operations and UCBIS. The “Intersegment” column identifies the intersegment activities between the Domestic Commercial Banking and Other. Intersegment activities consist of funds sold and related interest by the Hong Kong operations to Domestic Commercial Banking, Hong Kong operations short-term borrowings and related transfer pricing interest with Domestic Commercial Banking, and a UCBIS deposit account with Domestic Commercial Banking. Transfer pricing interest income is based on the Company’s internal funds transfer pricing system, which assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The Hong Kong operations commenced operations in the last half of 2003 and UCBIS commenced operations during the first quarter of 2004. The following is segment information for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Domestic
	Commercial
	Banking	Other	Intersegment	Total
Three months ended June 30, 2005:
Total interest income	$95,287	$5,139	$(3,553)	$96,873
Net interest income	61,247	927	(2,528)	59,646
Net income (loss)	27,986	(81)	(2,541)	25,364
Three months ended June 30, 2004:
Total interest income	70,842	1,093	(301)	71,634
Net interest income	49,921	396	(402)	49,915
Net income (loss)	21,200	(547)	(385)	20,268
Six months ended June 30, 2005:
Total interest income	178,177	8,881	(6,163)	180,895
Net interest income	117,808	1,652	(4,448)	115,012
Net income (loss)	52,278	(614)	(4,494)	47,170
Six months ended June 30, 2004:
Total interest income	140,937	1,622	(609)	141,950
Net interest income	99,461	603	(609)	99,455
Net income (loss)	42,605	(1,936)	(582)	40,087

17.	Federal and State Taxes on Income

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (“AJCA”). The AJCA allows the Company to repatriate foreign earnings, as defined by new Section 965 of the Internal Revenue Code of 1986 (the “Code”), at an effective tax rate of 5.25% upon satisfaction of certain conditions. Such repatriations must occur in either an enterprise’s last year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

During the three months ended June 30, 2005, the Company elected to repatriate approximately $26 million in previously unremitted foreign earnings. Therefore, the Company has recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 in the second quarter of 2005. In addition, the Company has recorded a tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

FASB Staff Position 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA”, indicates that the lack of clarification of certain provisions within the AJCA and the timing of the enactment necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes”, requirement to reflect in the period of enactment the effect of the new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

18.	Subsequent Events

On July 21, 2005, UCBH's Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock. The dividend will be paid on October 11, 2005, to stockholders of record as of September 30, 2005.

On August 3, 2005, UCBH announced that it has signed a definitive agreement to acquire Asian American Bank & Trust Company (“AABT”). Under the terms of the agreement, the value of the transaction is approximately $34.3 million (based on the August 2, 2005, closing price for UCBH’s common stock), which is comprised of the issuance of UCBH common stock valued at approximately $16.1 million and approximately $18.2 million in cash, subject to certain adjustments detailed in the definitive agreement. The proposed transaction is subject to review if, during the pricing period prior to the closing date, the price of UCBH common shares falls below $14.75 or exceeds $22.12. The transaction, which is subject to approval by AABT’s shareholders and regulatory approval, is anticipated to close in the first quarter of 2006. AABT had assets of $127.1 million and deposits of $106.2 million as of June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based upon specific assumptions that may or may not prove correct. Forward-looking statements are also subject to known and unknown risks, uncertainties and other factors relating to UCBH Holdings, Inc. and subsidiaries (the “Company”) operations and business environment, all of which are difficult to predict, and many of which are beyond the control of the Company. The factors include, among others:
•	Economic and business conditions in the areas and markets in which the Company operate, particularly those affecting loans secured by real estate;

•	Deterioration or improvement in the ability of borrowers to pay their debt;

•	Market fluctuations such as those affecting interest and foreign exchange rates and the value of securities in which United Commercial Bank (the “Bank”) invests;

•	Competition from other financial institutions, whether banks, investment banks, insurance companies or others;

•	The ability of the Company to assimilate acquisitions, and enter new markets and lines of business, and the Bank to open new branches, successfully;

•	Changes in business strategies;

•	Changes in tax law and governmental regulation of financial institutions;

•	Demographic changes; and

•	Other risks and uncertainties, including those discussed in the documents the Company files with the Securities and Exchange Commission (the “SEC”).
The foregoing may cause the actual results and performance of the Company to be materially different from the results and performance indicated or suggested by the forward-looking statements. Further description of the risks and uncertainties are included in detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.

The following discussion and analysis is intended to provide details of the results of operations of the Company for the three and six months ended June 30, 2005 and 2004, and financial position at June 30, 2005, and December 31, 2004. The following discussion should be read in conjunction with the information set forth in the Company’s consolidated financial statements and notes thereto and other financial data included in this report.

SUMMARY RESULTS

UCBH Holdings, Inc. (“UCBH” ), the holding company of United Commercial Bank (the “Bank” and collectively with UCBH referred to as the “Company”), had net income of $25.4 million for the three months ended June 30, 2005, up 25.1%, compared with net income of $20.3 million for the three months ended June 30, 2004. Diluted earnings per share was $0.27 for the three months ended June 30, 2005, compared with $0.21 for the three months ended June 30, 2004, adjusted for the April 12, 2005, two-for-one stock split. The Company had net income of $47.2 million for the six months ended June 30, 2005, up 17.7%, compared with net income of $40.1 million for the six months ended June 30, 2004. Diluted earnings per share was $0.49 for the six months ended June 30, 2005, compared with $0.42 for the six months ended June 30, 2004, adjusted for the April 12, 2005, two-for-one stock split.

Revenues for the three months ended June 30, 2005, consist of approximately 91.3% net interest income, which represents the difference between interest income and interest expense, and 8.7% noninterest income. For the six months ended June 30, 2005, revenues consist of approximately 89.3% net interest income and 10.7% noninterest income. Interest income is primarily generated from loans, and investment and mortgage-backed securities. Interest expense results from interest paid to customers on their deposits and to debt holders on the Company’s borrowings. Noninterest income results primarily from commercial banking and other fees, service charges on deposit accounts, and gains on sales of multifamily loans, U.S. Small Business Administration (“SBA”) loans and securities.

Return on average assets (“ROA”) was 1.50% and 1.44% for the three and six months ended June 30, 2005, respectively, compared with 1.39% and 1.40% for the three and six months ended June 30, 2004, respectively.

Return on average equity (“ROE”) was 19.74% and 18.75% for the three and six months ended June 30, 2005, respectively, compared to 18.54% and 18.56% for the three and six months ended June 30, 2004, respectively. The higher ROA and ROE in 2005 is reflective of the inclusion of a one-time tax benefit of $3.9 million related to the repatriation of foreign subsidiary earnings for the three and six months ended June 30, 2005.

The efficiency ratio, which represents the ratio of total noninterest expense to the sum of net interest income and noninterest income, was comparable at 46.59% and 41.50% for the three months ended June 30, 2005 and 2004, respectively. The efficiency ratio for the six months ended June 30, 2005 and 2004, was 44.78% and 40.97%, respectively. The efficiency ratio increase primarily reflects the higher personnel costs, occupancy costs, and professional fees and contracted services for the three and six months ended June 30, 2005.

Compared to the three months ended June 30, 2004, interest income increased by $25.2 million, or 35.2%, to $96.9 million for the three months ended June 30, 2005, as a result of an $897.6 million increase in average interest-earning assets primarily due to loan production. Average loans outstanding were $4.92 billion for the three months ended June 30, 2005, compared with $3.94 billion for the three months ended June 30, 2004. Interest income increased by $38.9 million, or 27.4%, to $180.9 million for the six months ended June 30, 2005, compared to $142.0 million for the six months ended June 30, 2004, as a result of an $819.2 million increase in average interest-earning assets primarily due to loan production. Average loans outstanding were $4.72 billion for the six months ended June 30, 2005, compared with $3.89 billion for the six months ended June 30, 2004.

As a financial institution, the Company is sensitive to fluctuations in market interest rates. As a result of the increases in market interest rates for the three and six months ended June 30, 2005, the yields on loans and cost of deposits have been increasing. The net interest margin, calculated on a tax equivalent basis, increased to 3.74% and 3.73% for the three and six months ended June 30, 2005, respectively, from 3.66% and 3.72% for the three and six months ended June 30, 2004, respectively. The increased net interest margin reflects the favorable impact of originating higher yielding commercial loans and noninterest-bearing deposits, partially offset by the increased cost of money market accounts and certificates of deposits resulting from higher market interest rates. In light of the current competitive deposit market environment and the relatively flat yield curve projected for the remainder of the year, the Company projects a net interest margin in the range of 3.60% to 3.70% for the year ending December 31, 2005, despite the strong commercial pipeline.

The ratio of allowance for loan losses was 1.19% at June 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $58.5 million at June 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses reflects the growth in the loan portfolio, specifically commercial loans, for the six months ended June 30, 2005. For the six months ended June 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. Accordingly, the Company provided $1.8 million and $3.0 million for loan losses for the three and six months ended June 30, 2005, respectively, compared with $1.0 million and $3.2 million for the three and six months ended June 30, 2004, respectively. In addition, the Bank experienced significantly lower net loan charge-offs for the three and six months ended June 30, 2005, when compared with the net loan charge-offs for the three and six months ended June 30, 2004.

Noninterest income increased by 5.3% to $5.7 million and 12.0% to $13.7 million for the three and six months ended June 30, 2005, respectively, compared with noninterest income of $5.4 million and $12.2 million for the three and six months ended June 30, 2004, respectively. This increase resulted from: a) $2.7 million and $6.4 million of gains on sales of multifamily and other loans for the three and six months ended June 30, 2005, respectively, compared with no gains on sales of multifamily loan sales for the three and six months ended June 30, 2004; and b) an increase of $612,000, or 28.4%, and $1.1 million, or 27.1% in commercial banking and other fees due to increased trade finance activity for the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004. The Bank plans to continue its business strategy to originate and sell a portion of SBA and multifamily loans. These gains were offset by: a) a decrease of $531,000, or 38.8%, in gain on sale of SBA loans for the three months ended June 30, 2005, compared with the three months ended June 30, 2004; and b) a decrease in the gain on sale of securities from $2.6 million and $6.5 million for the three and six months ended June 30, 2004, respectively, compared with a loss on sale of available for sale securities of $614,000 and $5,000 for the three and six months ended June 30, 2005, respectively. The loss on sale of available for sale securities was primarily the result of the sale of $65.7 million and $91.4 million in securities for the three and six months ended June 30, 2005, respectively. Included in the sale of securities was $29.7 million for the three and six months ended June 30, 2005, to provide funding for executing the Company’s plan required by American Jobs Creation Act of 2004 (“AJCA”).

Noninterest expenses increased 32.58% to $30.4 million and 25.95% to $57.6 million for the three and six months ended June 30, 2005, respectively, compared with $23.0 million and $45.8 million for the three and six months ended June 30, 2004, respectively. The increase resulted primarily from an increase in personnel expenses, occupancy expenses, professional fees and contracted services, and the loss on extinguishment of subordinated debentures. For the three and six months ended June 30, 2005, personnel expenses increased to $15.1 million and $29.8 million, respectively, from $11.7 million and $24.6 million for the three and six months ended June 30, 2004, respectively, as a result of additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of the Bank’s infrastructure to support a larger and growing organization. Occupancy expenses increased to $3.3 million and $5.9 million for the three and six months ended June 30, 2005, respectively, from $2.2 million and $3.7 million for the three and six months ended June 30, 2004, respectively, as a result of the write-off of leasehold improvements, the opening of the branches in California, New York, and representative offices in Shenzhen, China and Taipei, Taiwan, the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the three and six months ended June 30, 2005, occupancy expenses reflect a full period of occupancy expenses of the new branches and representative offices opened in the latter part of 2004. Professional fees and contracted services increased by 73.77% to $2.8 million and 69.37% to $5.3 million for the three and six months ended June 30, 2005, respectively, from $1.6 million and $3.1 million for the three and six months ended June 30, 2004, respectively, as a result of a commitment to resources, primarily accounting fees, to document and enhance controls to accomplish compliance with the Sarbanes-Oxley Act. The Company incurred a loss on extinguishment of the 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debentures issuance costs and other legal costs for the three and six months ended June 30, 2005.

CORPORATE DEVELOPMENTS

Opening Representative Offices. In April 2005, UCBH announced that the Bank opened two representative offices in Shenzhen, China and Taipei, Taiwan, to further strengthen its ability to offer trade finance banking services to its customers. Working in conjunction with the Hong Kong branch, the new offices will enhance the Bank’s ability to provide a superior level of personalized service to customers with business interests in the Pacific Rim.

Merger Agreement with Pacifica Bancorp, Inc. UCBH and Pacifica Bancorp, Inc., the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005 (the “Merger Agreement”), for a total consideration of approximately $40.3 million (based on the May 23, 2005, closing price for the UCBH’s common stock), composed of the issuance of approximately 1.2 million shares of the UCBH’s common stock, $16.0 million in cash and approximately $3.6 million related to the cash-out of the outstanding stock options of Pacifica Bancorp, Inc. This acquisition strengthens the Company’s capabilities to facilitate trade flows across the Pacific Rim and will allow it to further grow its commercial banking business both in the domestic U.S. markets and in the Greater China Region. Pacifica Bancorp, Inc. had net loans of $132.0 million and total assets of $164.3 million at March 31, 2005, and net interest income of $2.0 million and net income of $386,000 for the three months ended March 31, 2005. The closing of this acquisition is anticipated to occur in the fourth quarter of 2005.

Merger Agreement with Asian American Bank & Trust Company. On August 3, 2005, UCBH announced that it has signed a definitive agreement to acquire Asian American Bank & Trust Company (“AABT”). Under the terms of the agreement, the value of the transaction is approximately $34.3 million (based on the August 2, 2005, closing price for UCBH’s common stock), which is comprised of the issuance of UCBH common stock valued at approximately $16.1 million and approximately $18.2 million in cash, subject to certain adjustments detailed in the definitive agreement. The proposed transaction is subject to review if, during the pricing period prior to the closing date, the price of UCBH common shares falls below $14.75 or exceeds $22.12. The transaction, which is subject to approval by AABT’s shareholders and regulatory approval, is anticipated to close in the first quarter of 2006. AABT had assets of $127.1 million and deposits of $106.2 million as of June 30, 2005.

Appointment of Chief Financial Officer and Appointment of Director of Corporate Development. On June 9, 2005, the Company appointed Dennis Wu as Executive Vice President and Chief Financial Officer. Mr. Wu succeeds Jonathan H. Downing, who served as Chief Financial Officer since 1989. Mr. Downing has been appointed as Executive Vice President and Director of Corporate Development and Investor Relations, and will be focusing on acquisition opportunities and managing Investor Relations activities as the Company continues to expand its franchise.

Mr. Wu joins the Company after a 37-year career at Deloitte & Touche L.L.P., where he served as National Managing Partner for the firm’s Chinese Services Group since June 2000. The Chinese Services Group advises U.S. companies doing business in China, as well as Chinese businesses seeking to penetrate the U.S. market. Mr. Wu served as a partner at Deloitte & Touche L.L.P. from 1979 to 2004, including the partner-in-charge of the firm’s Enterprise Group of Northern California, which includes its banking, savings and loans, securities brokerage, insurance, real estate, healthcare, and not-for-profit clients.

Appointment of Director. On July 21, 2005, the Boards of Directors of UCBH and the Bank appointed James Kwok as a director to the respective Board of UCBH and the Bank. Since 1986, Mr. Kwok has been the Executive Director of International Sources, Inc., with primary responsibilities in marketing, sourcing and financing activities. Prior to International Sources, Mr. Kwok was the Vice President of Crocker National Bank, managing a commercial banking portfolio of its Hong Kong and Taiwan corporate clients.

Appointment of Chief Operating Officer. On July 21, 2005, UCBH and the Bank appointed Ebrahim Shabudin as Executive Vice President and Chief Operating Officer to be effective August 1, 2005. Prior to this appointment, Mr. Shabudin served as Executive Vice President and Chief Credit Officer of UCBH and the Bank since January 1, 2004. Previously, Mr. Shabudin was the Managing Director of Credit Risk Management with Deloitte & Touche L.L.P. Mr. Shabudin also worked for Bank of America in various management positions for 25 years with the most recent experience as Senior Vice President and Credit Policy Executive.

CRITICAL ACCOUNTING POLICIES

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general industry practices. The most significant accounting policies followed by the Company are presented in its most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. These policies, along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. The critical accounting policies include estimation techniques and judgments that are based on the relevant variables and the Company’s assumptions.

A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.

Use of Estimates. The preparation of the Consolidated Financial Statements in accordance with GAAP requires management to make certain estimates and assumptions, which affect the amounts of reported assets and liabilities, as well as contingent assets and liabilities as of the date of these financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period(s). The Company has established detailed policies and control procedures that are intended to ensure that valuation methods are well controlled and applied consistently from period to period, unless actual results indicate a change in estimate is required.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s commercial and consumer loan portfolios at the balance sheet date. The estimation of the allowance is based on a variety of factors that address known and estimated risks in the portfolio, and which takes into account the Bank’s loan portfolio mix, credit quality, loan growth, trends relating to the delinquent and classified loans, general economic conditions and other factors relating to the collectibility of loans in the portfolio. The Bank’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: the general allowance applied to the portfolio per Statement of Financial Accounting Standards

(“SFAS”) No. 5, “Accounting for Contingencies”, and the specific allowance for loans deemed to be impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”.

To assess the adequacy of the allowance, the Bank utilizes the application of the internal risk rating system, and the evaluation of external factors. The loan portfolio is segmented into major segments and loss factors are applied to the portfolio segments according to risk. Loss factors are supported by historic charge-off experience, reviews of regional trends in collateral values, portfolio segment delinquency and classification trends, portfolio concentrations, macro-economic conditions, as well as other qualitative factors.

A specific allowance may be assigned to individually criticized loans in the event that they are determined to be impaired. Loans that are determined to be impaired under SFAS No. 114 are excluded from the general allowance analysis, and assessed individually.

Loans are considered to be impaired when it is probable that the Bank will not be able to collect all amounts due, including interest payments in accordance with contractual terms. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless the loan is collateral dependent. In such cases, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

The Bank continues to refine its allowance for loan loss methodology as additional relevant data becomes available. As a result of the Bank completing the review of individual loan risk ratings for loans with balances greater than $1.0 million, the Bank changed the general allowance factors applied to the Construction and Commercial Loan portfolios. In doing so, the Bank determined that the inherent risk in the portfolio was decreased due to stronger identification, administration and action plan implementation on credits in these portfolios. In addition, the Bank segregated its cash secured loans within its Commercial Real Estate and Commercial Loan portfolios and reduced the general allowance loss factors associated with the cash secured loans segment.

At June 30, 2005, the formula allowance increased to $57.2 million, compared to $53.0 million at December 31, 2004, reflecting the growth in the overall loan portfolio, partially offset by the refinements resulting from management’s continuing re-evaluation processes. At June 30, 2005, the specific allowance amounted to $1.3 million, compared to $3.5 million at December 31, 2004. The decrease is primarily attributable to lower levels of impaired loans.

Included in other liabilities are approximately $4.8 million and $3.9 million related to loan loss allowance for unfunded loan commitments at June 30, 2005, and December 31, 2004, respectively. Excluding unfunded commitments, the Company’s allowance for loan losses was $58.5 million, or 1.19% of loans held in portfolio, at June 30, 2005, compared to $56.5 million, or 1.39% of loans held in portfolio, at December 31, 2004. In management’s judgment, the estimate for allowance for loan losses is adequate.

Fair Value of Certain Assets. Certain assets of the Bank are recorded at fair value. In some cases, the fair value used is an estimate. Included among these assets are securities that are classified as available for sale, goodwill and other intangible assets, other real estate owned and impaired loans. These estimates may change from period to period, as they are affected by changes in interest rates and other market conditions. Losses not anticipated or greater than anticipated could result if the Bank sold one of these assets, subsequently discovering that its estimate of fair value had been too high. Gains not anticipated or greater than anticipated could result if the Bank were to sell one of these assets, subsequently discovering that its estimate of fair value had been too low. The Bank arrives at estimates of fair value as follows:
Available-for-Sale Securities. The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Declines in fair value deemed other-than-temporary that would result in a write-down of a security, if any, are reported in noninterest expense.

Goodwill and Other Intangible Assets. The Bank establishes goodwill and other intangible assets, including core deposit intangibles and capitalized servicing rights, by estimating the fair value of assets and liabilities acquired using various valuation approaches, such as market value, replacement costs and estimated cash flows for future periods. Additionally, the Bank must assess goodwill each year and other intangible assets each quarter for impairment. This assessment involves reviewing or revising estimated cash flows for future periods. If the future cash flows are materially less than the estimates, the Bank would be required to take a charge against earnings to write-down the asset to the lower fair value.
While the Bank’s mortgage servicing rights model estimates a value, the specific value used is based on a variety of factors, such as observable data and anticipated changes in market conditions. The assumptions are based on standards used by market participants in valuing mortgage servicing rights. The reasonableness of these assumptions is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of the Bank’s servicing portfolio are obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value estimates.

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

When the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, in 1996 it elected to continue to use the method of accounting for stock options which did not recognize compensation expense at the time options were granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each period, as if the Company had instead elected to use the accounting method that recognizes compensation expense. The Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, during 2003. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of pro forma disclosure, additional compensation expense, as disclosed in Note 1 to the Consolidated Financial Statements, would have been recognized.

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

RESULTS OF OPERATIONS

General. The Company’s main source of income is net interest income, which is the difference between its interest income (generally interest earned from borrowers and investments) and its interest expense (generally the interest owed to depositors as well as interest owed on borrowings, such as loans from the Federal Home Loan Bank). Changes in the average amount of interest-earning assets (generally loans and investments) as well as in interest-bearing liabilities (generally deposits and other borrowings) during a period affect the amount of net interest income the Company earns. Changes in the interest rates earned on loans and securities, and paid on deposits and other borrowings also affect net interest income.

The Company also earns noninterest income, which is generally made up of commercial banking fees and other fees paid by its customers, and gains on sales of loans and securities. In addition to interest expense, the Company’s income is affected by noninterest expenses (primarily personnel, occupancy and professional fees), and provision for loan losses. Other factors beyond the Company’s control, such as economic and business conditions, competition from other financial institutions, market fluctuations, changes in tax law and government regulation of financial institutions may also significantly affect the Company’s results of operations.

The Bank offers commercial deposit facilities and commercial loans. Included in the loans offered are nonresidential real estate loans, commercial business loans, multifamily real estate loans, construction loans and small business loans. Through the consumer business division, the Bank offers consumer deposit products including savings accounts, checking accounts and time deposits. The consumer division also originates residential mortgage (one to four family) loans and home equity lines of credit.

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

Operating Data and Ratios

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Following is a table of selected operating metrics for the three months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Net income	$25,364	$20,268	$5,096		25.14%
Diluted earnings per share	$0.27	$0.21	$0.06		28.57
Return on average assets	1.50%	1.39%	11	bp	7.91
Return on average equity	19.74%	18.54%	120	bp	6.47
Efficiency ratio	46.59%	41.50%	509	bp	12.27
Average equity to average assets	7.62%	7.49%	13	bp	1.74
The consolidated net income of the Company for the three months ended June 30, 2005, increased by $5.1 million, or 25.1%, to $25.4 million, compared to $20.3 million for the three months ended June 30, 2004. The annualized ROE and ROA ratios for the three months ended June 30, 2005, were 19.74% and 1.50%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.54% and 1.39%, respectively, for the three months ended June 30, 2004. These higher ratios are reflective of the inclusion of a one-time tax benefit of $3.9 million related to the repatriation of foreign subsidiary earnings for the three months ended June 30, 2005. The efficiency ratio was 46.59% for the three months ended June 30, 2005, compared with 41.50% for the three months ended June 30, 2004. The efficiency ratio increase reflects higher personnel costs, occupancy costs, professional fees and contracted services, and the loss on extinguishment of subordinated debentures for the three months ended June 30, 2005, compared with the three months ended June 30, 2004. Diluted earnings per common share on a post-split basis were $0.27 for the three months ended June 30, 2005, compared with $0.21 for the three months ended June 30, 2004.

Net Interest Income and Net Interest Margin. Following is a table of selected ratios that reflect the changes in net interest income for the Company for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Net interest income before provision for loan losses	$59,646	$49,915	$9,731		19.50%
Net interest margin (1)	3.74%	3.66%	8	bp	2.19
Average yield on loans (2)	6.44%	5.34%	110	bp	20.60
Average yield on taxable securities	4.42%	4.58%	(16)	bp	(3.49)
Average yield on non-taxable securities	4.78%	4.76%	2	bp	0.42
Average cost of deposits	1.99%	1.32%	67	bp	50.76
Average cost of borrowings	4.90%	3.55%	135	bp	38.03

(1)	Net interest margin is calculated on a tax equivalent basis.

(2)	Includes loans held for sale.
Net interest income before provision for loan losses of $59.6 million for the three months ended June 30, 2005, represented a $9.7 million, or 19.50%, increase over net interest income of $49.9 million for the three months ended June 30, 2004. The increase in net interest income was primarily due to an $897.6 million increase in the average balance of interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 67 basis points from 1.32% for the three months ended June 30, 2004, to 1.99% for the three months ended June 30, 2005, as a result of the increase in market interest rates during the past twelve months. This was offset by a 110 basis point increase in average loan yields from 5.34% for the three months ended June 30, 2004, to 6.44% for the three months ended June 30, 2005. Loan yield reflects repricing of adjustable-rate loans resulting from increases in market interest rate indices. The taxable securities yield decreased from 4.58% for the three months ended June 30, 2004, to 4.42% for the three months ended June 30, 2005. The non-taxable securities yield increased from 4.76% for the three months ended June 30, 2004, to 4.78% for the three months ended June 30, 2005.

The decrease in the taxable securities yield reflects lower-yielding securities.

The net interest margin, calculated on a tax equivalent basis, was 3.74% for the three months ended June 30, 2005, as compared to 3.66% for the three months ended June 30, 2004. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in net interest margin reflects the favorable impact of growing higher yielding commercial loans and noninterest bearing deposits, partially offset by the increased cost of money market accounts and certificates of deposit resulting from higher market interest rates.

The following is a table reflecting selected average balances of the Company’s assets and liabilities for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average interest-earning assets	$6,497,337	$5,599,727	$897,610	16.03%
Average interest-bearing liabilities	5,721,308	4,968,551	752,757	15.15
Average loans, including loans held for sale	4,918,500	3,937,324	981,176	24.92
Average taxable securities	1,323,832	1,460,605	(136,773)	(9.36)
Average non-taxable securities	221,942	191,715	30,227	15.77
Average deposits	5,344,015	4,736,061	607,954	12.84
Average borrowings	668,773	462,066	206,707	44.74
The following table presents the composition of the Bank’s average loan portfolio, including loans held for sale, for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average commercial loans	$4,400,344	$3,560,988	$839,356	23.57%
Average consumer loans	518,156	376,336	141,820	37.68

Average loans, including loans held for sale	$4,918,500	$3,937,324	$981,176	24.92%

The following table presents components of the Bank’s average deposits for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average noninterest-bearing deposits	$427,181	$365,576	$61,605	16.85%
Average interest-bearing deposits	4,916,834	4,370,485	546,349	12.50

Total average deposits	$5,344,015	$4,736,061	$607,954	12.84%

The increase of $897.6 million on average interest-earning assets for the three months ended June 30, 2005, resulted primarily from organic commercial loan growth. Average outstanding loans increased by $981.2 million for the three months ended June 30, 2005, from the same period last year as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $839.4 million for the three months ended June 30, 2005, as compared to the corresponding period of 2004. This increase is primarily due to the Bank’s continued emphasis on commercial real estate and commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the three months ended June 30, 2005, increased $141.8 million from the same period in 2004. New loan commitments of $1.19 billion for the three months ended June 30, 2005, were composed of $1.13 billion in commercial and $55.5 million in consumer commitments.

Average securities of $1.55 billion for the three months ended June 30, 2005, were down from $1.65 billion for the three months ended June 30, 2004, a decrease of $106.5 million, or 6.45%. Securities prepayments and maturities were partially replaced with new securities purchases. The long-term goal is to reduce the securities portfolio to a range of 15% to 20% of the balance sheet.

Average total deposits increased $608.0 million to $5.34 billion for the three months ended June 30, 2005, up from $4.74 billion for the three months ended June 30, 2004, a result of the Bank’s ongoing focus on the generation of commercial and consumer demand deposits. Average interest-bearing deposits increased to $4.92 billion for the three months ended June 30, 2005, up from $4.37 billion for the three months ended June 30, 2004, and average noninterest-bearing deposits increased to $427.2 million for the three months ended June 30, 2005, up from $365.6 million for the three months ended June 30, 2004.

The following table presents the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
Interest-earning assets
Loans (1)(5)	$4,918,500	$79,235	6.44%	$3,937,324	$52,547	5.34%
Taxable securities (6)	1,323,832	14,625	4.42	1,460,605	16,713	4.58
Non-taxable securities (6)	221,942	2,652	4.78	191,715	2,280	4.76
Other	33,063	361	4.37	10,083	94	3.73

Total interest-earning assets	6,497,337	96,873	5.96	5,599,727	71,634	5.12
Noninterest-earning assets	246,733	—		235,044	—

Total assets	$6,744,070	$96,873	5.75%	$5,834,771	$71,634	4.91%

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,042,570	$4,401	1.69%	$776,133	$1,941	1.00%
Savings accounts	837,437	2,258	1.08	893,359	1,902	0.85
Time deposits	3,036,827	19,947	2.63	2,700,993	11,814	1.75

Total interest-bearing deposits	4,916,834	26,606	2.16	4,370,485	15,657	1.43
Borrowings	668,773	8,188	4.90	462,066	4,105	3.55
Subordinated debentures	135,701	2,433	7.17	136,000	1,957	5.76

Total interest-bearing liabilities	5,721,308	37,227	2.60	4,968,551	21,719	1.75
Noninterest-bearing deposits	427,181	—		365,576	—
Other noninterest-bearing liabilities	81,535	—		63,356	—
Stockholders’ equity	514,046	—		437,288	—

Total liabilities and stockholders’ equity	$6,744,070	$37,227	2.21%	$5,834,771	$21,719	1.49%

Net interest income/net interest rate spread (2)(4)		$59,646	3.36%		$49,915	3.37%

Net interest-earning assets/net interest margin (3)(4)	$776,029		3.67%	$631,176		3.57%

Ratio of interest-earning assets to interest-bearing liabilities	1.14x			1.13x

(1)	Nonaccrual loans are included in the table for computation purposes, but interest for such loans is included on a cash basis.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Net interest rate spread and net interest margin is calculated on a non-tax equivalent basis.

(5)	Average loans balance includes loans held for sale.

(6)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Allowance and Provision for Loan Losses. Total nonperforming assets as of June 30, 2005, were $12.2 million, or 0.17% of total assets, reflecting management’s continued focus on maintaining high credit quality assets. This compares with total nonperforming assets of $12.6 million, or 0.20%, at December 31, 2004. Net loan recoveries were $44,000 for the three months ended June 30, 2005, compared with net loan charge-offs of $701,000 for the three months ended June 30, 2004. Annualized net loan charge-offs for the three months ended June 30, 2005, was zero compared with 0.07% for the three months ended June 30, 2004.

The ratio of allowance for loan losses was 1.19% at June 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $58.5 million at June 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses reflects the growth in the loan portfolio and the increase in commercial loans for the six months ended June 30, 2005. For the three months ended June 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. Accordingly, the Bank provided $1.8 million for loan losses for the three months ended June 30, 2005, compared with $1.0 million for the three months ended June 30, 2004. In addition, the Bank experienced significantly lower net loan charge-offs for the three months ended June 30, 2005, when compared with the net loan charge-offs for the three months ended June 30, 2004.

Noninterest Income. The following table presents the composition of noninterest income for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Commercial banking and other fees	$2,768	$2,156	$612	28.39%
Service charges on deposits	851	715	136	19.02
Gain (loss) on sale of securities, net	(614)	2,632	(3,246)	(123.33)
Gain on sale of SBA loans, net	839	1,370	(531)	(38.76)
Gain on sale of multifamily and other loans, net	2,683	—	2,683	—
Equity loss in other equity investments	(859)	(1,489)	630	(42.31)

Total noninterest income	$5,668	$5,384	$284	5.27%

Noninterest income increased by 5.27% to $5.7 million for the three months ended June 30, 2005, compared with noninterest income of $5.4 million for the three months ended June 30, 2004. This increase resulted from: a) $2.7 million of net gains on sales of multifamily and other loans for the three months ended June 30, 2005, compared with no gains on sales of multifamily loan sales in the corresponding quarter of 2004; b) an increase of $612,000, or 28.39%, in commercial banking and other fees due to increased trade finance activity; and c) a decrease in equity loss in other equity investments of $630,000. These gains were offset by: a) a decrease of $531,000, or 38.76%, in net gain on sale of SBA loans for the three months ended June 30, 2005, compared with the three months ended June 30, 2004, primarily as a result of transaction volume; and b) a decrease in the net gain on sale of securities from $2.6 million for the three months ended June 30, 2004, compared with a net loss on sale of securities of $614,000 for the three months ended June 30, 2005, which was primarily the result of the sale of $65.7 million in securities. Included in the sale of securities was $29.7 million for the three months ended June 30, 2005, to provide funding for executing the Company’s plan required by AJCA.

Noninterest Expense. The following table presents the composition of noninterest expense for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Personnel	$15,109	$11,696	$3,413		29.18%
Occupancy	3,262	2,178	1,084		49.77
Data processing	1,762	1,400	362		25.86
Furniture and equipment	1,567	1,619	(52)		(3.21)
Professional fees and contracted services	2,782	1,601	1,181		73.77
Deposit insurance	189	197	(8)		(4.06)
Communication	238	319	(81)		(25.39)
Core deposit intangible amortization	258	482	(224)		(46.47)
Loss on extinguishment of subordinated debentures	1,196	—	1,196		—
Other general and administrative	4,065	3,460	605		17.49

Total noninterest expense	$30,428	$22,952	$7,476		32.57%

Efficiency ratio	46.59%	41.50%	509	bp	12.27%
Noninterest expenses to average assets	1.80%	1.57%	23	bp	14.65%
Noninterest expenses increased 32.57% to $30.4 million for the three months ended June 30, 2005, compared with $23.0 million for the three months ended June 30, 2004. The increase resulted primarily from an increase in personnel expenses, occupancy expenses, professional fees and contracted services, and the loss on extinguishment of subordinated debentures. For the three months ended June 30, 2005, personnel expenses increased to $15.1 million from $11.7 million for the three months ended June 30, 2004, as a result of additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of the Bank’s infrastructure to support a larger and growing organization. Occupancy expenses increased to $3.3 million for the three months ended June 30, 2005, from $2.2 million for the three months ended June 30, 2004, as a result of the write-off of leasehold improvements, the opening of the branches in California, New York, and representative offices in Shenzhen, China and Taipei, Taiwan and the expansion of the Hong Kong branch. Also, for the three months ended June 30, 2005, occupancy expenses reflect a full quarter of occupancy expenses of the new branches and representative offices opened in the latter part of 2004 and during the three months ended March 31, 2005. Professional fees and contracted services increased by 73.77% to $2.8 million for the three months ended June 30, 2005, from $1.6 million for the three months ended June 30, 2004, as a result of a commitment to resources, primarily accounting fees, to document and enhance controls to accomplish compliance with the Sarbanes-Oxley Act. The Company incurred a loss on extinguishment of the 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debentures issuance costs for the three months ended June 30, 2005.

Provision for Income Taxes. The provision for income taxes was $7.7 million and $11.1 million on income before taxes of $33.1 million and $31.3 million for the three months ended June 30, 2005 and 2004, respectively. The effective tax rate for the three months ended June 30, 2005, was 23.4%, compared with 35.3% for the three months ended June 30, 2004. These rates are lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income and the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

As of June 30, 2005, the Company repatriated approximately $26 million in previously unremitted foreign earnings for which the Company had previously provided deferred taxes. In connection with the repatriation, the Company has recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 in the second quarter of 2005. In addition, the Company has recorded a tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

For the remainder of 2005, based on current tax laws, the Company’s effective tax rate is expected to be approximately 37.3% before considering the effect of any unusual or special items that may effect the Company’s tax rate in future periods.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Following is a table of selected operating metrics for the six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points	%
Net income	$47,170	$40,087	$7,083	17.67%
Diluted earnings per share	$0.49	$0.42	$0.07	16.67
Return on average assets	1.44%	1.40%	4 bp	2.86
Return on average equity	18.75%	18.56%	19 bp	1.02
Efficiency ratio	44.78%	40.97%	381 bp	9.30
Average equity to average assets	7.69%	7.56%	13 bp	1.72
The consolidated net income of the Company for the six months ended June 30, 2005, increased by $7.1 million, or 17.67%, to $47.2 million, compared to $40.1 million for the six months ended June 30, 2004. The annualized return on ROE and ROA ratios for the six months ended June 30, 2005, were 18.75% and 1.44%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.56% and 1.40%, respectively, for the six months ended June 30, 2004. These higher ratios are reflective of the inclusion of a one-time tax benefit of $3.9 million related to the repatriation of foreign subsidiary earnings for the six months ended June 30, 2005. The efficiency ratio was 44.78% for the six months ended June 30, 2005, compared with 40.97% for the six months ended June 30, 2004. The efficiency ratio increase reflects higher personnel costs, occupancy costs, professional fees and contracted services, and the loss on extinguishment of subordinated debentures for the six months ended June 30, 2005, compared with the six months ended June 30, 2004. Diluted earnings per common share on a post-split basis were $0.49 for the six months ended June 30, 2005, compared with $0.42 for the six months ended June 30, 2004.

Net Interest Income and Net Interest Margin. Following is a table of selected ratios that reflect the changes in net interest income for the Company for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points	%
Net interest income before provision for loan losses	$115,012	$99,455	$15,557	15.64%
Net interest margin (1)	3.73%	3.72%	1 bp	0.27
Average yield on loans (2)	6.18%	5.42%	76 bp	14.02
Average yield on taxable securities	4.40%	4.55%	(15) bp	(3.30)
Average yield on non-taxable securities	4.79%	4.78%	1 bp	0.21
Average cost of deposits	1.84%	1.31%	53 bp	40.46
Average cost of borrowings	4.58%	3.56%	102 bp	28.65

(1)	Net interest margin is calculated on a tax equivalent basis.

(2)	Includes loans held for sale.
Net interest income before provision for loan losses of $115.0 million for the six months ended June 30, 2005, represented a $15.6 million, or 15.64%, increase over net interest income of $99.5 million for the six months ended June 30, 2004. The increase in net interest income was primarily due to an $819.2 million increase in the average balance of interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 53 basis points from 1.31% for the six months ended June 30, 2004, to 1.84% for the six months ended June 30, 2005, as a result of the increase in market interest rates during the past twelve months. This was offset by a 76 basis point increase in average loan yields from 5.42% for the six months ended June 30, 2004, to 6.18% for the six months ended June 30, 2005. Loan yield reflects repricing of adjustable-rate loans resulting from increases in market interest rate indices. The taxable securities yield decreased from 4.55% for the six months ended June 30, 2004, to 4.40% for the six months ended June 30, 2005. The non-taxable securities yield increased from 4.78% for the six months ended June 30, 2004, to 4.79% for the six months ended June 30, 2005. The decrease in the taxable securities yield reflects lower-yielding securities.

The net interest margin, calculated on a tax equivalent basis, was 3.73% for the six months ended June 30, 2005, as compared to 3.72% for the six months ended June 30, 2004. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in net interest margin reflects the favorable impact of growing higher yielding commercial loans and noninterest-bearing deposits, partially offset by the increased cost of money market accounts and certificates of deposit resulting from higher market interest rates.

The following is a table reflecting selected average balances of the Company’s assets and liabilities for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average interest-earning assets	$6,306,350	$5,487,116	$819,234	14.93%
Average interest-bearing liabilities	5,539,247	4,881,170	658,077	13.48
Average loans, including loans held for sale	4,717,214	3,889,384	827,830	21.28
Average taxable securities	1,309,936	1,402,472	(92,536)	(6.60)
Average non-taxable securities	218,789	188,530	30,259	16.05
Average deposits	5,281,583	4,636,573	645,010	13.91
Average borrowings	544,725	459,955	84,770	18.43
The following table presents the composition of the Bank’s average loan portfolio, including loans held for sale, for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average commercial loans	$4,207,432	$3,537,100	$670,332	18.95%
Average consumer loans	509,782	352,284	157,498	44.71

Average loans, including loans held for sale	$4,717,214	$3,889,384	$827,830	21.28%

The following table presents components of the Bank’s average deposits for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Average noninterest-bearing deposits	$422,911	$351,358	$71,553	20.36%
Average interest-bearing deposits	4,858,672	4,285,215	573,457	13.38

Total average deposits	$5,281,583	$4,636,573	$645,010	13.91%

The increase of $819.2 million on average interest-earning assets for the six months ended June 30, 2005, resulted primarily from organic commercial loan growth. Average outstanding loans increased by $827.8 million for the six months ended June 30, 2005, from the same period last year as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $670.3 million for the six months ended June 30, 2005, as compared to the corresponding period of 2004. This increase is primarily due to the Bank’s continued emphasis on commercial real estate and commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the six months ended June 30, 2005, increased $157.5 million from the same period in 2004. New loan commitments of $1.99 billion for the six months ended June 30, 2005, were composed of $1.88 billion in commercial commitments and $108.7 million in consumer commitments.

Average securities of $1.53 billion for the six months ended June 30, 2005, were down from $1.59 billion for the six months ended June 30, 2004, a decrease of $62.3 million, or 3.91%. Securities prepayments and maturities were partially replaced with new securities purchases. The long-term goal is to reduce the securities portfolio to a range of 15% to 20% of the balance sheet.

Average total deposits increased $645.0 million to $5.28 billion for the six months ended June 30, 2005, up from $4.64 billion for the six months ended June 30, 2004, a result of the Bank’s ongoing focus on the generation of commercial and consumer demand deposits. Average interest-bearing deposits increased to $4.86 billion for the six months ended June 30, 2005, up from $4.29 billion for the six months ended June 30, 2004, and average noninterest-bearing deposits increased to $422.9 million for the six months ended June 30, 2005, up from $351.4 million for the six months ended June 30, 2004.

The following table presents the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets, and the resultant yields and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Yield/Cost	Balance	Expense	Yield/Cost
Interest-earning assets
Loans (1)(5)	$4,717,214	$145,860	6.18%	$3,889,384	$105,441	5.42%
Taxable securities (6)	1,309,936	28,801	4.40	1,402,472	31,898	4.55
Non-taxable securities (6)	218,789	5,235	4.79	188,530	4,503	4.78
Other	60,411	999	3.31	6,730	108	3.21

Total interest-earning assets	6,306,350	180,895	5.74	5,487,116	141,950	5.17
Noninterest-earning assets	239,533	—		229,913	—

Total assets	$6,545,883	$180,895	5.53%	$5,717,029	$141,950	4.97%

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,011,073	$7,847	1.55%	$757,995	$3,707	0.98%
Savings accounts	893,533	4,723	1.06	883,849	3,574	0.81
Time deposits	2,954,066	36,097	2.44	2,643,371	23,122	1.75

Total interest-bearing deposits	4,858,672	48,667	2.00	4,285,215	30,403	1.42
Borrowings	544,725	12,469	4.58	459,955	8,182	3.56
Subordinated debentures	135,850	4,747	6.99	136,000	3,910	5.75

Total interest-bearing liabilities	5,539,247	65,883	2.38	4,881,170	42,495	1.74
Noninterest-bearing deposits	422,911	—		351,358	—
Other noninterest-bearing liabilities	80,546	—		52,506	—
Stockholders’ equity	503,179	—		431,995	—

Total liabilities and stockholders’ equity	$6,545,883	$65,883	2.01%	$5,717,029	$42,495	1.49%

Net interest income/net interest rate spread (2)(4)		$115,012	3.36%		$99,455	3.43%

Net interest-earning assets/net interest margin (3)(4)	$767,103		3.65%	$605,946		3.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.14x			1.12x

(1)	Nonaccrual loans are included in the table for computation purposes, but interest for such loans is included on a cash basis.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Net interest rate spread and net interest margin is calculated on a non-tax equivalent basis.

(5)	Average loans balance includes loans held for sale.

(6)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Allowance and Provision for Loan Losses. Total nonperforming assets as of June 30, 2005 were $12.2 million, or 0.17%, reflecting management’s continued focus on maintaining high credit quality assets. This compares with total nonperforming assets of $12.6 million, or 0.20%, at December 31, 2004. Net loan charge-offs were $62,000 for the six months ended June 30, 2005, compared with net loan charge-offs of $1.4 million for the six months ended June 30, 2004. Annualized net loan charge-offs for the six months ended June 30, 2005, was zero compared with 0.07% for the six months ended June 30, 2004.

The ratio of allowance for loan losses was 1.19% at June 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $58.5 million at June 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses reflects the growth in the loan portfolio and the increase in commercial loans for the six months ended June 30, 2005. For the six months ended June 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. In addition, the Bank experienced significantly lower net loan charge-offs for the six months ended June 30, 2005, when compared with the net loan charge-offs for the six months ended June 30, 2004. Accordingly, the Company provided $3.0 million for loan losses for the six months ended June 30, 2005, compared with $3.2 million for the six months ended June 30, 2004.

Noninterest Income. The following table presents the composition of noninterest income for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$	%
Commercial banking and other fees	$5,116	$4,025	$1,091	27.11%
Service charges on deposits	1,515	1,331	184	13.82
Gain (loss) on sale of securities, net	(5)	6,493	(6,498)	(100.08)
Gain on sale of multifamily and other loans, net	6,435	—	6,435	—
Gain on sale of SBA loans, net	1,923	1,881	42	2.23
Equity loss in other equity investments	(1,270)	(1,489)	219	(14.71)

Total noninterest income	$13,714	$12,241	$1,473	12.03%

Noninterest income increased by 12.03% to $13.7 million for the six months ended June 30, 2005, compared with noninterest income of $12.2 million for the six months ended June 30, 2004. This increase resulted from: a) $6.4 million of gains on sales of multifamily loans for the six months ended June 30, 2005, compared with no gains on sales of multifamily loan sales in the corresponding quarter of 2004; b) an increase of $1.1 million, or 27.11%, in commercial banking fees due to increased trade finance activity; and c) an increase of $42,000, or 2.23%, in gain on sale of SBA loans for the six months ended June 30, 2005, compared with the six months ended June 30, 2004. These gains were partially offset by a decrease in the gain on sale of securities from $6.5 million for the six months ended June 30, 2004, compared with a net loss on sale of securities of $5,000 for the six months ended June 30, 2005, which was primarily the result of the sale of $91.4 million in securities. Included in the sale of securities was $29.7 million for the six months ended June 30, 2005, to provide funding for executing the Company’s plan required by AJCA.

Noninterest Expense. The following table presents the composition of noninterest expense for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	$/Basis Points		%
Personnel	$29,849	$24,611	$5,238		21.28%
Occupancy	5,908	3,724	2,184		58.65
Data processing	3,386	2,694	692		25.69
Furniture and equipment	3,096	2,869	227		7.91
Professional fees and contracted services	5,291	3,124	2,167		69.37
Deposit insurance	377	402	(25)		(6.22)
Communication	495	615	(120)		(19.51)
Core deposit intangible amortization	542	715	(173)		(24.20)
Loss on extinguishment of subordinated debentures	1,196	—	1,196		—
Other general and administrative	7,501	7,012	489		6.97

Total noninterest expense	$57,641	$45,766	$11,875		25.95%

Efficiency ratio	44.78%	40.97%	381	bp	9.30%
Noninterest expenses to average assets	1.76%	1.60%	16	bp	10.00%
Noninterest expenses increased 25.95% to $57.6 million for the six months ended June 30, 2005, compared with $45.8 million for the six months ended June 30, 2004. The increase resulted primarily from an increase in personnel expenses, occupancy expenses, professional fees and contracted services, and the loss on extinguishment of subordinated debentures. For the six months ended June 30, 2005, personnel expenses increased to $29.8 million from $24.6 million for the six months ended June 30, 2004, as a result of additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of the Bank’s infrastructure to support a larger and growing organization. Occupancy expenses increased to $5.9 million for the six months ended June 30, 2005, from $3.7 million for the six months ended June 30, 2004, as a result of the write-off of leasehold improvements, the opening of the branches in California, New York, and representative offices in Shenzhen, China and Taipei, Taiwan, the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the six months ended June 30, 2005, occupancy expenses reflect a full six months of occupancy expenses of the new branches and representative offices opened in the latter part of 2004. Professional fees and contracted services increased by 69.37% to $5.3 million for the six months ended June 30, 2005, from $3.1 million for the six months ended June 30, 2004, as a result of a commitment to resources, primarily accounting fees, to document and enhance controls to accomplish compliance with the Sarbanes-Oxley Act. The Company incurred a loss on extinguishment of the 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debenture issuance costs for the six months ended June 30, 2005.

Provision for Income Taxes. The provision for income taxes was $21.0 million and $22.7 million on income before taxes of $68.1 million and $62.7 million for the six months ended June 30, 2005 and 2004, respectively. The effective tax rate for the six months ended June 30, 2005, was 30.8%, compared with 36.1% for the six months ended June 30, 2004. These rates are lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income and the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

As of June 30, 2005, the Company repatriated approximately $26 million in previously unremitted foreign earnings for which the Company had previously provided deferred taxes. In connection with the repatriation, the Company has recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 in the second quarter of 2005. In addition, the Company has recorded a tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

For the remainder of 2005, based on current tax laws, the Company’s effective tax rate is expected to be approximately 37.3% before considering the effect of any unusual or special items that may effect the Company’s tax rate in future periods.

FINANCIAL POSITION

The following table outlines the Company’s loans, securities and total assets at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,	Increase (Decrease)
	2005	2004	$	%
Total loans held in portfolio	$4,931,170	$4,050,741	$880,429	21.74%
Securities	1,466,272	1,494,342	(28,070)	(1.88)
Total assets	7,037,174	6,315,681	$721,493	11.42
The Company experienced continued asset and core deposit growth for the six months ended June 30, 2005. The increase of $721.5 million in total assets from December 31, 2004, to June 30, 2005, was primarily related to increases in the loan portfolio.

During the six months ended June 30, 2005, total loans held in portfolio increased by $880.4 million. This growth resulted primarily from an organic increase in commercial loans from the Bank’s continuing focus on originating such loans. Total commercial loans grew to $4.37 billion at June 30, 2005, up from $3.58 billion at December 31, 2004, as a result of new commercial loan commitments of $1.88 billion for the six months ended June 30, 2005, due to continued loan generation efforts, partially offset by principal repayments, and loan sales. Consumer loans increased to $572.0 million at June 30, 2005, from $482.2 million at December 31, 2004, primarily due to organic growth.

As a result of favorable market conditions and continued marketing efforts, the Bank experienced a higher level of new loan commitments; $1.99 billion for the six months ended June 30, 2005, which was composed of $1.88 billion in commercial loan commitments and $108.7 million in consumer commitments.

The securities balance (including the available-for-sale and held-to-maturity portfolios) decreased by $28.1 million from December 31, 2004, to June 30, 2005. This was primarily the result of sales of $91.4 million, principal repayments and securities calls of $93.7 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $428.5 million for the six months ended June 30, 2005.

Loan Quality Data and Ratios

The following table outlines certain information regarding the Bank’s allowance for loan losses, past due and nonperforming loans at June 30, 2005, and December 31, 2004:

	June 30,	December 31,	Increase (Decrease)
	2005	2004	$/Basis Points	%
Allowance for loan losses	$58,508	$56,472	$2,036	3.61%
Allowance for loan losses to loans held in portfolio	1.19%	1.39%	(20) bp	(14.39)
Past due loans to total loans held in portfolio	0.43%	0.90%	(47) bp	(52.22)
Nonperforming loans/assets	$12,209	$12,574	$(365)	(2.90)
Nonperforming assets to total assets	0.17%	0.20%	(3) bp	(15.00)%
The allowance for loan losses increased by $2.0 million from December 31, 2004, to June 30, 2005, due to loan portfolio growth, partially offset by the Bank’s continued quarterly re-evaluation process as previously disclosed in the Allowance and Provision for Loan Losses section under Results of Operations.

The following table shows the composition of the Bank’s loan portfolio by amount and percentage of total gross loans in each major loan category at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,332,530	47.24%	$1,951,020	48.08%
Secured by real estate — multifamily	1,032,225	20.91	865,483	21.33
Construction	361,927	7.33	291,080	7.17
Business	638,619	12.93	468,220	11.54

Total commercial	4,365,301	88.41	3,575,803	88.12

Consumer:
Residential mortgage (one to four family)	520,016	10.53	434,323	10.70
Other	51,976	1.05	47,926	1.18

Total consumer	571,992	11.59	482,249	11.88

Gross loans held in portfolio	4,937,293	100.00%	4,058,052	100.00%

Net deferred loan origination (fees) costs	(6,123)		(7,311)

Loans held in portfolio	4,931,170		4,050,741
Allowance for loan losses	(58,508)		(56,472)

Net loans held in portfolio	$4,872,662		$3,994,269

The Bank has identified certain loans that will be sold during 2005. As a result, such loans are classified as held for sale at June 30, 2005, and December 31, 2004. The composition of the loans held for sale portfolio was as follows (dollars in thousands):

	June 30,	December 31,	Increase (Decrease)
	2005	2004	$	%
Commercial:
Secured by real estate — nonresidential	$35,968	$26,882	$9,086	33.80%
Secured by real estate — multifamily	220,176	295,253	(75,077)	(25.43)
Business	2,291	3,337	(1,046)	(31.35)

Total commercial	258,435	325,472	(67,037)	(20.60)

Consumer:
Residential mortgage (one to four family)	325	—	325	—

Total consumer	325	—	325	—

Gross loans held for sale	258,760	325,472	(66,712)	(20.50)
Net deferred loan costs	1,741	535	1,206	225.42

Loans held for sale	$260,501	$326,007	$(65,506)	(20.09)%

The Bank continues to emphasize production of commercial real estate and commercial business loans. The Bank also originates and funds loans that qualify for guarantees issued by the SBA. Generally, the SBA guarantees on such loans are 75% of the loan amount. The residual portion of the loan is not guaranteed by the U.S. government, and the Bank bears the credit risk on that portion of such loans. The Bank generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time-to-time, the Bank may sell part of the unguaranteed portion of the SBA loans. SBA regulations require that the Bank as the originator retain a minimum of 5% of the total loan amount.

As a result of changing the loan origination focus to commercial loans, the Bank is originating more loans that reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, and then generally reprice monthly or become due and payable. Multifamily loans are generally adjustable-rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate and reprice semiannually or annually, have fixed rates, meaning that the loans have interest rates that are fixed over the term of the loans, for terms of 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually.

The following table reflects the Bank’s gross loans held in portfolio composition by type at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,	Increase (Decrease)
	2005	2004	$	%
Adjustable-rate loans	$2,847,415	$2,603,889	$243,526	9.35%
Intermediate fixed-rated loans	1,225,781	881,744	344,037	39.02
Fixed-rate loans	864,097	572,419	291,678	50.96

Gross loans held in portfolio	$4,937,293	$4,058,052	$879,241	21.67%

Adjustable-rate loans increased $243.5 million from December 31, 2004, to June 30, 2005. Adjustable-rate loans represented 57.7% of gross loans at June 30, 2005, compared with 64.2% of gross loans at December 31, 2004. The increase of $344.0 million in intermediate fixed-rate loans from December 31, 2004, to June 30, 2005, is a result of the origination of new intermediate fixed-rate multifamily loans based on market demand. Fixed-rate loans increased $291.7 million from December 31, 2004, to June 30, 2005.

As a result of the Bank’s continued focus on commercial lending activities, loan growth remained concentrated in its commercial loan portfolio, which totaled $4.37 billion at June 30, 2005, a 22.08% increase from $3.58 billion at December 31, 2004.

The table below shows new loan commitments for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$623,670	$295,950
Secured by real estate — multifamily	643,538	342,447
Construction	308,945	175,025
Business	306,026	206,706

Total commercial loans	1,882,179	1,020,128

Consumer:
Residential mortgage (one to four family)	88,400	126,866
Home equity and other	20,348	21,256

Total consumer loans	108,748	148,122

Total new loan commitments	$1,990,927	$1,168,250

Internal Loan Securitizations. The Bank manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Bank exchanges either multifamily or residential mortgage (one to four family) loans for Fannie Mae (“FNMA”) securities. Residential mortgage (one to four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

These internal securitizations do not have a cash impact to the Bank, since selected loans from its loans held in portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in the Bank’s loans held in portfolio. The FNMA securities are generally held as available-for-sale (“AFS”) securities in the Bank’s investment and mortgage-backed securities portfolio.

Through these securitization transactions, the Bank also reduces its credit risk. In these securitizations, the Company fully transfers credit risk on the related loans to FNMA. The Bank’s yield on the FNMA securities is lower than the average yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for relieving the Bank of the credit risk on these loans. Since the Bank retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. The Bank continues to service the loans included in these securitizations. In addition, these securitization transactions improve the Bank’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do whole loans.

During the six months ended June 30, 2004, the Bank internally securitized $147.1 million of multifamily loans. There were no securitizations during the six months ended June 30, 2005.

Risk Elements. The Bank generally place loans on nonaccrual status when they become 90 days past due, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. The Bank charge off loans when it determines that collection has become unlikely. Other real estate owned (“OREO”), of which the Bank has none, would consist of real estate acquired by us through foreclosure.

The following is the Bank’s risk elements table at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$11,276	$8,085
Construction	—	4,353
Business	933	136

Total nonaccrual loans	12,209	12,574

Total nonperforming assets	$12,209	$12,574

Nonperforming assets to total assets	0.17%	0.20%
Nonaccrual loans to total loans	0.24%	0.29%
Nonperforming assets to total loans and OREO	0.24%	0.29%
Total loans	$5,191,671	$4,376,748
Gross income not recognized on nonaccrual loans	507	699
Accruing loans contractually past due 90 days or more	6,639	3,101
Loans classified as troubled debt restructurings but not included above	10,903	11,329

Total nonperforming assets were $12.2 million at June 30, 2005, a decrease of $365,000, from $12.6 million at December 31, 2004. The decrease was primarily attributable to removal of three construction loans from nonaccrual loans, offset by one additional commercial real estate loan and three additional commercial business loans to nonaccrual loans. The ratio of nonperforming assets to total assets was 0.17% at June 30, 2005, compared with 0.20% at December 31, 2004.

The Bank’s policy is to record OREO at the lower of carrying value or fair value less estimated disposal costs. Any write-down of OREO would be charged to earnings.

The $10.9 million performing restructured amount in the table above represents one commercial real estate loan and one commercial loan. The first performing restructured loan is represented by a non-residential loan secured by real estate for $8.8 million. The $8.8 million non-residential loan secured by real estate has been classified as a performing restructured loan as a result of the Bank making interest rate concessions on a separate loan for $1.6 million to the same obligator and is secured by the same property. The separate loan of $1.6 million is included in the nonaccrual commercial real estate in the table above. The other performing restructured loan is represented by a commercial business loan of $2.1 million where the Bank provided an interest rate concession.

With the exception of the loans described in the above and the classified loans, the Bank is not aware of any other loans as of June 30, 2005, where the known credit problems of the borrower lead us to believe that they will not comply with their repayment schedule, or that would result in the loan being included in the nonperforming loan table at a future date.

Since 1998, the Bank has engaged an independent loan review firm to examine the classification of our commercial loan portfolio. The firm reviews new commercial loan commitments in excess of $100,000 and also conducts annual reviews based on specified criteria. The firm is composed of former bank regulators and former bankers.

Management cannot predict the extent to which economic conditions in the Bank’s market area may worsen or the full impact that such conditions may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

The Bank has a risk rating process to which all loans in the portfolio are subjected. Criticized loans are classified in the following categories:
•	“Special Mention”: loans that should not yet be adversely classified, but have credit deficiencies or potential weaknesses that warrant the Bank’s attention.

•	“Substandard”: loans with one or more well-defined weaknesses, which have the distinct possibility that the Bank will sustain some loss if the weaknesses are not corrected.

•	“Doubtful”: loans with the weaknesses of a substandard loan plus such weaknesses, which make collection or liquidation in full questionable, based on current information, and have a high probability of loss.

•	“Loss”: loans considered uncollectible.

The following table sets forth information concerning the allowance for loan losses and allowance for losses related to unfunded commitments for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	Six Months Ended June 30,
	2005	2004
Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126
Allowance for losses — unfunded commitments	3,940	2,737

Total allowance for losses at beginning of year	60,412	60,863
Provision for loan losses	2,965	3,183

Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	416
Business	137	1,064

Total commercial	137	1,480

Consumer:
Other	—	31

Total consumer	—	31

Total charge-offs	137	1,511

Recoveries:
Commercial:
Business	58	64

Total commercial	58	64

Consumer:
Other	17	13

Total consumer	17	13

Total recoveries	75	77

Total allowance for losses at end of period	$63,315	$62,612

Allowance for loan losses	$58,508	$59,469
Allowance for losses — unfunded commitments	4,807	3,143

Total allowance for losses at end of period	$63,315	$62,612

Allowance for loan losses to ending loans (1)	1.19%	1.47%
Annualized net charge-offs to average loans outstanding (2)	—%	0.07%

(1)	Ratio of allowance for loan losses to ending loans for June 30, 2005 and 2004, are based on loans held in portfolio, and excludes loans held for sale.

(2)	Average loans balance includes loans held for sale.

Securities. The Bank maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and enhance the income of the organization. The portfolio is composed of two segments: Available for Sale (“AFS”) and Held to Maturity (“HTM”). The Bank does not maintain a trading portfolio. The Bank carries the AFS portfolio at fair value, with unrealized changes in the fair value of the securities reflected as Accumulated Other Comprehensive Income (Loss). At the end of each month, the Bank adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Bank classifies it either as AFS or HTM. Securities are classified as HTM if the Bank has the positive intent and ability to hold such securities to maturity.

The Bank’s portfolio investments are governed by the Asset/Liability Policy (“A/L Policy”), which is approved by the Bank’s Board of Directors. The A/L Policy sets forth exposure limits for selected investments, as a function of total assets, total securities and Tier I Capital. The A/L Policy further sets forth maximum maturity and duration limits for securities. The A/L Policy also further limits the concentration in a particular investment as a function of the total issue. The A/L Policy sets forth goals for each type of investment with respect to ROA, ROE and Return on Risk-Based Capital. It also sets forth limits for interest rate sensitivity for each type of investment.

Permitted investments include U.S. Government obligations, agency securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. The Bank’s Board of Directors has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.

The securities balance, which includes the AFS and HTM portfolios, decreased by $28.1 million from December 31, 2004, to June 30, 2005. This was primarily the result of sales of $91.4 million, principal repayments and securities calls of $93.7 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $428.5 million for the six months ended June 30, 2005. The Bank intends to continue reducing its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.

The portfolio provides liquidity for the Bank’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowing. Securities are generally pledged as collateral for such borrowings.

The Bank’s HTM securities portfolio declined from $325.2 million at December 31, 2004, to $322.0 million at June 30, 2005. This decrease primarily resulted from principal repayments of $13.0 million. The Bank plans from time-to-time to continue to purchase securities for its HTM portfolio. However, for the foreseeable future, the Bank expects that the preponderance of its securities portfolio will be classified as AFS.

The following table presents the securities portfolio at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust Preferred Securities	$23,442	$23,149	$18,441	$18,219
Federal Agency Notes	147,426	145,909	232,594	230,046

Total investment securities available for sale	170,868	169,058	251,035	248,265

Mortgage-backed securities available for sale:
FNMA	374,565	371,329	366,307	363,097
GNMA	91,829	90,936	106,501	105,072
FHLMC	309,121	305,458	288,789	285,965
Other	208,983	207,503	167,719	166,741

Total mortgage-backed securities available for sale	984,498	975,226	929,316	920,875

Total investment and mortgage-backed securities available for sale	$1,155,366	$1,144,284	$1,180,351	$1,169,140

Investment securities held to maturity:
Municipals	$225,530	$234,750	$215,594	$222,297

Mortgage-backed securities held to maturity:
FNMA	5,524	5,438	5,765	5,689
GNMA	90,102	90,477	102,439	102,595
FHLMC	832	822	1,404	1,388

Total mortgage-backed securities held to maturity	96,458	96,737	109,608	109,672

Total investment and mortgage-backed securities held to maturity	$321,988	$331,487	$325,202	$331,969

Total investment and mortgage-backed securities	$1,477,354	$1,475,771	$1,505,553	$1,501,109

As of June 30, 2005, the carrying value and the market value of the available-for-sale securities were $1.16 billion and $1.14 billion, respectively. The total net unrealized loss on these securities was $11.1 million. Such unrealized losses are $6.4 million net of tax and are reflected as a reduction to stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $9.5 million, has not been recognized in the financial statements as of June 30, 2005. The unrealized net gains are the result of movements in market interest rates.

Deposits. Deposits have traditionally been the Bank’s primary source of funds to use in lending and investment activities. At June 30, 2005, 52.8% of the Bank’s deposits were time deposits, 29.5% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 17.7% were savings accounts. By comparison, at December 31, 2004, 53.4% of the Bank’s deposits were time deposits, 27.4% were NOW accounts, demand deposits and money market accounts, and 19.2% were savings accounts.

The Bank obtains its deposits primarily from the communities that it serves. With the exception of state and federal government entities (“Public Fund Sector”) contributing 7.20% of total deposits, no other material portion of the Bank’s deposits were from or were dependent upon any one customer or industry. The Bank accepts deposits over $100,000 from customers. Included in the figure for time deposits at June 30, 2005, is $1.94 billion of deposits of $100,000 or greater, compared to $1.87 billion at December 31, 2004. Such deposits made up 35.8% of total deposits at June 30, 2005, compared to 35.8% at December 31, 2004.

The following table presents the balances and rates paid for categories of deposits at June 30, 2005, and December 31, 2004 (dollars in thousands):

	June 30, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,602,365	1.27%	$1,427,366	0.96%
Savings accounts	957,844	1.21	1,000,489	1.03
Time deposits:
Less than $100,000	924,506	2.43	918,650	1.79
$100,000 or greater	1,940,611	2.96	1,869,357	2.26

Total time deposits	2,865,117	2.79	2,788,007	2.11

Total deposits	$5,425,326	2.06%	$5,215,862	1.59%

Other Borrowings. The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank (the “FHLB”) of San Francisco to supplement the Bank’s supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB of San Francisco are typically secured by a pledge of the Bank’s stock in the FHLB of San Francisco. At June 30, 2005, the Bank had $835.7 million of FHLB advances outstanding and $407.3 million outstanding at December 31, 2004. At June 30, 2005, the Bank had $738.4 million of additional FHLB borrowings available for future borrowing capacity.

Included in the $835.7 million of FHLB advances as of June 30, 2005, were $531.0 million of short-term, fixed-rate advances that mature within one year. All of the $304.7 million in long-term advances mature between 2006 and 2008. As of June 30, 2005, $231.0 million of these advances may be terminated at the option of the FHLB of San Francisco. The FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. To date, the FHLB has not exercised its option to terminate any advances to the Bank. In the event the FHLB decided to exercise this option, the Bank would need to pay the advances back.

The following table sets forth certain information regarding short and long-term borrowings of the Bank at or for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	At or for the
	Six Months Ended June 30,
	2005	2004
Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$174,403	$174,747
Maximum amount outstanding at any month end period	539,364	300,695
Balance outstanding at end of period	539,364	300,695
Weighted average interest rate during the period	2.88%	1.42%
Weighted average interest rate at end of period	3.40%	1.32%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$332,932	$268,259
Maximum amount outstanding at any month end period	334,913	285,180
Balance outstanding at end of period	304,723	285,180
Weighted average interest rate during the period	4.74%	5.17%
Weighted average interest rate at end of period	5.02%	5.17%
Weighted average remaining term to maturity at end of period (in years)	3	4

The Bank has recorded certain loan sale transactions as secured borrowings as of June 30, 2005, as a result of these transactions not qualifying for sales treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005, and are not reflected in the above short-term and long-term borrowings table.

Subordinated Debentures of the Company (“TPS”). UCBH established special purpose trusts in 1998, 2001, and 2002 for the purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (“Capital Securities”). The trusts exist for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Subordinated Debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by UCBH to the extent the trusts have funds available thereof. The obligations of UCBH under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $106.0 million of TPS outstanding at June 30, 2005, and $136.0 million at December 31, 2004.

Pursuant to the Indenture dated as of April 17, 1998, (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH redeemed on June 27, 2005, all $30,928,000 aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the “Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million related to the write-off of the unamortized Debentures issuance costs for the three and six months ended June 30, 2005. UCBH did not replace the redeemed subordinated debentures during the second quarter of 2005. The financial impact of replacing the subordinated debentures with other funding sources will result in a $1.5 million decrease in interest expense per annum.

Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of June 30, 2005, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at June 30, 2005, was 11.29%, as compared with 12.67% at December 31, 2004. The ratio of Tier I Capital (as defined in the regulations) to average assets (as defined in the regulations) of the Bank at June 30, 2005, was 8.18% as compared with 8.49% at December 31, 2004. The decrease to the risk-based capital ratios from December 31, 2004, to June 30, 2005, is attributable to the increase in loans.

The Company is categorized as “Well Capitalized”. The Company’s total risk-based capital ratio is higher than the Bank’s due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier I Capital. As discussed in Note 1 to the Consolidated Financial Statements, the trusts were deconsolidated for reporting purposes pursuant to the FIN 46R interpretation. In March 2005, the Federal Reserve Bank issued final guidance allowing the inclusion of capital securities in Tier I Capital subject to tightened quantitative limits and a broader range of restricted core capital elements, as defined. The Bank’s Tier I Capital is unaffected, since all trust preferred securities have been issued at the UCBH level.

Stockholders’ Equity. Total common shares outstanding at June 30, 2005, were 91.7 million, compared with 91.1 million outstanding at December 31, 2004; prior periods have been restated for the April 12, 2005, two-for-one stock split. On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to shareholders of record as of March 31, 2005, and distributed on April 12, 2005.

Liquidity. As a financial institution, the Company must maintain sufficient levels of liquid assets at all times to meet our cash flow needs. These liquid assets ensure that the Company has the cash available to pay out deposit withdrawals, meet the credit needs of its customers and be able to take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits that the Company has with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.

Net cash provided by operating activities for the six months ended June 30, 2005, was $109.8 million. Of this amount, net cash provided by operating activities was due to $47.2 million from net income, $3.0 million from provision for loan losses, $1.7 million from amortization of intangibles, $4.0 million from depreciation and amortization of premises and equipment, $1.2 million from loss on extinguishment of subordinated debentures, $50.4 million from net change in loans held for sale and $10.7 million net increase in operating liabilities. This was offset by $2.3 million from other, net and $6.1 million from net increase in other operating assets.

Net cash used in investing activities for the six months ended June 30, 2005, was $809.8 million. Of this amount, $842.3 million was used in loans originated and purchased, net of principal collections, offset by $30.1 million in proceeds from sale of loans held in portfolio and $12.5 million from net activities related to the investment and mortgage-backed securities activities.

Net cash provided by financing activities for the six months ended June 30, 2005, was $615.0 million primarily due to $209.5 million from net activities related to deposits and $437.1 million primarily from net borrowings from the FHLB of San Francisco, offset by $30.0 million redemption of the subordinated debentures.

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

At June 30, 2005, the Bank has $2.7 billion of certificates of deposit scheduled to mature within one year. The Company believes that its liquidity resources will provide it with sufficient amounts of cash necessary to meet these commitments.

The Company’s liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. The Company reviews its liquidity position regularly in light of its expected growth in loans and deposits. The Company believes that it maintains adequate sources of liquidity to meet its needs.

Capital Resources. UCBH has continuously declared quarterly dividends on common stock since 2000. UCBH paid aggregate dividends of $2.3 million for the three months ended June 30, 2005. The payment of such dividends did not have a significant impact on the liquidity of the Company. As a result of the dividends declared, the total capital of the Company was reduced by $2.3 million for the three months ended June 30, 2005. Dividends declared for the three months ended June 30, 2005, had the effect of reducing the Tier I leverage capital ratio by six basis points and risk-based capital ratio by seven basis points.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in UCBH Holdings, Inc. and subsidiaries (the “Company”) exposure to market risk since the information was disclosed in the Company’s Annual Report dated December 31, 2004, on file with the Securities and Exchange Commission (SEC File No. 000-24947).

Item 4. Controls and Procedures

At the end of the period covered by this report, the UCBH Holdings, Inc. and subsidiaries (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Executive Vice President and Director of Corporate Development and Investor Relations (formerly the Chief Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.

As discussed in Management’s Report on Internal Control over Financial Reporting in Item 9A of the Company’s Form 10-K filed with the SEC on March 17, 2005, as of December 31, 2004, there was a material weakness in the Company’s internal control over financial reporting due to a shortage of qualified financial personnel with sufficient depth, skills and experience to apply accounting principles generally accepted in the United States of America (“GAAP”) to the Company’s transactions and to prepare financial statements that comply with GAAP. As a result of that material weakness, the Chief Executive Officer and the then Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

The Company has authorized the addition of sufficient staff members to the finance department to ensure that it has the depth, skills and experience within the department to prepare its financial statements and disclosures in accordance with GAAP. During the three months ended June 30, 2005, the Company hired two additional senior finance executives, including a Chief Financial Officer and a Corporate Controller, responsible for further strengthening the finance department’s resources, to ensure that the Company’s finance department has the requisite depth, skills and technical expertise to prepare its financial statements and disclosures in accordance with GAAP and consolidated the senior vice president position responsible for managing a team focused on improving the Company’s financial accounting processes. The Company remains actively involved in recruiting additional finance professionals to further strengthen the finance department. The Company has not completed the implementation of the changes it believes are required to remediate the previously reported material weakness in internal control over financial reporting. Because the material weakness was in the process of being remediated as of June 30, 2005, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company believes it is addressing the deficiencies that affected its internal control over financial reporting as of June 30, 2005. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and further strengthen its internal controls over the financial reporting system. In addition, management has discussed with and received approval from the Audit Committee to engage finance and accounting consultants when necessary, in order to provide the necessary expertise until sufficient expertise can be developed and maintained internally.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

UCBH Holdings, Inc.’s wholly owned subsidiary, United Commercial Bank, has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on UCBH Holdings, Inc. and subsidiaries consolidated financial condition, or the results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The following proposals and the related votes thereon were made at UCBH Holdings, Inc.’s (“UCBH”) annual stockholders’ meeting held on May 19, 2005:

		Votes	Votes	Votes	Votes	Brokers
Description of Proposal		For	Against	Withheld	Abstained	Non-Votes
1.	To elect three Class I directors to serve until the 2008 Annual Meeting of Stockholders:
	Li-Lin Ko	41,023,132	—	1,387,033	—	—
	Richard Li-Chung Wang	41,175,564	—	1,234,601	—	—
	Dennis Wu	41,175,064	—	1,235,101	—	—
2.	To ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as UCBH’s independent auditors	38,921,962	2,356,624	—	1,131,579	—
Item 5. Other Information

None.

Item 6. Exhibits

Index to Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc., a Delaware corporation, and Pacifica Bancorp, Inc., a Washington corporation, dated May 23, 2005					✓

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, relating to Series B Junior Subordinated Debentures	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	8-K	000-24947	4.1	May 27, 2005

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	8-K	000-24947	10.1	May 25, 2005

10.8	Executive Deferred Compensation Plan	10-K	000-24947	10.6	March 17, 2005

10.9	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.3	June 13, 2005

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.4	June 13, 2005

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 17, 2005

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					✓

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: August 9, 2005	/s/ Thomas S. Wu

Thomas S. Wu Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	/s/ Dennis Wu

Dennis Wu Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)