Form 10-Q
period 2005-09-30
UCBH HOLDINGS INC
filed 2005-11-09
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005.
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
Registrant’s telephone number, including area code: (415) 315-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2005, the Registrant had 93,148,956 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Par Value)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$126,397	$73,864
Federal funds sold	—	134,500
Investment and mortgage-backed securities available for sale, at fair value	1,096,317	1,169,140
Investment and mortgage-backed securities held to maturity, at cost (fair value of $320,133 and $331,969 at September 30, 2005, and December 31, 2004, respectively)	314,763	325,202
Federal Home Loan Bank stock and other equity investments	76,724	56,867
Loans held for sale	301,303	326,007

Loans held in portfolio	5,239,481	4,050,741
Allowance for loan losses	(57,501)	(56,472)

Net loans held in portfolio	5,181,980	3,994,269

Accrued interest receivable	33,865	24,507
Premises and equipment, net	90,954	92,643
Goodwill	68,301	68,301
Core deposit intangibles, net	8,937	9,829
Mortgage servicing rights, net	10,177	7,747
Other assets	33,065	32,805

Total assets	$7,342,783	$6,315,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$484,625	$428,602
Interest-bearing deposits	5,510,977	4,787,260

Total deposits	5,995,602	5,215,862

Short-term borrowings	216,314	72,310
Subordinated debentures	146,000	136,000
Accrued interest payable	8,340	6,110
Long-term borrowings	349,609	334,952
Other liabilities	79,321	66,435

Total liabilities	6,795,186	5,831,669

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at September 30, 2005, and December 31, 2004; 91,885,431 and 91,131,824 shares issued and outstanding at September 30, 2005, and December 31, 2004, respectively	919	456
Additional paid-in capital	210,248	203,432
Accumulated other comprehensive loss	(16,008)	(6,498)
Retained earnings	352,438	286,622

Total stockholders’ equity	547,597	484,012

Total liabilities and stockholders’ equity	$7,342,783	$6,315,681

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans	$87,684	$57,156	$233,544	$162,597
Funds sold and due from banks	226	115	1,225	223
Investment and mortgage-backed securities:
Taxable	13,444	16,825	42,245	48,723
Nontaxable	2,692	2,454	7,927	6,957

Total interest and dividend income	104,046	76,550	284,941	218,500

Interest expense:
Deposits	33,410	17,162	82,077	47,565
Short-term borrowings	4,062	540	7,031	1,785
Subordinated debentures	1,967	2,075	6,714	5,985
Long-term borrowings	4,491	3,976	13,991	10,913

Total interest expense	43,930	23,753	109,813	66,248

Net interest income	60,116	52,797	175,128	152,252
Provision for (recovery of) loan losses	(105)	1,644	2,860	4,827

Net interest income after provision for (recovery of) loan losses	60,221	51,153	172,268	147,425

Noninterest income:
Commercial banking fees	2,743	2,454	7,584	6,426
Service charges on deposits	758	633	2,273	1,963
Gain (loss) on sale of securities, net	—	2,566	(5)	9,059
Gain on sale of SBA loans, net	715	1,116	2,638	2,997
Gain on sale of multifamily real estate and other loans, net	1,314	2,951	7,749	2,951
Unrealized loss on loans held for sale	(773)	—	(773)	—
Equity loss in other equity investments	(510)	(158)	(1,780)	(1,647)
Other fees	316	246	591	300

Total noninterest income	4,563	9,808	18,277	22,049

Noninterest expense:
Personnel	12,895	13,533	42,744	38,144
Occupancy	3,006	2,326	8,914	6,050
Data processing	1,698	1,657	5,084	4,351
Furniture and equipment	1,535	1,854	4,631	4,723
Professional fees and contracted services	2,436	1,856	7,727	4,980
Deposit insurance	182	187	559	589
Communication	211	319	706	934
Core deposit intangible amortization	205	285	747	1,000
Loss on extinguishment of subordinated debentures and secured borrowings	89	—	1,285	—
Other general and administrative	3,714	3,964	11,215	10,976

Total noninterest expense	25,971	25,981	83,612	71,747

Income before income tax expense	38,813	34,980	106,933	97,727
Income tax expense	13,290	13,207	34,240	35,867

Net income	$25,523	$21,773	$72,693	$61,860

Basic earnings per share	$0.28	$0.24	$0.79	$0.68

Diluted earnings per share	$0.27	$0.23	$0.76	$0.65

Dividends declared per share	$0.03	$0.02	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity	Income
Balance at December 31, 2003	90,076,756	$450	$208,990	$(3,245)	$208,271	$414,466

Net income	—	—	—	—	61,860	61,860	$61,860
Other comprehensive loss, net of tax	—	—	—	(1,359)	—	(1,359)	(1,359)

Comprehensive income (1)							$60,501

Stock options exercised, including related tax benefit	634,022	4	5,965	—	—	5,969
Cash dividend $0.06 per share	—	—	—	—	(5,433)	(5,433)

Balance at September 30, 2004	90,710,778	$454	$214,955	$(4,604)	$264,698	$475,503

Balance at December 31, 2004	91,131,824	$456	$203,432	$(6,498)	$286,622	$484,012
Net income	—	—	—	—	72,693	72,693	$72,693
Other comprehensive loss, net of tax	—	—	—	(9,510)	—	(9,510)	(9,510)

Comprehensive income (1)							$63,183

Stock options exercised, including related tax benefit	753,607	6	7,273	—	—	7,279
Cash dividend $0.08 per share	—	—	—	—	(6,877)	(6,877)
Stock split	—	457	(457)	—	—	—

Balance at September 30, 2005	91,885,431	$919	$210,248	$(16,008)	$352,438	$547,597

(1)	Accumulated Other Comprehensive Income (Loss) arises solely from net unrealized gains (losses) on investment and mortgage-backed securities available for sale, presented net of tax.
The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$72,693	$61,860
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,860	4,827
Amortization of net deferred loan fees	(4,511)	(3,700)
First Continental Bank purchase price adjustment	—	2,345
Amortization of intangibles	2,453	1,830
Depreciation and amortization of premises and equipment	6,004	5,030
Gain on sale of loans held in portfolio, securities, and other assets, net	(1,267)	(14,558)
Unrealized loss on loans held for sale	773	—
Equity loss in other equity investments	1,780	1,647
Loss on extinguishment of subordinated debentures and secured borrowings	1,285	—
Other, net	(575)	801
Changes in operating assets and liabilities:
Decrease in loans held for sale	35,952	—
Increase in accrued interest receivable	(9,358)	(2,761)
Decrease (increase) in other assets	5,318	(2,404)
Increase (decrease) in accrued interest payable	2,230	(945)
Increase in other liabilities	16,189	33,310

Net cash provided by (used in) operating activities	131,826	87,282

Cash flows from investing activities:
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	381,782	222,852
Purchases	(438,581)	(751,205)
Sales	91,380	615,868
Called	22,000	68,136
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	20,183	20,328
Purchases	(9,893)	(59,238)
Purchase of Federal Home Loan Bank stock	(15,783)	—
Funding of other equity investments	(6,764)	(3,332)
Loans held in portfolio originated and purchased, net of principal collections	(1,231,610)	(785,559)
Proceeds from the sale of loans held in portfolio	57,025	211,734
Purchases of premises and other equipment	(4,669)	(8,774)
Capitalization of loan servicing rights	(4,136)	(3,783)
Other investing activities, net	450	(49)

Net cash used in investing activities	(1,138,616)	(473,022)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	143,886	368,105
Net increase in time deposits	635,854	167,927
Net increase (decrease) in short-term borrowings	94,745	(166,107)
Proceeds from long-term borrowings	60,000	70,000
Principal payments of long-term borrowings	(16,824)	—
Proceeds from issuance of subordinated debentures	40,000	—
Redemption of subordinated debentures	(30,000)	—
Proceeds from stock option exercises	3,565	3,396
Payment of cash dividend on common stock	(6,403)	(4,970)

Net cash provided by financing activities	924,823	438,351

Net decrease in cash and cash equivalents	(81,967)	52,611
Cash and cash equivalents at beginning of period	208,364	76,786

Cash and cash equivalents at end of period	$126,397	$129,397

The accompanying notes are an integral part of these consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

UCBH Holdings, Inc. (“UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (the “Bank”; UCBH, the Bank and the Bank’s wholly owned subsidiaries are collectively referred to as the “Company”), a California state-chartered commercial bank. Additionally, UCBH owns all of the common stock of seven special purpose trusts created for the purpose of issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. The Bank offers a full range of commercial and consumer banking products through its retail branches and other banking offices in California and New York, and internationally through its full-service branch in Hong Kong. The Bank also has representative offices in Shenzhen, China and Taipei, Taiwan. The Bank through its wholly owned subsidiary, California Canton International Bank (Cayman) Ltd., is licensed to conduct banking business under a Category “B” Bank & Trust license granted by the Government of the Cayman Islands. The Bank also engages in the offer and sale of variable life and annuity products, mutual funds and certain equity securities to the clients of its registered representatives through its wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”). UCBIS is a registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X from the Rules and Regulations of the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The unaudited consolidated financial statements include the accounts of the Company. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair statement of the financial condition and results of operations of such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The consolidated results exclude the special purpose trusts referred to above. These trusts are excluded pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, issued in December of 2003, as UCBH is not deemed to be the primary beneficiary of these trusts.

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of income for the three and nine months ended September 30, 2004, have been adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, and the statement of changes in stockholders’ equity and comprehensive income (loss) have also been adjusted to take into account the stock split.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

Reclassification

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current period’s presentation.

Transfer and Servicing of Financial Assets

From time to time, the Bank sells commercial real estate, construction, multifamily real estate, U.S. Small Business Administration (“SBA”) and residential mortgage loans to provide funds for additional lending. The Bank retains the servicing rights on substantially all loans sold. A sale is recognized only when consideration is received and control of the related loans is transferred to the buyer. A gain or loss is recognized at the time of sale by comparing the net sales proceeds to the carrying value of the loans and by calculating the value of mortgage servicing rights and retained interests, based on their relative fair values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of loans, investments and customer deposits. At September 30, 2005, the Bank had 96.3% of its loans held in portfolio located in California. Additionally, the Bank had 67.6% of its loans held in portfolio in commercial nonresidential and multifamily real estate loans. No borrower or obligor accounted for more than 2.0% of loans. At September 30, 2005, mortgage-backed securities were 71.5% of the Bank’s investment portfolio. At September 30, 2005, the Bank had 54.6% and 36.8% of its customer deposits located in Northern and Southern California, respectively. One state government entity contributed 6.68% of total deposits at September 30, 2005. No other customer accounted for more than 2.0% of deposits.

Accounting for Stock-Based Compensation

The Company has elected to continue accounting for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under APB Opinion No. 25, the Company records no stock-based employee compensation cost provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

The following is the impact on net income and earnings per share had compensation cost for the Company’s stock-based compensation arrangements for employees been determined based on the fair value at grant date of the awards for the three and nine months ended September 30, 2005 and 2004, consistent with the provisions of SFAS No. 123 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$25,523	$21,773	$72,693	$61,860
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,316)	(1,952)	(6,729)	(4,704)

Pro forma net income	$23,207	$19,821	$65,964	$57,156

Basic earnings per share:
As reported	$0.28	$0.24	$0.79	$0.68
Pro forma	$0.25	$0.22	$0.72	$0.63

Diluted earnings per share:
As reported	$0.27	$0.23	$0.76	$0.65
Pro forma	$0.24	$0.21	$0.69	$0.60
If the computed fair values of the stock awards had been amortized to expense over the vesting period of the awards, pro forma amounts would have been as shown in the above table.
These calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including expected stock price volatility, dividend yield and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option-pricing model for options granted for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	0.63%	0.45%	0.58%	0.43%
Volatility	27.37%	17.00%	28.78%	22.36%
Risk-free interest rate	4.22%	4.47%	4.16%	4.29%
Expected lives (years).	7.32	7.72	7.51	7.54
2.	Recent Accounting Pronouncements

Accounting Changes and Error Correction

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25 and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R had been scheduled to be effective for the interim and annual periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission amended Rule 4-01(a) of Regulation S-X to delay the date for compliance with SFAS No. 123R, so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. For the Company, SFAS No. 123R will become effective as of January 1, 2006.

SFAS No. 123R may be adopted using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date; or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company has not yet concluded on the method of adoption allowed by SFAS No. 123 that it will use and is currently evaluating the impact of this accounting guidance on its financial position and its results of operations. However, the adoption of SFAS No. 123R may have a material impact on the Company’s financial position and results of operations.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position (“SOP”) 03-3, which addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. SOP 03-3 limits the yield that may be accreted into income to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over the cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual or valuation allowance. In addition, SOP 03-3 prohibits “carrying over” or creating valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination. SOP 03-3 does not apply to loans originated by the Bank.

SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.
3.	Business Combinations

Pacifica Bancorp, Inc.

UCBH and Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005. The acquisition of Pacifica was consummated on October 31, 2005. Please refer to Note 20 of the Consolidated Financial Statements. This acquisition strengthens the Company’s capabilities to facilitate trade flows across the Pacific Rim and will allow it to further grow its commercial banking business both in the domestic U.S. markets and in the Greater China Region.

Asian American Bank & Trust Company
UCBH and Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of August 2, 2005. Under the terms of the agreement, the value of the transaction is approximately $34.3 million (based on a closing price for UCBH’s common stock prior to the announcement of the transaction). Consideration for the acquisition will consist of UCBH common stock valued at approximately $16.1 million (based on a closing price for UCBH’s common stock prior to the announcement of the transaction) and approximately $18.2 million in cash, subject to certain adjustments detailed in the definitive agreement. AABT may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to the circumstance where the Average Closing Price (as defined in the Agreement and Plan of Merger) is less than $14.75. Similarly, UCBH may terminate the transaction for various reasons, including but not limited to the circumstance where the Average Closing Price (as defined in the Agreement and Plan of Merger) is greater than $22.12. If either AABT or UCBH terminates the transaction upon certain conditions, such party shall pay a “break-up fee” to the other. The transaction, which is subject to approval by seventy-five percent of AABT’s shareholders and various regulatory authorities, is anticipated to close in the fourth quarter of 2005. This proposed acquisition reflects the Company’s strategic move to enter the New England market. AABT had assets of $127.1 million and deposits of $106.2 million as of June 30, 2005.
4.	Cash and Due From Banks

The following are the components of interest-bearing and noninterest-bearing cash and due from banks at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Interest-bearing	$27,320	$16,556
Noninterest-bearing	99,077	57,308

Total cash and due from banks	$126,397	$73,864

The Bank is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank. At September 30, 2005, and December 31, 2004, the reserve requirement was $7.1 million and $6.8 million, respectively.

5.	Investment and Mortgage-Backed Securities

The following are the amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at September 30, 2005 (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Trust preferred securities	$33,442	$—	$(280)	$33,162	$8,820	$(122)	$4,342	$(158)	$13,162	$(280)
Federal agency notes	137,430	—	(3,518)	133,912	36,281	(209)	97,631	(3,309)	133,912	(3,518)
Other	10,000	—	—	10,000	—	—	—	—	—	—

Total investment securities available for sale	180,872	—	(3,798)	177,074	45,101	(331)	101,973	(3,467)	147,074	(3,798)

Mortgage-backed securities available for sale:
FNMA	357,335	12	(8,760)	348,587	199,721	(3,268)	147,759	(5,492)	347,480	(8,760)
GNMA	89,831	—	(2,851)	86,980	37,537	(841)	49,443	(2,010)	86,980	(2,851)
FHLMC	297,827	32	(8,417)	289,442	180,858	(3,889)	98,518	(4,528)	279,376	(8,417)
Other	198,074	—	(3,840)	194,234	152,499	(2,671)	41,735	(1,169)	194,234	(3,840)

Total mortgage-backed securities available for sale	943,067	44	(23,868)	919,243	570,615	(10,669)	337,455	(13,199)	908,070	(23,868)

Total investment and mortgage-backed securities available for sale	1,123,939	44	(27,666)	1,096,317	615,716	(11,000)	439,428	(16,666)	1,055,144	(27,666)

Investment securities held to maturity:
Municipal securities	225,551	6,941	(464)	232,028	23,418	(351)	3,322	(113)	26,740	(464)

Mortgage-backed securities held to maturity:
FNMA	5,478	—	(159)	5,319	—	—	5,319	(159)	5,319	(159)
GNMA	82,905	23	(949)	81,979	64,125	(563)	9,868	(386)	73,993	(949)
FHLMC	829	—	(22)	807	—	—	807	(22)	807	(22)

Total mortgage-backed securities held to maturity	89,212	23	(1,130)	88,105	64,125	(563)	15,994	(567)	80,119	(1,130)

Total investment and mortgage-backed securities held to maturity	314,763	6,964	(1,594)	320,133	87,543	(914)	19,316	(680)	106,859	(1,594)

Total securities	$1,438,702	$7,008	$(29,260)	$1,416,450	$703,259	$(11,914)	$458,744	$(17,346)	$1,162,003	$(29,260)

As of September 30, 2005, the net unrealized loss on securities was $22.3 million. The net unrealized loss on securities that are available for sale was $27.6 million. Net of tax benefit of $11.6 million, the unrealized $16.0 million loss is included as a reduction to stockholders’ equity. The $5.4 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the financial statements for the three and nine months ended September 30, 2005. Additionally, certain securities that the Company holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates, the Company has concluded that the impairment on these securities is temporary.

The following is the amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2004 (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Trust preferred securities	$18,441	$28	$(250)	$18,219	$3,960	$(40)	$9,290	$(210)	$13,250	$(250)
Federal agency notes	232,594	87	(2,635)	230,046	152,451	(478)	64,818	(2,157)	217,269	(2,635)

Total investment securities available for sale	251,035	115	(2,885)	248,265	156,411	(518)	74,108	(2,367)	230,519	(2,885)

Mortgage-backed securities available for sale:
FNMA	366,307	866	(4,076)	363,097	210,437	(1,957)	65,572	(2,119)	276,009	(4,076)
GNMA	106,501	79	(1,508)	105,072	65,670	(1,173)	12,971	(335)	78,641	(1,508)
FHLMC	288,789	495	(3,319)	285,965	108,720	(1,131)	68,595	(2,188)	177,315	(3,319)
Other	167,719	81	(1,059)	166,741	145,856	(1,059)	—	—	145,856	(1,059)

Total mortgage-backed securities available for sale	929,316	1,521	(9,962)	920,875	530,683	(5,320)	147,138	(4,642)	677,821	(9,962)

Total investment and mortgage-backed securities available for sale	1,180,351	1,636	(12,847)	1,169,140	687,094	(5,838)	221,246	(7,009)	908,340	(12,847)

Investment securities held to maturity:
Municipal securities	215,594	7,415	(712)	222,297	10,457	(75)	19,765	(637)	30,222	(712)

Mortgage-backed securities held to maturity:
FNMA	5,765	—	(76)	5,689	5,689	(76)	—	—	5,689	(76)
GNMA	102,439	489	(333)	102,595	8,396	(18)	12,075	(315)	20,471	(333)
FHLMC	1,404	—	(16)	1,388	1,388	(16)	—	—	1,388	(16)

Total mortgage-backed securities held to maturity	109,608	489	(425)	109,672	15,473	(110)	12,075	(315)	27,548	(425)

Total investment and mortgage-backed securities held to maturity	325,202	7,904	(1,137)	331,969	25,930	(185)	31,840	(952)	57,770	(1,137)

Total securities	$1,505,553	$9,540	$(13,984)	$1,501,109	$713,024	$(6,023)	$253,086	$(7,961)	$966,110	$(13,984)

As of December 31, 2004, the net unrealized loss on securities was $4.4 million. The net unrealized loss on securities that are available for sale was $11.2 million. Net of tax benefit of $4.7 million, the unrealized $6.5 million loss is included as a reduction to stockholders’ equity. The $6.8 million net gain between the carrying value and market value of securities that are held to maturity was not recognized in the financial statements for the year ended December 31, 2004.
6.	Loans Held for Sale

The following are the components of loans held for sale at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$299,919	$26,882
Secured by real estate — multifamily	—	295,253
Business	2,046	3,337

Total commercial loans	301,965	325,472

Gross loans held for sale	301,965	325,472
Net deferred loan costs (fees)	(662)	535

Loans held for sale, at lower of cost or market value	$301,303	$326,007

Significant market changes in 2005 prompted a comprehensive review of the Company’s business strategy in the multifamily real estate lending business. Additionally, given the reduced market premiums on sales of multifamily real estate loans, the Company believes that it is currently more beneficial to retain the multifamily real estate loans in loans held in portfolio and realize the longer term spread income as opposed to making a current sale of such loans. In response to this business strategy review, in September 2005, the Company transferred $235.9 million of multifamily real estate loans from held for sale to held in portfolio.
During the third quarter of 2005, the Company determined that the level of its commercial real estate loans was reaching the limit, which is calculated as a percentage of risk-based capital. In addition, with the impending integrations of Pacifica and AABT, the Company determined that a reduction of commercial real estate concentration would be desirable. As such, $265.1 million of commercial real estate loans (with underlying collateral located in California) were transferred from held in portfolio to held for sale. Sale of these loans will also allow the Company to achieve product and geographic diversification.
7.	Loans Held in Portfolio

The following are the components of loans held in portfolio at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$2,168,827	$1,951,020
Secured by real estate — multifamily	1,372,765	865,483
Construction	375,990	291,080
Business	713,046	468,220

Total commercial loans	4,630,628	3,575,803

Consumer:
Residential mortgage (one to four family)	561,676	434,323
Other	50,970	47,926

Total consumer loans	612,646	482,249

Gross loans held in portfolio	5,243,274	4,058,052
Net deferred loan fees	(3,793)	(7,311)

Loans held in portfolio	5,239,481	4,050,741
Allowance for loan losses	(57,501)	(56,472)

Net loans held in portfolio	$5,181,980	$3,994,269

The following is the activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period:
Allowance for loan losses	$58,508	$59,469	$56,472	$58,126
Allowance for losses — unfunded commitments	4,807	3,143	3,940	2,737

Total allowances for losses at beginning of period	63,315	62,612	60,412	60,863
Provision for (recovery of) losses	(105)	1,644	2,860	4,827
Loans charged off	(98)	(1,365)	(235)	(2,876)
Recoveries of loans previously charged off	38	36	113	113

Total allowances for losses at end of period	63,150	62,927	63,150	62,927

Allowance for loan losses	57,501	59,347	57,501	59,347
Allowance for losses — unfunded commitments	5,649	3,580	5,649	3,580

Total allowances for losses at end of period	$63,150	$62,927	$63,150	$62,927

8.	Goodwill

The following is the carrying amount for goodwill as of September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Goodwill	$68,301	$68,301
Goodwill was reviewed for impairment as of September 30, 2005, and the review determined that no impairment existed. The following is the activity in goodwill for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$68,301	$85,092	$68,301	$87,437

Addition/Capitalization	—	—	—	—
Purchase price adjustment	—	—	—	(2,345)
Amortization	—	—	—	—
Write-downs	—	—	—	—
Other	—	—	—	—

Balance at end of period	$68,301	$85,092	$68,301	$85,092

9.	Core Deposit Intangibles

The following is the gross carrying amount and the associated accumulated amortization for core deposit intangibles as of September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Core deposit intangibles, gross	$12,955	$13,100
Accumulated amortization	(4,018)	(3,271)

Core deposit intangibles, net	$8,937	$9,829

Core deposit intangibles were reviewed for impairment as of September 30, 2005, and the review determined that there was an impairment of $145,000. The $145,000 write-down of core deposit intangibles is included in other general and administrative expenses for the three and nine months ended September 30, 2005. The following is the activity in net core deposit intangibles for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$9,287	$10,396	$9,829	$11,111

Addition/Capitalization	—	—	—	—
Purchases	—	—	—	—
Amortization	(205)	(285)	(747)	(1,000)
Write-downs	(145)	—	(145)	—
Other	—	—	—	—

Balance at end of period	$8,937	$10,111	$8,937	$10,111

10.	Mortgage Servicing Rights

The following is the gross carrying amount and the associated accumulated amortization for mortgage servicing rights as of September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Mortgage servicing rights, gross	$13,285	$9,149
Accumulated amortization	(3,108)	(1,402)

Mortgage servicing rights, net	$10,177	$7,747

Amortization expense on mortgage servicing rights is recorded as a reduction in loan servicing fee income and reported as part of other fees. Mortgage servicing rights were reviewed for impairment as of September 30, 2005, and the review determined no impairment existed. The following is the activity in net mortgage servicing rights for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$10,190	$6,072	$7,747	$4,006

Addition/Capitalization	517	1,100	4,136	3,783
Purchases	—	—	—	—
Amortization	(530)	(213)	(1,706)	(830)
Write-downs	—	—	—	—
Other	—	—	—	—

Balance at end of period	$10,177	$6,959	$10,177	$6,959

The estimated fair value of mortgage servicing rights is regularly reviewed and adjusted in response to changes in market conditions. The Bank stratifies the loans serviced for others by year of origination, term to maturity and loan type. If the estimated fair value of a loan strata is less than its book value, the Bank establishes a valuation allowance for the estimated temporary impairment through a charge to noninterest income.
Real estate loans being serviced for others totaled $1.39 billion and $1.11 billion at September 30, 2005, and December 31, 2004, respectively. These loans are not included in the consolidated balance sheets. In connection with these loans, the Bank held trust funds of approximately $10.3 million and $14.1 million at September 30, 2005, and December 31, 2004, respectively, all of which were segregated in separate accounts and not included in the accompanying consolidated balance sheets. Some agreements with investors to whom the Bank has sold loans have provisions that could require repurchase of loans under certain circumstances. Management does not believe that any such repurchases will be significant, and therefore no provision for any repurchase has been recorded.
11.	Deposits

The Bank had interest-bearing deposits in foreign banking offices of $481.4 million and $328.6 million at September 30, 2005, and December 31, 2004, respectively.

12.	Borrowings

The Bank recorded certain loan sale transactions as secured borrowings as of June 30, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005. Subsequently in August 2005, a portion of the loan sales agreements was amended to permit loan sales transactions. As a result, $29.6 million of secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $233,000. Additionally in September 2005, the Bank exercised its option to repurchase the remaining $20.8 million of loans related to the secured borrowings from the loan participants, which resulted in a loss on extinguishment from secured borrowings of $89,000.

13.	Subordinated Debentures

Pursuant to an Indenture dated as of April 17, 1998, (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH on June 27, 2005, redeemed the entire $30,928,000 aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the “Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million from the write-off of the unamortized Debentures issuance costs and other legal costs for the nine months ended September 30, 2005.

On September 22, 2005, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust V. The junior subordinated debentures bear interest at a fixed rate of 5.82% until November 23, 2010, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank Offered Rate plus 1.38% and will adjust quarterly until maturity. The junior subordinated debentures will mature on November 23, 2035, but may be redeemed by UCBH at its option in whole or in part at anytime on or after November 23, 2010. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

14.	Earnings Per Share

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of income for the three and nine months ended September 30, 2004, have been adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, takes into account the stock split.

The antidilutive outstanding stock options for 5,931,644 and 2,740,800 shares of UCBH common stock for the three and nine months ended September 30, 2005, respectively, and for 93,000 shares of UCBH common stock for the three and nine months ended September 30, 2004, were excluded from the computation of diluted earnings per share as a result of the stock options’ exercise price being greater than the average market price of the UCBH common stock for the period. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
Net income — basic	$25,523	91,799,715	$0.28	$21,773	90,587,184	$0.24
Effect of stock options	—	3,618,940		—	4,579,022

Net income — diluted	$25,523	95,418,655	$0.27	$21,773	95,166,206	$0.23

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
Net income — basic	$72,693	91,552,743	$0.79	$61,860	90,379,938	$0.68
Effect of stock options	—	3,909,009		—	4,648,600

Net income — diluted	$72,693	95,461,752	$0.76	$61,860	95,028,538	$0.65

15.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The Bank is a party to derivative financial instruments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Bank does not hold or issue financial instruments for trading purposes. Financial instruments in the normal course of business include commitments to extend and purchase credit, forward commitments to sell loans, letters of credit, foreign exchange contracts and interest-rate caps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

The following are the contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$83,952	$75,558
Commercial (excluding construction)	617,662	451,946
Construction	428,207	260,441
Letters of credit	89,348	44,752
Unfunded loans held for sale commitments	—	—
Foreign exchange contracts receivable	(245,406)	(176,644)
Foreign exchange contracts payable	245,498	175,954
Put options to buy	15,239	18,683
Put options to sell	(15,239)	(18,683)
Unfunded CRA investment commitments	5,243	8,331
Commitments
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.
Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by the customer’s inventories or by deposits held at the Bank.
Foreign exchange contracts are contracts to purchase or sell currencies in the over-the-counter market. Such contracts can be either for immediate or forward delivery. Entering into foreign exchange contract agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. The Bank purchases or sells foreign exchange contracts to hedge a balance sheet or off-balance-sheet foreign exchange position. Additionally, the Bank purchases and sells foreign exchange contracts for customers, as long as the foreign exchange risk is fully hedged with an offsetting position.
Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and agreed-upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counter parties and their ability to meet the terms of the contracts. Notional principal amounts are often used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. The Bank may be a purchaser of interest-rate caps and swaps. At September 30, 2005, and December 31, 2004, no interest-rate caps or swaps were outstanding. For the three and nine months ended September 30, 2005 and 2004, the impact of interest-rate caps and swaps to interest income was nil.
Put options to buy are part of currency-linked deposits with other financial institutions. At the option of these third parties, the Bank is required to buy a currency at a predefined exchange rate with another currency. Put options to sell are part of currency-linked deposits that customers have placed with the Bank. At the option of the Bank, the customer is obligated to buy a currency at a predefined exchange rate with another currency. The put options to buy and put options to sell, along with the related currency-linked deposits, generally offset each other.

The Bank has Community Reinvestment Act investments of which a portion has been funded or remains unfunded at September 30, 2005, and December 31, 2004. Fundings are made upon request by the underlying investee companies based on original commitment amounts.
16.	Supplemental Cash Flow Information

The following is the supplemental cash flow information for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash paid during the period for:
Interest	$107,582	$80,205
Income taxes	26,692	21,911

Noncash investing and financing activities:
Loans securitized	$—	$147,134
Income tax benefit from stock options exercised	3,714	2,573
Transfer of multifamily real estate loans from held for sale to held in portfolio	(235,939)	—
Transfer of commercial real estate loans to held for sale from held in portfolio	265,098	—
17.	Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCBIS and UCBH. The intersegment column consists of the UCBH elimination unit, which reflects the elimination of intersegment transactions. The Hong Kong operations commenced operations in the last half of 2003 and UCBIS commenced operations during the first quarter of 2004. The following is segment information for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Domestic		Total
	Banking	Other	Segments	Intersegment	Consolidated
Three months ended September 30, 2005:
Total interest income	$102,158	$1,888	$104,046	$—	$104,046
Net interest income	59,490	626	60,116	—	60,116
Net income	25,047	28,522	53,569	(28,046)	25,523

Three months ended September 30, 2004:
Total interest income	75,872	678	76,550	—	76,550
Net interest income (expense)	54,884	(2,087)	52,797	—	52,797
Net income (loss)	25,013	20,570	45,583	(23,810)	21,773

Nine months ended September 30, 2005:
Total interest income	280,621	4,320	284,941	—	284,941
Net interest income (expense)	178,262	(3,134)	175,128	—	175,128
Net income (loss)	80,441	73,374	153,815	(81,122)	72,693

Nine months ended September 30, 2004:
Total interest income	216,441	2,059	218,500	—	218,500
Net interest income (expense)	157,705	(5,453)	152,252	—	152,252
Net income (loss)	70,669	58,702	129,371	(67,511)	61,860

18.	Federal and State Taxes on Income

On October 22, 2004, the President of the United States of America signed into law the American Jobs Creation Act of 2004 (“AJCA”). The AJCA would allow the Company to repatriate foreign earnings at an effective tax rate of 5.25% upon satisfaction of certain conditions. Such repatriations must occur in either an enterprise’s last year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

During the three months ended June 30, 2005, the Company elected to repatriate approximately $26 million in previously unremitted foreign earnings. As a result, the Company recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 in the second quarter of 2005. In addition, the Company has recorded a tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

FASB Staff Position (“FSP”) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the AJCA, indicates that the lack of clarification of certain provisions within the AJCA and the timing of the enactment necessitate a practical exception to the SFAS No. 109, Accounting for Income Taxes, requirement to reflect in the period of enactment the effect of the new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

19.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with the Bank that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $12.7 million at September 30, 2005, and $38.1 million at December 31, 2004. Additionally, the Bank has adopted a restrictive policy that prohibits loans or extensions of credit to Directors and affiliated persons of the Company, and their related interests.

20.	Subsequent Events

On October 20, 2005, UCBH’s Board of Directors declared a quarterly cash dividend of $0.025 per share of common stock. The dividend will be paid on January 12, 2006, to stockholders of record as of December 31, 2005.

On October 31, 2005, UCBH completed its acquisition of Pacifica for a total consideration of approximately $41.0 million consisting of 1,241,194 million shares of UCBH’s common stock and $19.4 million in cash, which includes $2.9 million related to the cash-out of the outstanding stock options of Pacifica.

UCBH and Great Eastern Bank (“GEB”), a New York state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of October 13, 2005. Under the terms of the agreement, the value of the transaction is approximately $103.6 million (based on an average price prior to announcement of $17.66 per share). Consideration for the acquisition will consist of approximately $51.8 million in cash and the issuance of 2,936,013 shares of UCBH common stock valued at approximately $51.8 million (based on an average price prior to announcement of $17.66 per share), subject to certain adjustments detailed in the definitive agreement. Under certain circumstances, the total consideration may be adjusted based upon the appraised value of certain GEB assets and the number of shares of UCBH common stock may be adjusted in the event of a substantial change in the market value of UCBH common stock. The transaction may be terminated or renegotiated for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of the UCBH common stock in relation to the market value of a defined group of specified financial institutions as a whole, unless UCBH agrees to increase the amount of total consideration paid in connection with the merger. Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger. If either GEB or UCBH terminates the transaction upon certain conditions, such party shall pay a “break-up fee” to the other. In that regard, by a press release dated October 21, 2005, Cathay General Bancorp indicated its willingness to enter into a transaction with GEB. On November 9, 2005, GEB issued a press release indicating that the Board of

Directors of GEB has concluded that the Cathay General Bancorp proposal is not materially superior to the terms of GEB's agreement with UCBH and that GEB intends to continue to go forward with its planned merger with the Bank. The transaction, which is subject to approval by two-thirds of the GEB’s stockholders and various regulatory authorities, is anticipated to close in the first quarter of 2006. This proposed acquisition provides UCB with the platform, the critical mass of customer relationships and personnel, and the branches from which UCB will significantly accelerate its strategy of expanding in this important market, particularly in the dynamic commercial banking segment of New York. GEB had assets of $309.9 million and deposits of $278.0 million as of June 30, 2005.

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
•	Economic and business conditions in the areas and markets in which the Company operates, particularly those affecting loans secured by real estate;

•	Deterioration or improvement in the ability of borrowers to pay their debt;

•	Market fluctuations, such as those affecting interest and foreign exchange rates, and the value of securities in which United Commercial Bank (the “Bank”) invests;

•	Competition from other financial institutions, whether banks, investment banks, insurance companies or others;

•	The ability of the Company and the Bank to assimilate acquisitions and enter new markets and lines of business, and to open new branches successfully;

•	Changes in business strategies;

•	Changes in tax law and governmental regulation of financial institutions;

•	Demographic changes; and

•	Other risks and uncertainties, including those discussed in the documents the Company files with the Securities and Exchange Commission (the “SEC”).
The foregoing may cause the actual results and performance of the Company to be materially different from the results and performance indicated or suggested by the forward-looking statements. Further description of the risks and uncertainties are included in detail in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC.
The following discussion and analysis are intended to provide details of the results of operations of the Company for the three and nine months ended September 30, 2005 and 2004, and financial position at September 30, 2005, and December 31, 2004. The following discussion should be read in conjunction with the information set forth in the Company’s consolidated financial statements and notes thereto and other financial data included in this report.

FINANCIAL HIGHLIGHTS (Dollars in Thousands, Except Per Share Data)

	Three Months Ended September 30,					Nine Months Ended September 30,
			Increase (Decrease)					Increase (Decrease)
	2005	2004	Amount		%	2005	2004	Amount		%
Operating Data:
Interest & dividend income:
Loans	$87,684	$57,156	$30,528		53.41%	$233,544	$162,597	$70,947		43.63%
Funds sold and due from bank	226	115	111		96.52	1,225	223	1,002		449.33
Investment & mortgage-backed securities:
Taxable	13,444	16,825	(3,381)		(20.10)	42,245	48,723	(6,478)		(13.30)
Nontaxable	2,692	2,454	238		9.70	7,927	6,957	970		13.94

Total interest & dividend income	104,046	76,550	27,496		35.92	284,941	218,500	66,441		30.41

Interest expense:
Deposits	33,410	17,162	16,248		94.67	82,077	47,565	34,512		72.56
Short-term borrowings	4,062	540	3,522		652.22	7,031	1,785	5,246		293.89
Subordinated debentures	1,967	2,075	(108)		(5.20)	6,714	5,985	729		12.18
Long-term borrowings	4,491	3,976	515		12.95	13,991	10,913	3,078		28.20

Total interest expense	43,930	23,753	20,177		84.95	109,813	66,248	43,565		65.76

Net interest income	60,116	52,797	7,319		13.86	175,128	152,252	22,876		15.03
Provision for (recovery of) loan losses	(105)	1,644	(1,749)		(106.39)	2,860	4,827	(1,967)		(40.75)

Net interest income after provision for loan losses	60,221	51,153	9,068		17.73	172,268	147,425	24,843		16.85

Noninterest income:
Commercial banking fees	2,743	2,454	289		11.78	7,584	6,426	1,158		18.02
Service charges on deposits	758	633	125		19.75	2,273	1,963	310		15.79
Gain (loss) on sale of securities, net	—	2,566	(2,566)		(100.00)	(5)	9,059	(9,064)		(100.06)
Gain on sale of SBA loans, net	715	1,116	(401)		(35.93)	2,638	2,997	(359)		(11.98)
Gain on sale of multifamily real estate & other loans, net	1,314	2,951	(1,637)		(55.47)	7,749	2,951	4,798		162.59
Unrealized loss on loans held for sale	(773)	—	(773)		—	(773)	—	(773)		—
Equity loss in other equity investments	(510)	(158)	(352)		(222.78)	(1,780)	(1,647)	(133)		(8.08)
Other fees	316	246	70		28.46	591	300	291		97.00

Total noninterest income	4,563	9,808	(5,245)		(53.48)	18,277	22,049	(3,772)		(17.11)

Noninterest expense:
Personnel	12,895	13,533	(638)		(4.71)	42,744	38,144	4,600		12.06
Occupancy	3,006	2,326	680		29.23	8,914	6,050	2,864		47.34
Data processing	1,698	1,657	41		2.47	5,084	4,351	733		16.85
Furniture & equipment	1,535	1,854	(319)		(17.21)	4,631	4,723	(92)		(1.95)
Professional fees & contracted services	2,436	1,856	580		31.25	7,727	4,980	2,747		55.16
Deposit insurance	182	187	(5)		(2.67)	559	589	(30)		(5.09)
Communication	211	319	(108)		(33.86)	706	934	(228)		(24.41)
Core deposit intangible amortization	205	285	(80)		(28.07)	747	1,000	(253)		(25.30)
Loss on extinguishment of subordinated debentures & secured borrowings	89	—	89		—	1,285	—	1,285		—
Other general & administrative	3,714	3,964	(250)		(6.31)	11,215	10,976	239		2.18

Total noninterest expense	25,971	25,981	(10)		(0.04)	83,612	71,747	11,865		16.54

Income before income tax expense	38,813	34,980	3,833		10.96	106,933	97,727	9,206		9.42
Income tax expense	13,290	13,207	83		0.63	34,240	35,867	(1,627)		(4.54)

Net income	$25,523	$21,773	$3,750		17.22	$72,693	$61,860	$10,833		17.51

Per Share Data:
Basic earnings per share (1)	$0.28	$0.24	$0.04		16.67%	$0.79	$0.68	$0.11		16.18%
Diluted earnings per share (1)	0.27	0.23	0.04		17.39	0.76	0.65	0.11		16.92
Dividends declared per share (1)	0.03	0.02	0.01		50.00	0.08	0.06	0.02		33.33

Operating Ratios and Other Data:
Return on average assets	1.43%	1.43%	—	bp*	—%	1.44%	1.41%	3	bp*	2.13%
Return on average equity	18.97	18.97	—		—	18.85	18.65	20		1.07
Efficiency ratio (2)	40.15	41.50	(135)		(3.25)	43.23	41.16	207		5.03
Noninterest expense to average assets	1.46	1.70	(24)		(14.12)	1.65	1.64	1		0.61
Average equity to average assets	7.56	7.52	4		0.53	7.63	7.56	7		0.93
Dividend payout ratio (3)	9.26	8.70	56		6.44	9.87	9.23	64		6.93
Net loan charge-offs to average loans	—	0.13	(13)		(100.00)	—	0.09	(9)		(100.00)
Interest rate spread (4)	3.23	3.50	(27)		(7.71)	3.36	3.50	(14)		(4.00)
Net interest margin (4)	3.58	3.70	(12)		(3.24)	3.68	3.70	(2)		(0.54)

	September 30,	December 31,	Increase (Decrease)
	2005	2004	Amount		%
Asset Quality Data:
Loan delinquency ratio	0.93%	0.90%	3	bp*	3.33%
Nonperforming assets to total assets	0.16	0.20	(4)		(20.00)
Nonperforming loans to total loans	0.22	0.29	(7)		(24.14)
Allowance for loan losses to nonperforming loans	476.16	449.12	2,704		6.02
Allowance for loan losses to loans held in portfolio	1.10	1.39	29		(20.86)
Total loan to deposit ratio	92.41	83.91	850		10.13

Bank Regulatory Capital Ratios:
United Commercial Bank:
Total risk-based capital	11.04%	12.67%	(163	)bp*	(12.87)%
Tier 1 risk-based capital	9.95	11.42	(147)		(12.87)
Tier 1 leverage ratio (5)	8.14	8.49	(35)		(4.12)
UCBH Holdings, Inc. & Subsidiaries:
Total risk-based capital	12.04	13.23	(119)		(8.99)
Tier 1 risk-based capital	10.95	11.98	(103)		(8.60)
Tier 1 leverage ratio (5)	8.96	8.92	4		0.45

(1)	The Company completed a two-for-one stock split distributed on April 12, 2005. Accordingly, for the three months and nine months ended September 30, 2004, basic earnings per share, diluted earnings per share and dividends per share have been adjusted to reflect the effect of the stock split.

(2)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(3)	Dividends declared per share as a percentage of diluted earnings per share.

(4)	Calculated on a tax equivalent basis. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $4.0 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively, and $11.8 million and $10.9 million for the nine months ended September 30, 2005 and 2004.

(5)	Represents Tier 1 capital to total average assets.

*	Basis point.
SUMMARY RESULTS
UCBH Holdings, Inc. (“UCBH” ), the holding company of United Commercial Bank (the “Bank”; UCBH, the Bank and the Bank’s wholly owned subsidiaries are collectively referred to as the “Company”), had net income of $25.5 million for the three months ended September 30, 2005, up 17.2%, compared with net income of $21.8 million for the three months ended September 30, 2004. Diluted earnings per share was $0.27 for the three months ended September 30, 2005, compared with $0.23 for the same period in 2004, adjusted for the April 12, 2005, two-for-one stock split. The Company had net income of $72.7 million for the nine months ended September 30, 2005, up 17.5%, compared with net income of $61.9 million for the nine months ended September 30, 2004. Diluted earnings per share was $0.76 for the nine months ended September 30, 2005, compared with $0.65 for the same period in 2004, adjusted for the April 12, 2005, two-for-one stock split.
Revenues for the three months ended September 30, 2005, consisted of approximately 92.95% net interest income, which is comprised of interest income less interest expense, and 7.05% noninterest income. For the nine months ended September 30, 2005, revenues consisted of approximately 90.55% net interest income and 9.45% noninterest income. Interest income is primarily generated from loans, and investment and mortgage-backed securities. Interest expense results from interest paid to customers on their deposits and to debt holders on the Company’s borrowings. Noninterest income results primarily from commercial banking and other fees, service charges on deposit accounts, and sales of loans and securities.
Return on average assets (“ROA”) was 1.43% and 1.44% for the three and nine months ended September 30, 2005, respectively, compared with 1.43% and 1.41% for the same periods in, 2004, respectively. Return on average equity (“ROE”) was 18.97% and 18.85% for the three and nine months ended September 30, 2005, respectively, compared to 18.97% and 18.65% for the three and nine months ended September 30, 2004, respectively. The higher ROA and ROE for the nine months ended September 30, 2005, primarily reflect the inclusion of a one-time tax benefit of $3.9 million related to the repatriation of foreign subsidiary earnings.
The efficiency ratio, which represents the ratio of total noninterest expense to the sum of net interest income and noninterest income, was 40.15% and 41.50% for the three months ended September 30, 2005 and 2004, respectively. The efficiency ratio decreased primarily due to higher revenue with total noninterest expense remaining essentially unchanged from 2004. The efficiency ratio for the nine months ended September 30, 2005 and 2004, was 43.23% and 41.16%, respectively. The efficiency ratio increased primarily due to the higher personnel costs, occupancy costs, and professional fees and contracted services.
Compared to the three months ended September 30, 2004, interest income increased by $27.5 million, or 35.9%, to $104.0 million for the three months ended September 30, 2005, as a result of a $998.6 million increase in average interest-earning assets primarily due to organic commercial loan growth. Average loans outstanding were $5.35 billion for the three months ended September 30, 2005, compared with $4.16 billion for the three months ended September 30, 2004. Interest income increased by $66.4 million, or 30.4%, to $284.9 million for the nine months ended September 30, 2005, compared to $218.5 million for the nine months ended September 30, 2004, as a result of an $861.2 million increase in average interest-earning assets primarily due to loan production. Average loans outstanding were $4.93 billion for the nine months ended September 30, 2005, compared with $3.98 billion for the nine months ended September 30, 2004.
As a financial institution, the Bank is sensitive to fluctuations in market interest rates. As a result of the increases in market interest rates for the three and nine months ended September 30, 2005, the yields on loans and cost of deposits have increased. The net interest margin, calculated on a tax equivalent basis, decreased to 3.58% and 3.68% for the three and nine months ended September 30, 2005, respectively, from 3.70% and 3.70% for the three and nine months ended September 30, 2004, respectively. The net interest margin decline reflects the impact of higher market interest rates on money market accounts and certificates of deposit.
The ratio of the allowance for loan losses to loans held in portfolio was 1.10% at September 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $57.5 million at September 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses primarily reflects the growth in the loan portfolio, specifically commercial loans, that occurred during the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio in determining the adequate level of allowance for loan losses. Accordingly, the Company recovered $105,000 and provided $2.9 million for loan losses for the three and nine months ended September 30, 2005, respectively, compared with $1.6 million and $4.8 million provided for the three and nine months ended September 30, 2004, respectively. The decrease in the provision for loan losses is a result of improvement in the loan quality, refinement of various risk grades used in the allowance for loan losses calculation process, and the changes in the composition of loans held in portfolio.
Noninterest income decreased by 53.5% to $4.6 million for the three months ended September 30, 2005, compared with noninterest income of $9.8 million for the three months ended September 30, 2004. The decrease primarily reflects declines in both gains on sales of securities and in gains on sale of multifamily real estate and other loans. Tighter spreads on the multifamily real estate loan products in the current flat yield curve market environment and the Company’s decision to reduce the volume of multifamily real estate loan sales contributed to this decrease. In addition, the decrease included a $773,000 unrealized loss resulting from a lower of cost or market adjustment on the multifamily real estate loans in the loans held for sale portfolio. Noninterest income decreased by 17.1% to $18.3 million for the nine months ended September 30, 2005, compared with noninterest income of $22.0 million for the nine months ended September 30, 2004. The decrease primarily reflects a decline in gain on sale of securities and the previously discussed $773,000 unrealized loss on the multifamily real estate loans. This decrease was partially offset by higher gains on sale of multifamily real estate and other loans and an increase in commercial banking fees. The Bank plans to continue its business strategy to originate and sell a portion of U.S. Small Business Administration (the “SBA”) loans. Additionally, given the reduced market premiums on sales of multifamily real estate loans, the Company believes that it is currently more beneficial to retain the multifamily real estate loans in loans held in portfolio and realize the longer term spread income as opposed to making a current sale of such loans.
Noninterest expense for the three months ended September 30, 2005 and 2004, remained at $26.0 million. Increases in occupancy expenses, and professional fees and contracted services were offset by reduced personnel expenses, furniture and equipment expenses, and other general & administrative expenses. Personnel expenses decreased primarily due to reductions in temporary employees and a reduction in bonus and incentives. Noninterest expense increased 16.5% to $83.6 million for the nine months ended September 30, 2005, compared with $71.7 million for the nine months ended September 30, 2004. The increase resulted primarily from higher personnel expenses, occupancy expenses, professional fees and contracted services, and the loss on extinguishment of subordinated debentures.
CORPORATE DEVELOPMENTS
Merger Agreement with Pacifica Bancorp, Inc. UCBH and Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005. On October 31, 2005, UCBH completed its acquisition of Pacifica for a total consideration of approximately $41.0 million consisting of 1,241,194 million shares of UCBH’s common stock and $19.4 million in cash, which includes $2.9 million related to the cash-out of the outstanding stock options of Pacifica. This acquisition strengthens the Company’s capabilities to facilitate trade flows across the Pacific Rim and will allow it to further grow its commercial banking business both in the domestic U.S. markets and in the Greater China Region.
Merger Agreement with Asian American Bank & Trust Company. UCBH and Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of August 2, 2005. Under the terms of the agreement, the value of the transaction is approximately $34.3 million (based on a closing price for UCBH’s common stock prior to the announcement of the transaction). Consideration for the acquisition will consist of UCBH common stock valued at approximately $16.1 million and approximately $18.2 million in cash, subject to certain adjustments detailed in the definitive agreement. AABT may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to the circumstance where the Average Closing Price (as defined in the Agreement and Plan of Merger) is less than $14.75. Similarly, UCBH may terminate the transaction for various reasons, including but not limited to the circumstance where the Average Closing Price (as defined in the Agreement and Plan of Merger) is greater than $22.12. If either AABT or UCBH terminates the transaction upon certain conditions, such party shall pay a “break-up fee” to the other. The transaction, which is subject to approval by seventy-five percent of AABT’s shareholders and various regulatory authorities, is anticipated to close in the first quarter of 2006. This proposed acquisition reflects the Company’s strategic move to enter the New England market. AABT had assets of $127.1 million and deposits of $106.2 million as of June 30, 2005.
Merger Agreement with Great Eastern Bank. UCBH and Great Eastern Bank (“GEB”), a New York state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of October 13, 2005. Under the terms of the agreement, the value of the transaction is approximately $103.6 million (based on an average price prior to announcement of $17.66 per share). Consideration for the acquisition will consist of approximately $51.8 million in cash and the issuance of 2,936,013 shares of UCBH common stock valued at approximately $51.8 million, subject to certain adjustments detailed in the definitive agreement. Under certain circumstances, the total consideration may be adjusted based upon the appraised value of certain GEB assets and the number of shares of UCBH common stock may be adjusted in the event of a substantial change in the market value of UCBH common stock. The transaction may be terminated or renegotiated for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of the UCBH common stock in relation to the market value of a defined group of specified financial institutions as a whole, unless UCBH agrees to increase the amount of total consideration paid in connection with the merger. Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger. If either GEB or UCBH terminates the transaction upon certain conditions, such party shall pay a “break-up fee” to the other. In that regard, by a press release dated October 21, 2005, Cathay General Bancorp indicated its willingness to enter in a transaction with GEB. On November 9, 2005, GEB issued a press release indicating that the Board of Directors of GEB has concluded that the Cathay General Bancorp proposal is not materially superior to the terms of GEB's agreement with UCBH and that GEB intends to continue to go forward with its planned merger with the Bank. The transaction, which is subject to approval by two-thirds of the GEB’s stockholders and various regulatory authorities, is anticipated to close in the first quarter of 2006. This proposed acquisition provides UCB with the platform, the critical mass of customer relationships and personnel, and the branches from which UCB will significantly accelerate its strategy of expanding in this important market, particularly in the dynamic commercial banking segment of New York. GEB had assets of $309.9 million and deposits of $278.0 million as of June 30, 2005.
Appointment of Director. On July 21, 2005, the Boards of Directors of UCBH and the Bank appointed James Kwok as a director to the respective Board of UCBH and the Bank. Since 1986, Mr. Kwok has been the Executive Director of International Sources, Inc. with primary responsibilities in marketing, sourcing and financing activities.

Prior to International Sources, Mr. Kwok was a Vice President of Crocker National Bank, managing a commercial banking portfolio of its Hong Kong and Taiwan corporate clients.
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
Appointment of Chief Credit Officer. On October 13, 2005, UCBH and the Bank appointed Mr. John Kerr as Senior Vice President and Chief Credit Officer of United Commercial Bank. Mr. Kerr succeeds Mr. Ebrahim Shabudin, who had been serving as Executive Vice President and Chief Credit Officer of United Commercial Bank since January 1, 2004 until his recent promotion to Executive Vice President and Chief Operating Officer. Mr. Kerr will report directly to Mr. Shabudin. Prior to joining United Commercial Bank, Mr. Kerr served as Senior Portfolio Manager for Primus Financial Products, an AAA-rated credit insurer in New York, a company in which he played a key role in building the business from a start-up in 2002 to its going public in 2004. Formerly, Mr. Kerr was with Bank of America for 18 years, including senior positions in credit approval, corporate and commercial banking, private banking and international banking. As a senior credit executive, he built and trained a team of 110 credit professionals based in five countries, approving lines of credits and transactions on a daily basis. He also spent 11 years with Royal Bank of Canada in business development and credit in corporate and commercial banking, in strategic planning, and in international banking.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general banking industry practices. The most significant accounting policies followed by the Company are presented in its most recent Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC. These policies, along with the disclosures presented in the other financial statement notes and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. The critical accounting policies include estimation techniques and judgments that are based on the relevant variables and the Company’s assumptions.
A number of critical accounting policies are used in the preparation of the Consolidated Financial Statements, which this discussion accompanies.
Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of credit losses inherent in the Bank’s commercial and consumer loan portfolios at the balance sheet date. The estimation of the allowance is based on a variety of factors that address known and estimated risks in the portfolio, and which takes into account the Bank’s loan portfolio mix, credit quality, loan growth, trends relating to the delinquent and classified loans, general economic conditions and other factors related to the collectibility of loans in the portfolio. The Bank’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: the general allowance applied to the portfolio per Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and the specific allowance for loans deemed to be impaired under SFAS No. 114, Accounting by Creditors for Impairment of a Loan.
To asses the adequacy of the allowance, the Bank utilizes the application of an internal risk rating system and an evaluation of external factors. The loan portfolio is segmented into major segments and loss factors are applied to the portfolio segments according to risk. Loss factors are supported by historic charge-off experience, reviews of regional trends in collateral values, portfolio segment delinquency and classification trends, portfolio concentration, macro-economic conditions, as well as other qualitative factors.
A specific allowance may be assigned to individual criticized loans in the event that they are determined to be impaired. Loans that are determined to be impaired under SFAS No. 114 are excluded from the general allowance analysis and assessed individually.

Loans are considered impaired when it is probable that the Bank will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, unless the loan is collateral dependent. In such case, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.
The Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. As a result of the Bank completing the review of individual loan risk ratings for loans with balances greater than $1.0 million, the Bank revised the allowance factors applied to the construction and commercial loan portfolios during the three months ended June 30, 2005. In doing so, the Bank determined that the inherent risk in the portfolio was decreased due to stronger identification, administration and action plan implementation on credits in these portfolios. In addition, the Bank segregated its cash secured loans within its commercial real estate and commercial loan portfolios and reduced the allowance loss factors associated with the cash secured loans segment.
At September 30, 2005, the general allowance increased to $55.9 million, compared to $53.0 million at December 31, 2004, reflecting the growth in the overall loan portfolio, partially offset by improvement in the loan quality and risk grades and the changes in the portfolio mix. At September 30, 2005, the specific allowance amounted to $1.6 million, compared to $3.5 million at December 31, 2004. The decrease is primarily attributable to lower levels of impaired loans.
Included in other liabilities are $5.6 million and $3.9 million of loan loss allowance for unfunded loan commitments at September 30, 2005, and December 31, 2004, respectively. Excluding the allowance for unfunded commitments, the Company’s allowance for loan losses was $57.5 million, or 1.10% of loans held in portfolio, at September 30, 2005, compared to $56.5 million, or 1.39% of loans held in portfolio, at December 31, 2004. In management’s judgment, the estimate for allowance for loan losses is adequate.
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
Available-for-Sale Securities. The fair value of most securities classified as available for sale are based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Any declines in fair value deemed other-than-temporary would result in a write-down of a security and be reported in noninterest expense.
Goodwill and Other Intangible Assets. The Bank initially values goodwill and other intangible assets, including core deposit intangibles and capitalized servicing rights, by estimating the fair value of assets and liabilities acquired using various valuation approaches, such as market value, replacement costs and estimated cash flows for future periods. The Bank also assesses goodwill at least annually and other intangible assets each quarter for potential impairment. The assessment for goodwill involves using market value to estimate the fair value. The assessment for other intangibles involves reviewing or revising estimated cash flows for future periods. If the fair values are less than book value, the Bank would be required to record a charge against earnings to write-down the asset to fair value.
Mortgage servicing rights result from the sale of multifamily real estate loans and SBA loans with the servicing rights retained, and the securitization of residential mortgage (one to four family) and multifamily real estate loans with the servicing rights retained. The market value for servicing is based upon the coupon rates, maturity, and prepayment rates experienced for the mortgages being serviced. The value of mortgage servicing rights is based on various assumptions including prepayment speeds and discount rates.

While the Bank’s mortgage servicing rights model estimates a value, the specific value used in arriving at the values is based on a variety of assumptions, such as observable data and anticipated changes in market conditions. The assumptions are based on standards used by market participants in valuing mortgage servicing rights. The reasonableness of these assumptions is confirmed through quarterly independent broker surveys. Independent appraisals of the fair value of the Bank’s servicing portfolio are also obtained periodically, but not less frequently than annually, and are used by management to evaluate the reasonableness of the fair value estimates.
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
Alternative Methods of Accounting. The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, and elected to continue to use the intrinsic value method of accounting for stock options, which does not recognize compensation expense at the time options are granted. As required by SFAS No. 123, pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed each period, as if the Company had elected to use the accounting method that recognizes compensation expense. The pro forma amounts of compensation expense and the pro forma effect on net income and earnings per share are disclosed in Note 1 to the Consolidated Financial Statements and were calculated using the Black-Scholes model for pricing options. Had the Company elected to adopt the SFAS No. 123 fair value based method of accounting instead of maintaining the intrinsic value method, additional compensation expense, as disclosed in Note 1 to the Consolidated Financial Statements, would have been recognized.
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
The Company also records noninterest income, which is generally made up of commercial banking fees and other fees paid by its customers, and gains on sales of loans and securities. In addition to interest expense, the Company’s income is affected by noninterest expenses (primarily personnel, occupancy and professional fees) and the provision for loan losses. Other factors beyond the Company’s control, such as economic and business conditions, competition from other financial institutions, market fluctuations, changes in tax law and government regulation of financial institutions, may also significantly affect the Company’s results of operations.
The Bank offers deposit facilities and commercial and consumer loans. The type of loans offered by the Bank are nonresidential real estate loans, commercial business loans, multifamily real estate loans, construction loans and small business loans. Through the consumer business division, the Bank offers consumer deposit products including savings accounts, checking accounts and time deposits. The consumer division also originates residential mortgage (one to four family) loans and home equity lines of credit.

The Bank originates commercial real estate loans for primary users, as well as for investors. The Bank also originates multifamily real estate mortgages, which are typically secured by five- to 50-unit residential buildings, within its primary market areas. Loans secured by residential buildings in excess of 50 units are underwritten pursuant to the Bank’s underwriting standards for commercial nonresidential real estate loans. Both types of commercial real estate loans are generally adjustable-rate or fixed-rate for an initial period of time and then become adjustable-rate loans. Multifamily real estate mortgages are generally amortized over 30 years and have balloon payments between 15 to 25 years. Commercial nonresidential real estate loans are generally amortized over 25 years and have balloon payments between seven to ten years.
Construction loans are originated primarily for the construction of entry-level and first-time move-up housing within California or mixed-use properties. The Bank primarily focuses on mid-tier builders. Construction loans are generally prime based, are generally written for a one-year term and may have up to a one-year renewal option.
The Bank provides commercial business loans to customers for working capital purposes for accounts receivable and inventory, as well as loans to finance equipment. In addition, the Bank offers small business loans, for which 75% of the principal balance is generally guaranteed by the SBA.
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
Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004
The consolidated net income of the Company for the three months ended September 30, 2005, increased by $3.7 million, or 17.2%, to $25.5 million, compared to $21.8 million for the same period in 2004. The annualized ROE and ROA ratios for the three months ended September 30, 2005, were 18.97% and 1.43%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.97% and 1.43%, respectively, for the three months ended September 30, 2004. The efficiency ratio was 40.15% for the third quarter of 2005, compared with 41.50% for the three months ended September 30, 2004. The efficiency ratio decreased primarily due to higher revenue for the three months ended September 30, 2005, with total noninterest expense remaining essentially unchanged from 2004. Diluted earnings per share were $0.27 for the three months ended September 30, 2005, compared with $0.23 on a post-split basis for the three months ended September 30, 2004.
Net Interest Income and Net Interest Margin. Net interest income of $60.1 million for the three months ended September 30, 2005, represented a $7.3 million, or 13.9%, increase over net interest income of $52.8 million for the same period in 2004. The increase in net interest income was primarily due to a $998.6 million increase in average interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 100 basis points from 1.39% for the three months ended September 30, 2004, to 2.39% for the three months ended September 30, 2005, as a result of the increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. This was offset by a 107 basis point increase in average loan yields from 5.49% for the three months ended September 30, 2004, to 6.56% for the three months ended September 30, 2005. Loan yield reflects repricing of adjustable-rate loans resulting from increases in market interest rate indices. The taxable securities yield decreased from 4.59% for the three months ended September 30, 2004, to 4.24% for the three months ended September 30, 2005. The nontaxable securities yield decreased from 4.81% for the three months ended September 30, 2004, to 4.77% for the three months ended September 30, 2005. The decrease in the taxable and nontaxable securities yield reflects lower-yielding securities.

The following is the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005				2004
			Interest				Interest
	Average		Income/	Average	Average		Income/	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost
Interest-earning assets
Loans (1)(5)	$5,349,239		$87,684	6.56%	$4,163,631		$57,156	5.49%
Taxable securities (6)	1,269,252		13,444	4.24	1,464,951		16,825	4.59
Nontaxable securities (6)	225,537		2,692	4.77	204,254		2,454	4.81
Other	19,439		226	4.65	31,989		115	1.44

Total interest-earning assets	6,863,467		104,046	6.06	5,864,825		76,550	5.22
Noninterest-earning assets	258,604		—		244,561		—

Total assets	$7,122,071		$104,046	5.84%	$6,109,386		$76,550	5.01%

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,149,827		$5,778	2.01%	$877,903		$2,565	1.17%
Savings accounts	783,867		2,183	1.11	947,579		2,299	0.97
Time deposits	3,196,213		25,449	3.18	2,720,571		12,298	1.81

Total interest-bearing deposits	5,129,907		33,410	2.61	4,546,053		17,162	1.51
Borrowings	796,742		8,553	4.29	538,704		4,516	3.35
Subordinated debentures	110,034		1,967	7.15	136,000		2,075	6.10

Total interest-bearing liabilities	6,036,683		43,930	2.91	5,220,757		23,753	1.82
Noninterest-bearing deposits	451,726		—		386,591		—
Other noninterest-bearing liabilities	95,447		—		42,851		—
Stockholders’ equity	538,215		—		459,187		—

Total liabilities and stockholders’ equity	$7,122,071		$43,930	2.47%	$6,109,386		$23,753	1.56%

Net interest income/net interest rate spread (2)(4)			$60,116	3.15%			$52,797	3.40%

Net interest-earning assets/net interest margin (3)(4)	$826,784			3.50%	$644,068			3.60%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.12	x

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Net interest rate spread and net interest margin are calculated on a nontax equivalent basis.

(5)	Average loans include loans held for sale.

(6)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
The net interest margin, calculated on a tax equivalent basis, was 3.58% for the three months ended September 30, 2005, as compared to 3.70% for the three months ended September 30, 2004. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers.
Average interest-earning assets for the three months ended September 30, 2005, increased $998.6 million to $6.86 billion compared to $5.86 billion for the same period in 2004, primarily as a result of organic commercial loan growth. Average outstanding loans increased by $1.19 billion for the three months ended September 30, 2005, from the same period last year principally as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $1.04 billion to $4.77 billion for the three months ended September 30, 2005, as compared to $3.73 billion for the corresponding period of 2004. This increase is primarily due to the Bank’s past emphasis on commercial real estate and continued emphasis on commercial business loans, and expansion of its Hong Kong branch. The Bank’s long-term objective will be to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans. Average consumer loans for the three months ended September 30, 2005, increased $147.3 million to $583.0 million from $435.7 million for the same period in 2004. New loan commitments of $1.03 billion for the three months ended September 30, 2005, were comprised of $953.8 million in commercial commitments and $75.5 million in consumer commitments.
Average securities of $1.49 billion for the three months ended September 30, 2005, were down from $1.67 billion for the three months ended September 30, 2004, a decrease of $174.4 million, or 10.5%. The Company’s long-term goal is to reduce the securities portfolio to a range of 15% to 20% of the balance sheet.
Average total deposits increased $649.0 million to $5.58 billion for the three months ended September 30, 2005, up from $4.93 billion for the three months ended September 30, 2004, reflecting the Bank’s ongoing focus on the generation of commercial and consumer demand deposits, and the procurement of certificates of deposit from brokers. Average interest-bearing deposits increased to $5.13 billion for the three months ended September 30, 2005, from $4.55 billion for the three months ended September 30, 2004, and average noninterest-bearing deposits increased to $451.7 million for the three months ended September 30, 2005, from $386.6 million for the three months ended September 30, 2004.
Allowance and Provision for Loan Losses. The ratio of allowance for loan losses to loans held in portfolio was 1.10% at September 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $57.5 million at September 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses primarily reflects the growth in the loan portfolio and the increase in commercial loans for the nine months ended September 30, 2005. For the three months ended September 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. Accordingly, the Bank recovered $105,000 of loan losses for the three months ended September 30, 2005, compared with $1.6 million provided for the three months ended September 30, 2004. In addition, the Bank experienced lower net loan charge-offs for the three months ended September 30, 2005, when compared with the net loan charge-offs for the three months ended September 30, 2004. The net charge-offs were $60,000 and $1.3 million for the three months ended September 30, 2005 and 2004, respectively.
Noninterest Income. Noninterest income decreased by 53.5% to $4.6 million for the three months ended September 30, 2005, compared with noninterest income of $9.8 million for the three months ended September 30, 2004. The decrease primarily reflects no gains on sales of securities for the three months ended September 30, 2005 as compared to $2.6 million for the same period in 2004; a decrease in gains on sale of multifamily real estate and other loans from $3.0 million for the three months ended September 30, 2004, to $1.3 million for the same period in 2005 as a result of tighter spreads on the multifamily real estate loan products in today’s flat yield curve market environment and the Company’s decision to reduce the multifamily real estate loan sales volume; and a $773,000 unrealized loss resulting from a lower of cost or market adjustment on the multifamily real estate loans in the loans held for sale portfolio.
Noninterest Expense. Noninterest expense for the three months ended September 30, 2005 and 2004, remained at $26.0 million. For the three months ended September 30, 2005, personnel expenses decreased to $12.9 million from $13.5 million for the three months ended September 30, 2004, primarily as a result of reductions in temporary employees and a reduction in bonus and incentives. Occupancy expenses increased to $3.0 million for the three months ended September 30, 2005, from $2.3 million for the three months ended September 30, 2004, as a result of the opening of new branches in California and the expansion of the Hong Kong branch. Professional fees and contracted services increased by 31.3% to $2.4 million for the three months ended September 30, 2005, from $1.9 million for the three months ended September 30, 2004, as a result of higher consulting and accounting fees related to continued self-assessment and compliance related to the requirements of the Sarbanes-Oxley Act of 2002.

Income Tax Expense. The provision for income taxes was $13.3 million on income before taxes of $38.8 million for the three months ended September 30, 2005, as compared to the provision for income taxes of $13.2 million on income before taxes of $35.0 million for the same period in 2004. The effective tax rate for the three months ended September 30, 2005, was 34.2%, compared with 37.8% for the three months ended September 30, 2004. These rates are lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income and the true up of tax estimates for enterprise zone credits during the third quarter of 2005.
Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004
The consolidated net income of the Company for the nine months ended September 30, 2005, increased by $10.8 million, or 17.5%, to $72.7 million, compared to $61.9 million for the nine months ended September 30, 2004. The annualized ROE and ROA ratios for the nine months ended September 30, 2005, were 18.85% and 1.44%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.65% and 1.41%, respectively, for the nine months ended September 30, 2004. These higher ratios are reflective of the inclusion of a one-time tax benefit of $3.9 million related to the repatriation of foreign subsidiary earnings for the nine months ended September 30, 2005. The efficiency ratio was 43.23% for the nine months ended September 30, 2005, compared with 41.16% for the same period in 2004. The efficiency ratio increased primarily due to higher personnel costs, occupancy costs, professional fees and contracted services, and the loss on extinguishment of subordinated debentures for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004. Diluted earnings per share were $0.76 for the nine months ended September 30, 2005, compared with $0.65 on a post-split basis for the nine months ended September 30, 2004.
Net Interest Income and Net Interest Margin. Net interest income of $175.1 million for the nine months ended September 30, 2005, represented a $22.9 million, or 15.0%, increase over net interest income of $152.2 million for the same period in 2004. The increase in net interest income was primarily due to an $861.2 million increase in average interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 69 basis points from 1.34% for the nine months ended September 30, 2004, to 2.03% for the nine months ended September 30, 2005, as a result of the increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. This was partially offset by an 87 basis point increase in average loan yields from 5.45% for the nine months ended September 30, 2004, to 6.32% for the nine months ended September 30, 2005. Loan yield reflects repricing of adjustable-rate loans resulting from increases in market interest rate indices. The taxable securities yield decreased from 4.50% for the nine months ended September 30, 2004, to 4.35% for the nine months ended September 30, 2005. The nontaxable securities yield decreased from 4.79% for the nine months ended September 30, 2004, to 4.78% for the nine months ended September 30, 2005. The decrease in the taxable securities yield reflects lower-yielding securities.

The following is the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets, and the resultant yields and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005				2004
			Interest				Interest
	Average		Income/	Average	Average		Income/	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost
Interest-earning assets
Loans (1)(5)	$4,930,204		$233,544	6.32%	$3,980,799		$162,597	5.45%
Taxable securities (6)	1,296,226		42,245	4.35	1,443,162		48,723	4.50
Nontaxable securities (6)	221,063		7,927	4.78	193,771		6,957	4.79
Other	46,603		1,225	3.50	15,151		223	1.96

Total interest-earning assets	6,494,096		284,941	5.85	5,632,883		218,500	5.17
Noninterest-earning assets	245,959		—		214,932		—

Total assets	$6,740,055		$284,941	5.64%	$5,847,815		$218,500	4.98%

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,057,833		$13,625	1.72%	$797,965		$6,272	1.05%
Savings accounts	856,576		6,906	1.07	905,092		5,873	0.87
Time deposits	3,035,668		61,546	2.70	2,669,104		35,420	1.77

Total interest-bearing deposits	4,950,077		82,077	2.21	4,372,161		47,565	1.45
Borrowings	629,654		21,022	4.45	486,205		12,698	3.48
Subordinated debentures	127,150		6,714	7.04	136,000		5,985	5.87

Total interest-bearing liabilities	5,706,881		109,813	2.57	4,994,366		66,248	1.77
Noninterest-bearing deposits	432,622		—		363,102		—
Other noninterest-bearing liabilities	86,278		—		48,141		—
Stockholders’ equity	514,274		—		442,206		—

Total liabilities and stockholders’ equity	$6,740,055		$109,813	2.17%	$5,847,815		$66,248	1.51%

Net interest income/net interest rate spread (2)(4)			$175,128	3.28%			$152,252	3.40%

Net interest-earning assets/net interest margin (3)(4)	$787,215			3.60%	$638,517			3.60%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.13	x

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(3)	Net interest margin represents net interest income divided by average interest-earning assets.

(4)	Net interest rate spread and net interest margin are calculated on a nontax equivalent basis.

(5)	Average loans include loans held for sale.

(6)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
The net interest margin, calculated on a tax equivalent basis, was 3.68% for the nine months ended September 30, 2005, as compared to 3.70% for the same period in 2004. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers.
Average interest-earning assets for the nine months ended September 30, 2005, increased $861.2 million to $6.49 billion compared to $5.63 billion for the same period in 2004, primarily as a result of organic commercial loan growth. Average outstanding loans increased by $949.4 million for the nine months ended September 30, 2005, from the same period last year principally as a result of the Bank’s continued focus on commercial lending activities. Average commercial loan balances increased $795.0 million to $4.40 billion for the nine months ended September 30, 2005, as compared to $3.60 billion for the corresponding period of 2004. This increase is primarily due to the Bank’s past emphasis on commercial real estate and continued emphasis on commercial business loans, and expansion of its Hong Kong branch. The Bank’s long-term objective will be to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans. Average consumer loans for the nine months ended September 30, 2005, increased $154.4 million to $534.5 million from $380.1 million for the same period in 2004. New loan commitments of $3.02 billion for the nine months ended September 30, 2005, were comprised of $2.84 billion in commercial loan commitments and $184.3 million in consumer loan commitments.
Average securities of $1.52 billion for the nine months ended September 30, 2005, were down from $1.64 billion for the nine months ended September 30, 2004, a decrease of $119.6 million, or 7.3%. The Company’s long-term goal is to reduce the securities portfolio to a range of 15% to 20% of the balance sheet. As of September 30, 2005, total loans represented 75.5% of total assets.
Average total deposits increased $647.4 million to $5.38 billion for the nine months ended September 30, 2005, up from $4.74 billion for the nine months ended September 30, 2004, reflecting the Bank’s ongoing focus on the generation of commercial and consumer demand deposits, and the procurement of certificates of deposit from brokers. Average interest-bearing deposits increased to $4.95 billion for the nine months ended September 30, 2005, up from $4.37 billion for the nine months ended September 30, 2004, and average noninterest-bearing deposits increased to $432.6 million for the nine months ended September 30, 2005, up from $363.1 million for the nine months ended September 30, 2004.
Allowance and Provision for Loan Losses. The ratio of allowance for loan losses was 1.10% at September 30, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $57.5 million at September 30, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses primarily reflects the growth in the loan portfolio and the increase in commercial loans for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the Bank continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. Accordingly, the Bank provided for $2.9 million of loan losses for the nine months ended September 30, 2005, compared with $4.8 million provided for the nine months ended September 30, 2004. In addition, the Bank experienced lower net loan charge-offs for the nine months ended September 30, 2005, when compared with the net loan charge-offs for the nine months ended September 30, 2004. The net charge-offs were $122,000 and $2.8 million for the nine months ended September 30, 2005 and 2004, respectively.
Noninterest Income. Noninterest income decreased by 17.1% to $18.3 million for the nine months ended September 30, 2005, compared with noninterest income of $22.0 million for the nine months ended September 30, 2004. The decrease primarily reflects a $5,000 loss on sale of securities for the nine months ended September 30, 2005, as compared to a $9.1 million gain on sale of securities for the same period in 2004 and a $773,000 unrealized loss resulting from a lower of cost or market adjustment on the multifamily real estate loans in the loans held for sale portfolio for the nine months ended September 30, 2005. This decrease was offset by an increase in gains on sale of multifamily real estate and other loans of $3.0 million for the nine months ended September 30, 2004, to $7.7 million for the same period in 2005 and an increase in commercial banking fees of $6.4 million for the nine months ended September 30, 2004, to $7.6 million for the same period in 2005. Included in the loss on sale of securities for the nine months ended September 30, 2005, was a gain of $614,000 resulting from the sale of $29.7 million of securities to provide funding for executing the Company’s plan required by American Jobs Creation Act of 2004 (“AJCA’).
Noninterest Expense. Noninterest expense increased 16.5% to $83.6 million for the nine months ended September 30, 2005, compared with $71.7 million for the nine months ended September 30, 2004. The increase resulted primarily from an increase in personnel expenses, occupancy expenses, professional fees and contracted services, and the loss on extinguishment of subordinated debentures. For the nine months ended September 30, 2005, personnel expenses increased to $42.7 million from $38.1 million for the nine months ended September 30, 2004, from additional staffing required to support the growth of the Bank’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of the Bank’s infrastructure to support a larger and growing organization, which was partially offset by a reduction in bonus and incentives. Occupancy expenses increased by 47.3% to $8.9 million for the nine months ended September 30, 2005, from $6.1 million for the nine months ended September 30, 2004, as a result of a write-off of leasehold improvements, the opening of new branches in California and New York, the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the nine months ended September 30, 2005, occupancy expenses reflect a full nine months of occupancy expenses of the new branches and representative offices opened in the latter part of 2004. Professional fees and contracted services increased by 55.2% to $7.7 million for the nine months ended September 30, 2005, from $5.0 million for the nine months ended September 30, 2004, as a result of higher consulting and accounting fees related to continued self-assessment and compliance related to the requirements of the Sarbanes-Oxley Act of 2002. The Company incurred a loss on extinguishment of the 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debenture issuance costs for the nine months ended September 30, 2005.
Income Tax Expense. The provision for income taxes was $34.2 million on income before taxes of $106.9 million for the nine months ended September 30, 2005, as compared to $35.9 million on income before taxes of $97.7 million for the same period in 2004. The effective tax rate for the nine months ended September 30, 2005, was 32.0%, compared with 36.7% for the nine months ended September 30, 2004. These rates are lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary and the true-up of tax estimates for enterprise zone credits during the third quarter of 2005.
During the three months ended June 30, 2005, the Company repatriated approximately $26 million in previously unremitted foreign earnings. As a result, the Company has recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 in the second quarter of 2005. In addition, the Company has recorded a tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.
FINANCIAL POSITION
The Company experienced continued asset and core deposit growth for the nine months ended September 30, 2005. The increase of $1.03 billion in total assets from December 31, 2004, to September 30, 2005, was primarily reflected in increases in loans held in portfolio.
During the nine months ended September 30, 2005, total loans held in portfolio increased by $1.19 billion. This growth resulted primarily from an organic increase in commercial loans from the Bank’s continued focus on originating such loans. Total commercial loans grew to $4.63 billion at September 30, 2005, from $3.58 billion at December 31, 2004, as a result of new commercial loan commitments of $2.84 billion from continued loan generation efforts, partially offset by principal repayments and loan sales. Consumer loans increased to $612.6 million at September 30, 2005, from $482.2 million at December 31, 2004, primarily due to organic growth. Additionally, the Bank transferred $235.9 million of multifamily real estate loans from loans held for sale to loans held in portfolio, as a result of the reduced market premiums on sales of multifamily real estate loans, the Bank believes that it is currently more beneficial to retain the multifamily real estate loans in loans held in portfolio and realize the longer term spread income as opposed to making a current sale of such loans. Concurrently, the Bank transferred $265.1 million of commercial real estate loans from loans held in portfolio to loans held for sale. Consistent with the Bank’s stated long-term objectives for the next five years, the Bank will be systematically reducing its concentration in commercial real estate loans, while increasing its concentration in commercial business loans.
As a result of favorable market conditions and continued marketing efforts, the Bank experienced a higher level of new loan commitments of $3.02 billion for the nine months ended September 30, 2005, which was comprised of $2.84 billion in commercial loan commitments and $184.3 million in consumer commitments.
The securities balance (including the available-for-sale and held-to-maturity portfolios) decreased by $83.3 million from December 31, 2004, to September 30, 2005. This was primarily the result of sales of $91.4 million, principal payments and securities calls of $152.3 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $448.5 million for the nine months ended September 30, 2005.
Loans
The following is the composition of the Bank’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,168,827	41.37%	$1,951,020	48.08%
Secured by real estate — multifamily	1,372,765	26.18	865,483	21.33
Construction	375,990	7.17	291,080	7.17
Business	713,046	13.60	468,220	11.54

Total commercial	4,630,628	88.32	3,575,803	88.12

Consumer:
Residential mortgage (one to four family)	561,676	10.71	434,323	10.70
Other	50,970	0.97	47,926	1.18

Total consumer	612,646	11.68	482,249	11.88

Gross loans held in portfolio	5,243,274	100.00%	4,058,052	100.00%

Net deferred loan origination (fees) costs	(3,793)		(7,311)

Loans held in portfolio	5,239,481		4,050,741
Allowance for loan losses	(57,501)		(56,472)

Net loans held in portfolio	$5,181,980		$3,994,269

As a result of the Bank’s continued focus on commercial lending activities, loan growth remained concentrated in its commercial loan portfolio, which totaled $4.63 billion at September 30, 2005, a 29.5% increase from $3.58 billion at December 31, 2004.
The Bank has identified certain loans that will be sold during 2005 and 2006, and as a result, such loans are classified as held for sale at September 30, 2005, and December 31, 2004. The following is the composition of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$299,919	99.32%	$26,882	8.26%
Secured by real estate — multifamily	—	—	295,253	90.72
Business	2,046	0.68	3,337	1.02

Total commercial	301,965	100.00	325,472	100.00

Gross loans held for sale	301,965	100.00%	325,472	100.00%

Net deferred loan origination (fees) costs	(662)		535

Loans held for sale	$301,303		$326,007

Significant market changes in 2005 prompted a comprehensive review of the Company’s business strategy in the multifamily real estate lending business. In response to this business strategy review, in September 2005, the Company transferred $235.9 million of multifamily real estate loans from held for sale to held in portfolio.

During the third quarter of 2005, the Company determined that the level of its commercial real estate loans was reaching the limit, which is calculated as a percentage of risk-based capital. In addition, with the impending integrations of Pacifica and AABT, the Company determined that a reduction of commercial real estate concentration would be needed. As such, $265.1 million of commercial real estate loans (with underlying collateral located in California) were transferred from held in portfolio to held for sale. Sale of these loans will allow the Company to achieve product and geographic diversification.
The Bank continues to emphasize production of commercial business loans. The Bank also originates and funds loans that qualify for guarantees issued by the SBA. Generally, the SBA guarantees on such loans are 75% of the principal loan amount. The residual portion of the loan is not guaranteed, and the Bank bears the credit risk on that portion of such loans. The Bank generally sells the guaranteed portion of each SBA loan at the time of loan origination. From time to time, the Bank may also sell a portion of the unguaranteed portion of the SBA loans. SBA regulations require that the Bank as the originator retain a minimum of 5% of the total loan amount.
As a result of changing the loan origination focus to commercial loans, the Bank is originating more loans that reprice in shorter time periods than the traditional repricing terms of residential mortgage (one to four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally adjustable-rate and reprice semiannually. Residential mortgage (one to four family) loans may be adjustable-rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, for terms of 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually.
The following is the Bank’s gross loans held in portfolio composition by type and percentage of gross loans held in portfolio at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
Adjustable-rate loans	$2,703,401	51.56%	$2,603,889	64.17%
Intermediate fixed-rated loans	1,569,867	29.94	881,744	21.73
Fixed-rate loans	970,006	18.50	572,419	14.10

Gross loans held in portfolio.	$5,243,274	100.00%	$4,058,052	100.00%

Adjustable-rate loans increased $99.5 million from December 31, 2004, to September 30, 2005. Adjustable-rate loans represented 51.6% of gross loans at September 30, 2005, compared with 64.2% of gross loans at December 31, 2004. The increase of $688.1 million in intermediate fixed-rate loans from December 31, 2004, to September 30, 2005, is a result of increased market demand for that loan product. Fixed-rate loans increased $397.6 million from December 31, 2004, to September 30, 2005.

The following are the new loan commitments for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Commercial:
Secured by real estate — nonresidential	$909,155	$496,658
Secured by real estate — multifamily	901,392	562,633
Construction	488,692	318,843
Business	536,734	320,965

Total commercial loans	2,835,973	1,699,099

Consumer:
Residential mortgage (one to four family)	153,529	190,243
Home equity and other	30,730	31,013

Total consumer loans	184,259	221,256

Total new loan commitments	$3,020,232	$1,920,355

Internal Loan Securitizations. The Bank manages its risk-based capital level through a variety of means, including internal loan securitizations. In such securitizations, the Bank exchanges either multifamily real estate or residential mortgage (one to four family) loans for Fannie Mae (“FNMA”) securities. Residential mortgage (one to four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily real estate loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.
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
Through these securitization transactions, the Bank also reduces its credit risk. In these securitizations, the Bank fully transfers credit risk on the related loans to FNMA. The Bank’s yield on the FNMA securities is lower than the average yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for relieving the Bank of the credit risk on these loans. Since the Bank retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. The Bank also continues to service the loans included in these securitizations. In addition, these securitization transactions improve the Bank’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do loans.
During the nine months ended September 30, 2004, the Bank internally securitized $147.1 million of multifamily real estate loans. There were no securitizations during the nine months ended September 30, 2005.
Risk Elements. The Bank generally places loans on nonaccrual status when they become 90 days past due, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual status earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, unpaid accrued interest is charged against interest income. The Bank charges off loans when it determines that collection has become unlikely. Other real estate owned (“OREO”), of which the Bank has none, would consist of real estate acquired by us through foreclosure.

The following are the Bank’s nonperforming assets at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30,	December 31,
	2005	2004
Commercial loans:
Secured by real estate — nonresidential	$10,170	$8,085
Construction	—	4,353
Business	1,906	136

Total nonaccrual loans	12,076	12,574

Total nonperforming assets	$12,076	$12,574

Nonperforming assets to total assets	0.16%	0.20%
Nonaccrual loans to total loans	0.22%	0.29%
Nonperforming assets to total loans and OREO	0.22%	0.29%
Total loans	$5,540,784	$4,376,748
Gross income not recognized on nonaccrual loans	635	699
Accruing loans contractually past due 90 days or more	8,054	3,101
Loans classified as troubled debt restructurings and not included above	10,866	11,329
Total nonperforming assets were $12.1 million at September 30, 2005, a decrease of $498,000, from $12.6 million at December 31, 2004. The decrease was primarily attributable to removal of three construction loans from nonaccrual loans, partially offset by one commercial real estate loan and three commercial business loans being added to nonaccrual loans.
The $10.9 million of performing restructured loans reflected in the table above represents one commercial real estate loan and one commercial loan. The first loan is a nonresidential loan secured by real estate for $8.8 million. This loan has been classified as a performing restructured loan as a result of the Bank making interest rate concessions on a separate loan for $1.5 million to the same obligator and is secured by the same property. The separate loan of $1.5 million is included in the nonaccrual commercial real estate in the table above. The other loan is a commercial business loan of $2.1 million on which the Bank provided an interest rate concession.
Management cannot predict the extent to which economic conditions in the Bank’s market areas may change or the full impact that such changes may have on the Bank’s loan portfolio. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.
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

The following is information concerning the allowance for loan losses and allowance for losses related to unfunded commitments for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Nine Months Ended September 30,
	2005	2004
Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126
Allowance for losses — unfunded commitments	3,940	2,737

Total allowance for losses at beginning of year	60,412	60,863
Provision for loan losses	2,860	4,827

Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	416
Business	209	2,429

Total commercial	209	2,845

Consumer:
Other	26	31

Total consumer	26	31

Total charge-offs	235	2,876

Recoveries:
Commercial:
Business	61	91

Total commercial	61	91

Consumer:
Residential mortgage (one to four family)	33	—
Other	19	22

Total consumer	52	22

Total recoveries	113	113

Total allowance for losses at end of period	$63,150	$62,927

Allowance for loan losses	$57,501	$59,347
Allowance for losses — unfunded commitments	5,649	3,580

Total allowance for losses at end of period	$63,150	$62,927

Securities
The Bank maintains an investment and mortgage-backed securities portfolio (“portfolio”) to provide both liquidity and to enhance the income of the organization. The portfolio is comprised of two segments: Available for Sale (“AFS”) and Held to Maturity (“HTM”). The Bank’s AFS portfolio is recorded at fair value, with unrealized changes in the fair value of the securities reflected as accumulated other comprehensive income (loss). At the end of each month, the Bank adjusts the carrying value of its AFS portfolio to reflect the current fair value of each security. The HTM portfolio is carried at amortized cost. At the time a security is purchased, the Bank classifies it either as AFS or HTM. Securities are classified as HTM if the Bank has the positive intent and ability to hold such securities to maturity.
The Bank’s portfolio investments are governed by the Asset/Liability Policy (“A/L Policy”), which is approved by the Bank’s Board of Directors. The A/L Policy sets exposure limits for selected investments, as a function of total assets, total securities and Tier 1 Capital, as well as the maximum maturity and duration limits. The A/L Policy also limits the concentration in a particular investment as a function of the total issue. Finally, the A/L Policy sets goals for each type of investment with respect to ROA, ROE and return on Risk-Based Capital and also sets limits for interest rate sensitivity for each type of investment.
Investments permitted by the A/L Policy include U.S. Government obligations, agency securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. The Bank’s Board of Directors has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.
The securities balance, which includes the AFS and HTM portfolios, decreased by $83.3 million from December 31, 2004, to September 30, 2005. This was primarily the result of sales of $91.4 million, principal payments and securities calls of $152.3 million, and maturities and payoffs of $271.7 million, partially offset by purchases of $448.5 million for the nine months ended September 30, 2005. The Bank intends to continue reducing its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.
The securities portfolio also provides liquidity for the Bank’s operations. Such liquidity can either be realized through the sale of AFS securities or through borrowings. Securities are generally pledged as collateral for such borrowings.
The Bank’s HTM securities portfolio declined from $325.2 million at December 31, 2004, to $314.8 million at September 30, 2005. This decrease primarily resulted from principal payments of $20.2 million. The Bank plans from time to time to continue to purchase securities for its HTM portfolio. However, for the foreseeable future, the Bank expects that the preponderance of its securities portfolio will be classified as AFS.
The following is the securities portfolio at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust Preferred Securities	$33,442	$33,162	$18,441	$18,219
Federal Agency Notes	137,430	133,912	232,594	230,046
Other	10,000	10,000	—	—

Total investment securities available for sale	180,872	177,074	251,035	248,265

Mortgage-backed securities available for sale:
FNMA	357,335	348,587	366,307	363,097
GNMA	89,831	86,980	106,501	105,072
FHLMC	297,827	289,442	288,789	285,965
Other	198,074	194,234	167,719	166,741

Total mortgage-backed securities available for sale	943,067	919,243	929,316	920,875

Total investment and mortgage-backed securities available for sale	$1,123,939	$1,096,317	$1,180,351	$1,169,140

Investment securities held to maturity:
Municipals	$225,551	$232,028	$215,594	$222,297

Mortgage-backed securities held to maturity:
FNMA	5,478	5,319	5,765	5,689
GNMA	82,905	81,979	102,439	102,595
FHLMC	829	807	1,404	1,388

Total mortgage-backed securities held to maturity	89,212	88,105	109,608	109,672

Total investment and mortgage-backed securities held to maturity	$314,763	$320,133	$325,202	$331,969

Total investment and mortgage-backed securities	$1,438,702	$1,416,450	$1,505,553	$1,501,109

As of September 30, 2005, the carrying value and the market value of the available-for-sale securities were $1.12 billion and $1.10 billion, respectively. The total net unrealized loss on these securities was $27.6 million. Such unrealized losses are $16.0 million net of tax and are reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $5.4 million, has not been recognized in the financial statements as of September 30, 2005. The unrealized net gains are the result of movements in market interest rates. Additionally, certain securities that the Company holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates, the Company has concluded that the impairment on these securities is temporary.
Deposits
Deposits have traditionally been the Bank’s primary source of funds to use in lending and investment activities. At September 30, 2005, 57.1% of the Bank’s deposits were time deposits, 28.1% were negotiable order of withdrawal accounts (“NOW”), demand deposits and money market accounts, and 14.8% were savings accounts. By comparison, at December 31, 2004, 53.4% of the Bank’s deposits were time deposits, 27.4% were NOW, demand deposits and money market accounts, and 19.2% were savings accounts.
The Bank obtains its deposits primarily from the communities that it serves. With the exception of state and federal government entities (“Public Fund Sector”) contributing 6.68% to total deposits, no other material portion of the Bank’s deposits were from or were dependent upon any one customer, source or industry. Included in time deposits at September 30, 2005, is $2.21 billion of deposits of $100,000 or greater, compared to $1.87 billion at December 31, 2004. Such deposits made up 36.8% of total deposits at September 30, 2005, compared to 35.8% at December 31, 2004.
The following are the balances and rates paid for categories of deposits at September 30, 2005, and December 31, 2004 (dollars in thousands):

	September 30, 2005		December 31, 2004
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,685,166	1.52%	$1,427,366	0.96%
Savings accounts	886,575	1.47	1,000,489	1.03
Time deposits:
Less than $100,000	1,218,313	2.45	918,650	1.79
$100,000 or greater	2,205,548	3.85	1,869,357	2.26

Total time deposits	3,423,861	3.35	2,788,007	2.11

Total deposits	$5,995,602	2.56%	$5,215,862	1.59%

Other Borrowings
The Bank maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank of San Francisco (the “FHLB”) to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of the Bank’s stock in the FHLB. At September 30, 2005, the Bank had $555.6 million of FHLB advances outstanding and $407.3 million outstanding at December 31, 2004. At September 30, 2005, the Bank had $1.93 billion of additional FHLB borrowings available for future borrowing capacity.
Included in the $555.6 million of FHLB advances outstanding as of September 30, 2005, were $206.0 million of short-term, fixed-rate advances that mature within one year. The remaining $349.6 million in long-term advances mature between 2007 and 2010. As of September 30, 2005, $241.0 million of these advances may be terminated at the option of the FHLB. The FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. To date, the FHLB has not exercised its option to terminate any advances to the Bank. In the event the FHLB decided to exercise this option, the Bank would need to repay the advances using other funding sources.

The following are the short-term and long-term borrowings of the Bank at or for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	At or for the
	Nine Months Ended September 30,
	2005	2004
Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$271,111	$188,252
Maximum amount outstanding at any month end period	566,169	255,992
Balance outstanding at end of period	216,314	74,027
Weighted average interest rate during the period	3.43%	1.26%
Weighted average interest rate at end of period	3.84%	1.54%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB advances:
Average balance outstanding	$354,486	$287,328
Maximum amount outstanding at any month end period	374,611	335,104
Balance outstanding at end of period	349,609	335,066
Weighted average interest rate during the period	5.26%	5.06%
Weighted average interest rate at end of period	4.95%	4.88%
Weighted average remaining term to maturity at end of period (in years)	3	3
The Bank recorded certain loan sale transactions as secured borrowings as of June 30, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005. Subsequently in August 2005, a portion of the loan sales agreements were amended to permit loan sale transactions related to $29.6 million of secured borrowings to qualify for sales treatment resulting in a gain on sale of loans of $233,000. Additionally in September 2005, the Bank exercised its option to repurchase the remaining $20.8 million of loans related to the secured borrowings from the loan participants, which resulted in a loss on extinguishment from secured borrowings of $89,000.
Subordinated Debentures of the Company (“TPS”)
UCBH established special purpose trusts in 1998, 2001, 2002 and 2005. The trusts exist for the sole purpose of issuing Guaranteed Preferred Beneficial Interests in its Subordinated Debentures (the “Capital Securities”) and investing the proceeds there in the Subordinated Debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts, or the redemption of the Capital Securities, are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the Subordinated Debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $146.0 million of TPS outstanding at September 30, 2005, and $136.0 million at December 31, 2004.
As allowed by the Indenture dated as of April 17, 1998, (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH redeemed on June 27, 2005, all $30,928,000 of the aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the “Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million related to the write-off of the unamortized Debentures issuance costs for the nine months ended September 30, 2005.
On September 22, 2005, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust V. The junior subordinated debentures bear interest at a fixed rate of 5.82% until November 23, 2010, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.38% and will adjust quarterly until maturity. The junior subordinated debentures will mature on November 23, 2035, but may be redeemed by UCBH at its option in whole or in part at anytime on or after November 23, 2010. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.
Capital
Regulatory Capital. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Bank must meet specific capital guidelines as calculated under regulatory accounting practices. As of September 30, 2005, the Bank met the “Well Capitalized” requirements under these guidelines. The total risk-based capital ratio of the Bank at September 30, 2005, was 11.04%, as compared with 12.67% at December 31, 2004. The ratio of Tier 1 Capital (as defined in the regulations) to average assets (as defined in the regulations) of the Bank at September 30, 2005, was 8.14% as compared with 8.49% at December 31, 2004. The decrease to the risk-based capital ratios from December 31, 2004, to September 30, 2005, is attributable to the increase in loans.
The Company is also categorized as “Well Capitalized”. The total risk-based capital ratio of the Company at September 30, 2005, was 12.04%, as compared with 13.23% at December 31, 2004. The ratio of Tier 1 Capital (as defined in the regulations) to average assets (as defined in the regulations) of the Company at September 30, 2005, was 8.96% as compared with 8.92% at December 31, 2004. The Company’s total risk-based capital ratio is higher than the Bank’s ratio due to the inclusion of the “Capital Securities” as capital in the risk-based capital calculation. Capital Securities are includable as capital up to 25% of Tier 1 Capital. As discussed in Note 1 to the Consolidated Financial Statements, the trusts were deconsolidated for reporting purposes pursuant to FIN 46R. In March 2005, the Federal Reserve Bank issued final guidance allowing the inclusion of capital securities in Tier 1 Capital subject to tightened quantitative limits and a broader range of restricted core capital elements, as defined in the regulations. The Bank’s Tier 1 Capital is unaffected, since all trust preferred securities have been issued at the UCBH level.
Stockholders’ Equity. Total common shares outstanding at September 30, 2005, were 91.9 million, compared with 91.1 million outstanding at December 31, 2004. On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to stockholders of record as of March 31, 2005, and distributed on April 12, 2005. As a result, prior periods have been restated for the stock split.
Liquidity. As a financial institution, the Company must maintain sufficient levels of liquid assets at all times to meet its cash flow needs. These liquid assets ensure that the Company has the cash available to pay out deposit withdrawals, meet the credit needs of its customers and take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits that the Company has with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.
Net cash provided by operating activities for the nine months ended September 30, 2005, was $131.8 million. Of this amount, net cash provided by operating activities was due to $72.7 million from net income, $2.9 million from provision for loan losses, $2.4 million from amortization of intangibles, $6.0 million from depreciation and amortization of premises and equipment, $1.3 million from loss on extinguishment of subordinated debentures and secured borrowings, $36.0 million from net change in loans held for sale and $18.4 million net increase in operating liabilities. This was offset by $4.5 million from amortization of deferred loan fees, $1.3 million gain on sale of loans held in portfolio, securities and other assets, net and $4.0 million from net increase in other operating assets.
Net cash used in investing activities for the nine months ended September 30, 2005, was $1.14 billion. Of this amount, $1.23 billion was used in loans originated and purchased, net of principal collections, $15.8 million was used to purchase FHLB stock, $6.8 million was for funding other equity investments, $4.7 million was for purchases of property and equipment and $4.1 million was for the capitalization of mortgage servicing rights. This was offset by $57.0 million in proceeds from sale of loans held in portfolio and $66.9 million from net activities related to the investment and mortgage-backed securities activities.
Net cash provided by financing activities for the nine months ended September 30, 2005, was $924.8 million. Of this amount, net cash provided by financing activities was primarily due to $779.7 million from net activities related to deposits, $137.9 million primarily from net borrowings from the FHLB, $40.0 million from the issuance of the subordinated debentures and $3.6 million from stock option exercises proceeds. This was offset by $30.0 million redemption of the subordinated debentures and $6.4 million payment of dividends.
The Company considers the impairment of value to certain investment and mortgage-backed securities as being attributable to the movement of market interest rates and believes the fair value will improve over time due to the high credit ratings of the securities. There are no credit concerns with any of these investment and mortgage-backed securities, and the Company has the intent and ability to hold these securities to maturity.
At September 30, 2005, the Bank has $3.31 billion of certificates of deposit scheduled to mature within one year. The Company believes that its liquidity resources will provide it with sufficient amounts of cash necessary to meet these commitments.
On September 22, 2005, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust V. The junior subordinated debentures bear interest at a fixed rate of 5.82% until November 23, 2010, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.38% and will adjust quarterly until maturity. The junior subordinated debentures will mature on November 23, 2035, but may be redeemed by UCBH at its option in whole or in part at anytime on or after November 23, 2010. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.
The Company’s liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. The Company reviews its liquidity position regularly in light of its expected growth in loans and deposits. The Company believes that it maintains adequate sources of liquidity to meet its needs.
Capital Resources. UCBH has continuously declared quarterly dividends on common stock since 2000. UCBH paid aggregate dividends of $2.3 million for the three months ended September 30, 2005. The payment of such dividends did not have a significant impact on the liquidity of the Company. As a result of the dividends declared, the total capital of the Company was reduced by $2.3 million for the three months ended September 30, 2005. Dividends declared for the three months ended September 30, 2005, had the effect of reducing the Tier 1 leverage capital ratio by 10 basis points and risk-based capital ratio by 12 basis points.
RISK MANAGEMENT
Overview. The Company manages all major aspects of its business through an integrated risk infrastructure that includes planning and review processes. The Company derives its revenue from assuming and managing financial risk. The Company evaluates risk and returns to produce sustainable revenue, to reduce earnings volatility and increase shareholder value. The Company’s business exposes it to four major risks: liquidity, credit, market and operational.
Liquidity risk is the inability to accommodate liability maturities and withdrawals, fund asset growth and otherwise meet contractual obligations at reasonable market rates. Credit risk is the inability of a customer to meet its repayment obligations. Market risk is the fluctuation in asset values caused by changes in market prices and yields. Operational risk is the potential for loss resulting from events involving people, processes, technology, legal/regulatory issues, external events, execution and reputation. The Company evaluates risk through various management committees with the oversight of the Board of Directors.
The key management committees of the Company are as follows:
•	Enterprise Risk Management Committee provides oversight of the risks management program in the organization.
•	Credit Risk Management Committee reviews credit policies, products and problem assets risk.
•	Market Risk Management Committee reviews securities, loans and borrowings to assess yield, market and interest rate risk.
•	Operational Risk Management Committee reviews those risks not covered by the Credit Risk Management and the Market Risk Management Committees.

Management has established control processes and procedures to align risk-taking and risk management throughout our organization. Each of our lines of business is responsible for identifying, quantifying, mitigating and managing all risks. Lines of business make and execute business plans, which makes them most familiar with the changing nature of risks and, therefore, best able to take actions to manage and mitigate those risks. Interest rate risk associated with our business activities is generally managed centrally in the Corporate Treasury function.
The Risk Management Department translates business plans into approved limits, approves requests for changes to those limits, approves transactions as appropriate and works closely with business divisions to establish and monitor risk parameters.
The Internal Audit Department provides an independent assessment of the Company’s management systems and internal control systems. Internal Audit Department activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is complete and accurate; and employees’ actions are in compliance with corporate policies, standards, procedures, and applicable laws and regulations. In 2005 and 2004, the Internal Audit Department also assisted in the management testing phase of the Sarbanes-Oxley Section 404 project.
The Independent Asset Review Department provides oversight and an independent assessment of the Bank’s loan portfolio through regular scheduled reviews, post approval reviews and targeted reviews. The Independent Asset Review Department reports to the Audit Committee of the Board of Directors.
Liquidity Risk Management
As a financial institution, the Bank must maintain sufficient levels of liquid assets at all times to meet its cash flow needs. These liquid assets ensure that the Bank has the cash available to pay out deposit withdrawals, meet the credit needs of its customers and be able to take advantage of investment opportunities as they arise. In addition to liquid assets, certain liabilities can provide liquidity as well. Liquid assets can include cash and deposits that the Bank has with other banks, federal funds sold and other short-term investments, maturing loans and investments, payments by borrowers of principal and interest on loans, payments of principal and interest on investments and loans sales. Additional sources of liquidity can include increased deposits, lines of credit and other borrowings.
At September 30, 2005, the Bank had $3.31 billion of certificates of deposit scheduled to mature within one year. The Company believes that its liquidity resources will provide it with sufficient amounts of cash necessary to meet these commitments.
The Bank’s liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by competitors and other factors. The Bank reviews its liquidity position regularly in light of our expected growth in loans and deposits. The Bank believes that it maintains adequate sources of liquidity to meet its needs.
At September 30, 2005, both the Company and the Bank met all of their regulatory capital requirements with risk-based capital ratios of 12.04% and 11.04%, respectively.
Credit Risk Management
The Bank’s credit risk management is an integrated process that stresses consistency with credit policies, line of business, accountability, oversight by the Chief Credit Officer and comprehensive risk measurement and diligent monitoring. Credit risk is also reviewed regularly by the Bank’s regulatory examiners, Independent Asset Review Department and Internal Audit Department, and is subject to examination by the regulators.
Credit risk (including counterparty risk) is managed within the framework and guidance of comprehensive policies. Actual credit performance and exceptions are measured and managed through detailed tracking and analysis, and credit policies are routinely reviewed and/or modified as appropriate.
All portfolios of credit risk are subject to periodic reviews, to ensure that the risk identification processes are functioning properly and that credit standards are followed. Such reviews are conducted by the business divisions themselves and by the office of the Chief Credit Officer. Credit risk is also reviewed regularly by the Bank’s loan examiners and Internal Audit Department, and is subject to examination by the regulators.
Market Risk Management
Market Risk and Net Portfolio Value. Market risk is the risk of loss of income from adverse changes in prices and rates that are set by the market. The Bank is at risk due to changes in interest rates that may affect the income the Bank receives on lending and investment activities, as well as the costs associated with its deposits and borrowings. A sudden and substantial change in interest rates could affect our earnings, if the rates of interest the Bank earns on its loans and investments do not change at the same speed, to the same extent or on the same basis as the interest rates the Bank pays on its deposits and borrowings. The Bank makes it a high priority to actively monitor and manage its exposure to interest rate risk.
The Bank accomplishes this by first evaluating the interest rate risk that is inherent in the makeup of its assets and liabilities. Then the Bank considers its business strategy, current operating environment, capital and liquidity requirements, as well as its current performance objectives to determine an appropriate level of risk.
The Bank’s Board of Directors reviews its interest rate risk exposure quarterly. The Bank’s Board of Directors has appointed a Market Risk Management Committee, which includes certain senior management, that is responsible for working with the Bank’s Board of Directors to establish strategies to manage interest rate risk and to evaluate the effectiveness of these strategies. The Market Risk Management Committee also estimates the effect of changes in interest rate on the Bank’s net portfolio value (“NPV”) and whether such effects are within the limits set by the Bank’s Board of Directors.
The Bank also monitors our interest rate sensitivity through the use of a model, which estimates the change in its NPV in the event of a range of assumed changes in market interest rates. NPV is defined as the current market value of the Bank’s assets, less the current market value of its liabilities, plus or minus the current value of off-balance-sheet items. The Bank estimates current market values through analysis of cash flows.
As market interest rates decrease, the average expected life of the Bank’s fixed-rate loans and investment securities shortens due to quicker prepayments, causing a relatively moderate increase in their value. The value of the Bank’s deposit portfolio exhibits only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature, resulting in the value of deposits decreasing more quickly than the value of assets increasing.
As market interest rates rise, the average expected life of our fixed-rate loans and securities lengthens as prepayments decrease, causing a decline in value. The value of the Bank’s deposits increases slowly in a rising rate environment, due to the concentration of time deposits in its deposit base, which have terms of one year or less.
The Bank may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps, and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on the Bank’s balance sheet. See note 15 to the Consolidated Financial Statements for additional information.

The following lists the percentage change in the Bank’s net portfolio value, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, from the level at September 30, 2005, and December 31, 2004, and sustained through the projected forward rates (dollars in thousands):

Change in Interest Rates in Basis Points:	Amount	$ Change	% Change
September 30, 2005:
200	$599,847	$(210,966)	(26.02)%
100	711,390	(99,423)	(12.26)
0	810,813	—	—
(100)	869,531	58,717	7.24
(200)	878,381	67,568	8.33

December 31, 2004:
200	$662,958	$(97,361)	(12.81)%
100	716,363	(43,956)	(5.78)
0	760,319	—	—
(100)	783,618	23,298	3.06
(200)	744,158	(16,162)	(2.13)
Like all models that are dependent upon future interest rate movements and other variables, the NPV model that the Company uses has some shortcomings. The Company has to make certain assumptions, including estimated prepayments, which may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the NPV model assumes that the makeup of the Company’s interest rate-sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of the Bank’s exposure to interest rate risk, the Company cannot precisely forecast the effects of a change in market interest rates, and the results indicated by the model are likely to differ from actual results.
Operational Risk Management
Operational risk is the potential for loss resulting from events involving people, processes, technology, legal/regulatory issues, external events, execution and reputation. Successful operational risk management is particularly important to a diversified financial services company like the Company’s because of the nature, volume and complexity of its various businesses.
The Enterprise Risk Management Committee provides oversight to accelerate and facilitate consistency of effective policies, best practices, controls and monitoring tools for managing and assessing all types of operational risks across the Company. Such risks are managed through corporate-wide or business division specific policies and procedures, controls and monitoring tools. Examples of these include personnel management practices, data reconciliation processes, transaction processing monitoring and analysis, systems interruptions and new product introduction processes.
Operational risks fall into two major categories: business specific and corporate-wide affecting all business lines. The Enterprise Risk Management Committee plays a different role in each category. For business specific risks, the Enterprise Risk Management Committee works with the divisions to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Enterprise Risk Management Committee assesses the risks, develops a consolidated corporate view and communicates that view to the business level.
To manage company-wide risks, the Company maintains specialized support groups, such as Legal, Information Security, Business Recovery, Finance, Compliance, and Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses. An example of such an effort is the company-wide implementation of the anti-money laundering aspects of the USA PATRIOT Act of 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Management in this Form 10-Q for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
At the end of the period covered by this report, UCBH Holdings, Inc. and subsidiaries (the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. In making this conclusion, the Company has considered, among other factors, the remediation of the previously identified material weakness discussed below.
(b) Remediation of Material Weakness
The Company had previously concluded that a material weakness in the Company’s internal control over financial reporting existed as of December 31, 2004, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. This material weakness related to a shortage of qualified financial reporting personnel with sufficient depth, skills, and experience to apply accounting principles generally accepted in the United States of America (“GAAP”) to the Company’s transactions and to prepare financial statements that comply with GAAP.
Throughout the nine months ended September 30, 2005, the Company increased the number of financial reporting staff within the finance department, to ensure that it has sufficient depth, skills, and experience within the department to prepare its financial statements and disclosures in accordance with GAAP. Specifically, the Company appointed a new Chief Financial Officer, hired a Corporate Controller and three additional senior finance executives, including a Deputy Controller/Director of Accounting Policy and Reporting and two Assistant Controllers, responsible for further strengthening the finance department’s resources, and ensuring that the Company’s finance department has the requisite depth, skills and technical expertise to prepare its financial statements and disclosures in accordance with GAAP.
In conjunction with hiring of additional financial reporting resources, the Company’s management enhanced and strengthened its written accounting and reporting policies and trained employees with respect to the new policies.
As a result of the strengthening of the finance department’s depth, skills and experience, the Chief Executive Officer and Chief Financial Officer have concluded that the material weakness described above no longer exists as of September 30, 2005.
(c) Changes in Internal Control over Financial Reporting
Other than as described above, there have been no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting for the period covered by this report.

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
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc., dated May 23, 2005	10-Q	000-24947	2.1	August 9,2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company, dated August 2, 2005					✓

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	8-K	000-24947	4.1	May 27,2005

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee					✓

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	8-K	000-24947	10.1	May 25, 2005

10.8	Executive Deferred Compensation Plan	10-K	000-24947	10.6	March 17, 2005

10.9	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.3	June 13, 2005

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.4	June 13, 2005

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 17, 2005

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					✓

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 9, 2005	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2005	/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)