Form 10-K
period 2005-12-31
UCBH HOLDINGS INC
filed 2006-03-16
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission File Number: 000-24947

UCBH Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)
Registrant’s telephone number, including area code:
(415) 315-2800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
Preferred Stock Purchase Rights

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

      The aggregate market value of the common stock held by non-affiliates of the registrant is $1,280,144,325 and is based upon the last sales price as quoted on The NASDAQ Stock Market as of June 30, 2005.

      As of January 31, 2006, the Registrant had 94,045,813 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders is incorporated by reference into Part III.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I

Forward Looking Statements

      This document, including information included or incorporated by reference in this document, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:

•	statements with respect to UCBH Holdings, Inc. and its Subsidiaries’ (collectively, the “Company”) beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance;

•	statements preceded or identified by words, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” “projects,” “may,” or words of similar import.

      These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally or locally in areas in which the Company conducts its operations;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	acquisitions and integration of acquired businesses;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	changes in fiscal, monetary, regulatory, trade and tax policies and laws;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;

•	technological changes;

•	demographic changes;

•	legislation or regulatory changes which adversely affect the Company’s operations and businesses;

•	the Company’s ability to comply with applicable laws and regulations; and

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies.

      You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or the date of any document incorporated by reference in this document. All subsequent written and oral forward-looking statements concerning matters addressed in this document and attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events, developments or circumstances after the date of this document or to reflect the occurrence of future events

Item 1.     Business

Company Background

      UCBH Holdings, Inc. (“UCBH”) is a Delaware corporation incorporated in 1998, which is registered with the Board of Governors of the Federal Reserve System as a bank holding company. UCBH conducts its principal business through its wholly owned banking subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” or “our”), which makes up substantially all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

      UCB was founded as United Federal Savings and Loan Association in 1974 to serve the financial needs of the San Francisco Chinese community. As the Chinese population grew significantly and expanded into new communities throughout California, we became United Savings Bank, F.S.B. to provide statewide banking services. In 1998, reflecting a rapidly growing focus on our commercial banking capabilities, we converted our charter to become United Commercial Bank. On November 5, 1998, the Company went public and started trading on The NASDAQ Stock Market (“NASDAQ”) under the symbol “UCBH”.

      On October 28, 2002, we acquired all of the outstanding shares of Bank of Canton of California (“BCC”), a $1.45 billion Chinese-focused California banking corporation. The Company issued approximately 2.7 million shares of UCBH’s common stock and paid $168.8 million in cash, for a total purchase price of $220.0 million. BCC was immediately merged into UCB. On December 16, 2002, UCB also purchased selected assets and assumed selected liabilities of a branch of Broadway National Bank (“BNB”), a national banking association located in Brooklyn, New York.

      On July 11, 2003, the Company completed its acquisition of privately held First Continental Bank (“FCB”), a $356.7 million full-service commercial bank focused on serving the ethnic Chinese market, headquartered in Rosemead, California. The Company issued approximately 2.3 million shares of UCBH’s common stock in exchange for all of the outstanding shares of common stock of FCB. Also during 2003, the Company was granted a full banking license by the Hong Kong Monetary Authority, enabling the Company to open a full-service branch in Hong Kong. This license has allowed us to engage in a wide range of banking activities in Hong Kong, including deposit generation and international trade finance lending activities. The Hong Kong branch has enhanced our capability to expand our international banking business across the Pacific Rim, which we expect will continue in the future.

      During 2004, UCB established UCB Investment Services, Inc. (“UCBIS”), a wholly owned subsidiary. UCBIS is a registered broker-dealer with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers (the “NASD”) and the Securities Investor Protection Corporation (the “SIPC”). UCBIS acts as an introducing broker in sales of shares of mutual funds, listed and over-the-counter equities, and corporate, municipal, and United States government debt. In addition, UCBIS sells fixed and variable annuities and covered options and is registered with the Municipal Securities Rulemaking Board (the “MSRB”). UCBIS does not have custody or possession of customer funds or securities. Instead, customer accounts are carried on a fully disclosed basis at National Financial Services, LLC, which is UCBIS’ clearing firm.

      During 2005, the Company completed two acquisitions; Pacifica Bancorp, Inc. (“Pacifica”) headquartered in Seattle, Washington and Asian American Bank & Trust Company (“AABT”) headquartered in Boston, Massachusetts. The purchase price for Pacifica was $41.6 million. As of the acquisition date, Pacifica’s total assets were $178.8 million and total deposits were $148.8 million. Two branches in the Seattle area were included in the acquisition. The purchase price for AABT was $34.6 million. As of the acquisition date, AABT’s total assets were $133.0 million and total deposits were $112.1 million. The acquisition included three branches in the Boston area.

      We intend to continue to expand within our existing markets and move into new markets by developing new product offerings, opening new branches and/or acquiring financial institutions in existing markets, and entering into and/or acquiring financial institutions in other niche markets in keeping with our capital requirements and management abilities.

Market Area

      We have been expanding to develop both a nationwide presence to provide services to companies doing business in China and our local presence in areas with high concentration of ethnic Chinese. These areas include the San Francisco Bay Area and the Sacramento/ Stockton, the Los Angeles, the Seattle, the Boston and the New York metropolitan areas. We currently have 46 branches/offices in the State of California, four branches in the New York metropolitan area, two branches in the Seattle metropolitan area, three branches in the Boston metropolitan area and a branch in Hong Kong, China. We also have representative offices in Shenzhen, China and Taipei, Taiwan. Our Northern and Southern California locations encompass 27 and 19 branches/offices, respectively.

      We have tailored our products and services to meet the financial needs of the growing Asian and ethnic Chinese communities in our market areas. We believe that this approach, together with the relationships of our management and Board of Directors with the Asian and ethnic Chinese communities, provides us with an advantage in competing for customers in these areas.

Current Banking Services

      Through our branch network, we provide a wide range of personal and commercial banking services to small-and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

      We offer the following deposit products:

•	Business and personal checking, savings and money market accounts

•	Time deposits (certificates of deposit)

•	Individual Retirement Accounts (IRAs)

      We offer a full complement of loan products, including the following types of loans:

•	Commercial real estate loans (residential and nonresidential)

•	Construction loans, primarily to small- and medium-sized developers for construction of single-family homes, multifamily and commercial properties

•	Commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million

•	Short-term trade finance facilities for terms of less than one year to United States importers, exporters and manufacturers

•	Loans guaranteed by the United States Small Business Administration (“SBA”)

•	Residential mortgage loans

•	Home equity lines of credit

      We also provide a wide range of specialized services, including international trade finance services for business clients, merchant bankcard services, cash management services, private client services, brokerage investment products and services, and online banking services. In addition, we provide trade finance facilities for customers involved in the import and/or export of goods principally between Asia and the United States.

      UCB maintains an Internet banking web site at www.ibankUNITED.com. This web site, which is available in both English and Chinese character versions, provides information about UCB as well as easy access to business and personal online banking services, a web-based trade finance management system and an online information services for home loans. We believe our web site serves as a strong platform to promote UCB, to cross-sell the products and services that UCB offers and to deliver advanced online banking services.

Subsidiaries of the Company and UCB

      UCBH has eight wholly owned subsidiaries, including UCB. Other than UCB, the subsidiaries are special purpose trusts formed by UCBH for the purpose of issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures.

      UCB has nine wholly owned subsidiaries. Two of the nine subsidiaries, United Commercial Bank Building Corporation and California Canton International Bank (Cayman) Ltd., were acquired in the BCC transaction and another two subsidiaries, Asian American Security Corporation and Asian American Security Corporation II, were acquired in the AABT transaction. United Commercial Bank Building Corporation owns the Company’s principal offices at 555 Montgomery Street in San Francisco, California. California Canton International Bank (Cayman) Ltd. provides banking services and has deposits of $130.0 million as of December 31, 2005, and assets consisting of cash investments and securities. A fifth subsidiary is UCBIS, a registered broker-dealer, which commenced business in early 2004. Of the remaining four subsidiaries of UCB, two are inactive, one acts as a trustee under deeds of trust securing promissory notes held by UCB and one provides investment management services.

Segment Disclosures

      The disclosure regarding the Company’s segments are included in Note 26 to the Consolidated Financial Statement as set forth herein under Item 15.

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

      Many of our competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and may offer a broader array of financial services. To compete with these financial service providers, we rely on local promotional activities, personal relationships established by our officers, bilingual employees to effectively interact with customers, and specialized services tailored to meet our customers’ needs.

      We have several major competitors targeting the ethnic Chinese markets in California. These competitors have branch locations in many of the same neighborhoods, provide similar services and market their services in similar Asian publications and media in California. Additionally, we compete with numerous financial institutions that do not target the ethnic Chinese markets in California.

Supervision and Regulation

     Introduction

      Both the Company and UCB are extensively regulated under both federal and state laws. The following is a summary of selected laws and regulations that govern the activities of the Company and UCB. These laws and regulations are intended to protect depositors, the Federal Deposit Insurance Corporation (the “FDIC”) Bank Insurance Fund and the banking system as a whole, and are not intended to protect security holders.

     Regulation of the Company

      UCBH is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. UCBH files quarterly and annual reports with the Federal Reserve, as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines UCBH and its non-bank subsidiaries. UCBH is also a bank holding company under Delaware law and, together with UCB, is subject to examination by the California Department of Financial Institutions (the “DFI”).

      The Federal Reserve has the authority to require that UCBH stop an activity, whether conducted directly or through a subsidiary or affiliate, if the Federal Reserve believes that the activity poses a significant risk to the financial safety, soundness or stability of UCB. The Federal Reserve can also regulate provisions of certain debt instruments issued by bank holding companies, including imposing ceilings on interest rates and requiring reserves on such debt. In certain cases, UCBH will be required to file written notice and obtain approval from the Federal Reserve before repurchasing or redeeming its equity securities. Additionally, the Federal Reserve imposes capital requirements on UCBH as a bank holding company.

      As a registered bank holding company, UCBH is required to obtain the approval of the Federal Reserve before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, UCBH would own or control more than 5% of the voting shares of such bank. The Bank Holding Company Act allows UCBH to acquire voting shares of, or interest in, all or substantially all of the assets of a bank located outside the State of California, subject to the provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.

      UCBH and any subsidiaries, which it may acquire or organize, are deemed “affiliates” of UCB within the meaning of that term as defined in the Federal Reserve Act and Federal Reserve Regulation W. This means, for example, that there are limitations on loans by UCB to affiliates and on investments by UCB in affiliates’ stock.

      UCBH and any subsidiaries are also subject to certain restrictions with respect to engaging in non-banking activities, including the underwriting, public sale and distribution of securities and many insurance activities. Under the 1999 Gramm-Leach-Bliley Financial Modernization Act, qualifying bank holding companies may make an appropriate election to the Federal Reserve to become a “financial holding company” and may then engage in a full range of financial activities, including insurance, securities and merchant banking. See “Gramm-Leach-Bliley Financial Modernization Act” following this discussion. Although the Company currently qualifies to make the election, UCBH has not elected to become a financial holding company. UCBH continues to review its business plan to determine whether it would benefit from the expanded powers of a financial holding company status.

      As a company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on NASDAQ, UCBH is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the Securities and Exchange Commission (the “SEC”) and NASDAQ. See the “Sarbanes-Oxley Act of 2002” section, which follows this discussion.

     Regulation of UCB

      Bank Regulators. UCB is a California state-chartered commercial bank and its deposits are insured by the FDIC up to the applicable legal limits. UCB is supervised, examined and regulated by the Commissioner of the DFI, as well as by the FDIC. Either of these regulators may take formal enforcement action if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, or liquidity aspects of UCB’s operations are unsatisfactory. These agencies may also take action if UCB or its management is violating or has violated any law or regulation. No regulator has ever taken any such action against UCB in the past.

      Safety and Soundness Standards. The FDIC has adopted guidelines that establish standards for safety and soundness of banks and bank holding companies. The guidelines are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or is not implemented, the agency must, by order, require the institution to correct the deficiency.

      The FDIC also has safety and soundness regulations and accompanying guidelines on asset quality and earnings standards. The guidelines provide standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The guidelines also provide standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient to maintain adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the agency may require the institution to submit and implement an acceptable compliance plan or face enforcement action.

      Other Regulations. The activities of UCB as a consumer lender are also subject to regulations under various federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act as well as the Electronic Fund Transfer Act, the Fair Debt Collection Practices Act, the Community Reinvestment Act, etc., in addition to various state laws. These statutes impose requirements primarily on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     Deposit Insurance Assessments

      The FDIC charges an annual assessment ranging from zero to $0.27 per $100 of domestic deposits, depending on the risk that a particular institution poses to its deposit insurance fund, to insure deposits. An institution’s premium assessment is based on the FDIC’s assessment of the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. The FDIC sets semi-annual assessments in an amount necessary to maintain or increase the reserve ratio of the insurance fund to at least 1.25% of insured deposits or a higher percentage as determined to be justified by the FDIC. On February 8, 2006, President Bush signed into law provisions that reform the deposit insurance system. The new law gives the FDIC broad authority to, among other things, require that all depository institutions pay some deposit insurance premiums.

      The Deposit Insurance Fund Act of 1996 includes provisions to strengthen the Savings Association Insurance Fund (the “SAIF”) and to repay outstanding bonds that were issued to recapitalize the SAIF’s predecessor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions. After January 1, 2001, banks must contribute towards paying off the financing bonds, including interest. In 2005, the cost to UCB was $0.02 per $100 of deposits for a total of $742,000.

     Capital Requirements

      UCB (on a consolidated basis) is subject to the risk-based capital guidelines of the FDIC. These guidelines provide a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that UCB is required to have is dependent on the risk-weighting of its assets. The ratio of its regulatory capital to its risk-weighted assets is called the “risk-based capital ratio”. Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent in the asset, and are weighted from 0% to 100%. The higher the category, the more risk UCB is subject to and thus more capital that is required. As of December 31, 2005, UCB’s total risk-based capital ratio was 10.98%.

      The guidelines divide a bank’s capital into two tiers. Tier 1 capital includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier 1 capital.

      Tier 2 capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). In addition, certain items are required to be deducted from Tier 2 capital. Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital, in order to maintain a status as “Adequately capitalized” as set forth by the prompt corrective action rules adopted by the FDIC. The “Well capitalized” levels by prompt corrective action established by the FDIC are 10%, 6%, and 5% for total risk-based capital ratio, Tier 1 risk-based capital ratio, and Tier 1 leverage ratio, respectively.

      In addition, the FDIC has regulations prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to total adjusted assets, as specified in the regulations). Although the minimum leverage ratio of Tier 1 capital to total assets is 3%, to maintain a high regulatory rating banks must have a minimum Tier 1 leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist. If a bank is experiencing or anticipating significant growth, the FDIC may expect it to have capital ratios well above the minimum. At December 31, 2005, UCB’s Tier 1 leverage ratio was 8.26%.

      UCB was in compliance with the risk-based capital and leverage ratios at both December 31, 2005 and 2004. For further discussion of UCB’s capital, refer to the Capital Management section under “Management’s Discussion and Analysis” incorporated in Part II Item 7 in this annual report on Form 10-K.

     Prompt Corrective Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take “prompt corrective action” against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established the following capital categories to implement these provisions:

•	Well capitalized has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

•	Adequately capitalized has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the “CAMELS” rating system).

•	Undercapitalized has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (3% if rated Composite 1 under the “CAMELS” rating system).

•	Significantly undercapitalized has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

•	Critically undercapitalized has a ratio of tangible equity to total assets that is equal to less than 2%.

      Federal regulators are required to take prompt corrective action to solve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution’s capital level falls, the level of restrictions becomes increasingly severe and the institution is allowed less flexibility in its activities.

      As of December 31, 2005 and 2004, UCB was classified as a “Well capitalized” institution under these definitions.

     Community Reinvestment Act

      Under the Community Reinvestment Act (the “CRA”), as implemented by FDIC regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered non-member bank, UCB is subject to the fair lending requirements and reporting obligations involving home mortgage and small business lending operations of the CRA. Federal regulators are required to provide a written examination report of an institution’s CRA performance using a four-tiered descriptive rating system. These ratings are available to the public. UCB has received an “Outstanding” rating for the past four CRA examinations.

      In March 2006, the FDIC and other federal bank regulatory agencies announced final guidance to their CRA regulations. The guidance clarifies, among other things, the availability of CRA consideration for bank activities that revitalize or stabilize designated disaster areas. The guidance implements changes to the agencies’ CRA regulations that took effect on September 1, 2005.

Gramm-Leach-Bliley Financial Modernization Act of 1999

      Effective March 11, 2000, the Gramm-Leach-Bliley Financial Modernization Act (the “Act”) eliminated most of the remaining depression-era “firewalls” between banks, securities firms and insurance companies, which were established by The Banking Act of 1933, also known as the Glass-Steagall Act (“Glass-Steagall”). Glass-Steagall sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

      Bank holding companies, which qualify as “financial holding companies”, can now, among other things, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. This liberalization of United States banking and financial services regulation applies both to domestic and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the Act. As noted earlier, the Company has not elected to become a financial holding company.

      The Act also requires that federal financial institutions and securities regulatory agencies respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations require, in general, that financial institutions:

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

     USA PATRIOT Act of 2001

      Under Title III of the USA PATRIOT Act adopted by the United States Congress on October 26, 2001, to combat terrorism by strengthening the existing anti-money laundering provisions of the Bank Secrecy Act, FDIC insured banks are required to increase their due diligence efforts for correspondent deposit accounts and private banking customers. The USA PATRIOT Act requires banks to engage in additional record keeping and reporting, requiring identification of owners of deposit accounts, or of the customers of foreign banks with correspondent deposit accounts, and restricting or prohibiting certain correspondent deposit accounts. The Federal Crimes Enforcement Network (“FinCEN”), a bureau of the Department of Treasury, has also issued regulations to implement the provisions of the USA PATRIOT Act. UCB’s regulatory compliance in this important area has been found satisfactory.

     Sarbanes-Oxley Act of 2002

      Effective July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under Section 12 of the Securities and Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes:

(i)	requirements for audit committees, including independence, expertise, and responsibilities;

(ii)	additional responsibilities regarding certification of the financial statements by the chief executive officer and chief financial officer of the reporting company;

      (iii)  standards for auditors and regulation of audits;

(iv)	increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and

(v)	increased civil and criminal penalties for violation of the securities laws.

      Although we have incurred substantial accounting and other additional expense in complying with the requirements under the Sarbanes-Oxley Act and the resulting regulations, such compliance has not had a material impact on our results of operations or financial condition.

      The Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exception from such prohibitions for loans by UCB to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. UCB’s authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans UCB may make to affiliates based, in part, on UCB’s capital position and requires certain board approval procedures to be followed. For the years presented, UCB’s policy was to make no loans to the Company’s and its executive officers or directors.

     American Jobs Creation Act of 2004

      The American Jobs Creation Act of 2004 (the “AJCA”), which was signed by the President of the United States of America on October 22, 2004, allows the Company, upon satisfaction of certain conditions, to repatriate permanently reinvested foreign earnings, as defined by new Section 965 of the Internal Revenue Code of 1986, as amended (the “Code”), at an effective tax rate of 5.25%. During the three months ended June 30, 2005, the Company elected to repatriate approximately $26.0 million in previously unremitted foreign earnings. As a result, the Company recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000 for the three months ended June 30, 2005. In addition, the Company has recorded a reduction to deferred tax liabilities of approximately $4.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary. This results in a net tax benefit of approximately $3.9 million.

     Basel Committee on Banking Supervision

      The United States federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to set the supervisory policies they apply. In January 2001, the Basel Committee released a proposal to replace the 1988 Capital Accord with a new capital framework (the “Basel II Framework”) that would set capital requirements for operational risk and would also materially change the existing capital requirements for credit risk and market risk exposures. Operational risk is defined by the proposal to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 accord does not include separate capital requirements for operational risk. The Basel II standard is intended to strengthen the regulation of large, complex banking companies by making their capital requirements more sensitive to changes in risk. The prospects of reductions in risk-based capital requirements under the Basel II Accord has given rise to competitive equity concerns among smaller banks and thrifts.

      On October 6, 2005, the United States banking regulators issued proposed rulemaking regarding the way that the majority of banks and thrifts in the United States calculate their minimum capital requirements. This framework is sometimes referred to as Basel 1-A as it is anticipated to apply to banks that do not adopt the international Basel II Accord. The proposed rule is intended to provide these institutions an opportunity to comment formally about the competitive issues created by the Basel II Accord, and what the federal banking regulators should do about them.

Employees

      At December 31, 2005, we had 1,098 employees. None of the employees are covered by a collective bargaining agreement.

Website Access to Company Reports

      Our corporate Internet address is www.ucbh.com. We make available free of charge through our Internet web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

      The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC web site is www.sec.gov.

Executive Officers of the Registrant

      The following table sets forth the names, ages and positions of the executive officers of UCBH and UCB as of December 31, 2005. There are no family relationships between any director or executive officer and any other director or executive officer of UCBH or UCB.

Name	Age	Position with UCBH and UCB

Thomas S. Wu	47	Chairman, President and Chief Executive Officer
Jonathan H. Downing	54	Executive Vice President and Director of Corporate Development and Investor Relations
Daniel M. Gautsch	58	Executive Vice President and Director of Enterprise Risk Management
Sylvia Loh	50	Executive Vice President and Chief Lending Officer
Ebrahim Shabudin	57	Executive Vice President and Chief Operating Officer
Alan Thian	53	Executive Vice President and Regional Director of Southern California
Ka Wah Tsui	52	Executive Vice President and General Manager, Greater China Region
Dennis Wu	63	Director, Executive Vice President and Chief Financial Officer
John M. Kerr	59	Senior Vice President and Chief Credit Officer
Joseph W. Kwok	63	Senior Vice President and Director of Private Client Services
Dennis A. Lee	63	Senior Vice President, Corporate Counsel and Assistant Corporate Secretary
Gabriel Li	60	Senior Vice President and Director of Operations
Peter Y. Sun	61	Senior Vice President and Regional Director, New York Region
David X. Wang	45	Senior Vice President and Director of Retail Banking
Roy Bradford Zirkle	55	Senior Vice President and Chief Information Officer
Carol F. Zoner	47	Senior Vice President and Director of Human Resources

      The Chief Executive Officer updates UCBH’s and UCB’s Management Succession Plan on an annual basis for review by the Compensation Committee and the Board of Directors.

      Mr. Thomas S. Wu has been Chairman, President, and Chief Executive Officer of UCBH and UCB since October 10, 2001. Prior to this appointment, Mr. Wu served as President and Chief Executive Officer of UCB effective January 1, 1998. Prior to that appointment, Mr. Wu was an Executive Vice President and Director of UCB as of September 25, 1997. Mr. Wu was elected President and Chief Executive Officer of UCBH effective March 26, 1998, and as a director of UCBH on April 17, 1998. Previously, Mr. Wu was the Director of Customer Care for Pacific Link Communications Limited in Hong Kong where he was responsible for formulating and implementing customer care, customer retention, and customer communications strategies. Mr. Wu served as a director of UCB from 1995 to 1996 and was a Senior Vice President, Head of Retail Banking of UCB from 1992 to 1996, when in addition to heading up the retail banking division, he directed marketing, public relations, loan originations, branch administration and operations control functions. Mr. Wu also served as Vice President and Regional Manager of UCB’s Southern California Retail Banking Division from 1991 to 1992. Prior to joining UCBH, Mr. Wu held various banking positions with First Pacific Bank in Hong Kong, Chase Manhattan Bank, Banque Nationale De Paris and Standard Chartered Bank.

      Mr. Jonathan H. Downing was appointed Executive Vice President and Director of Corporate Development and Investor Relations of UCBH and UCB effective June 9, 2005. Prior to this appointment, Mr. Downing was Executive Vice President and Chief Financial Officer of UCBH and UCB since January 9, 2003. Prior to that appointment, he served as Executive Vice President, Chief Financial Officer and Treasurer of UCBH and UCB effective January 1, 2002. Prior to that appointment, he served as Senior Vice President and Chief Financial Officer of UCBH and UCB since 1989. Mr. Downing served as director of UCB from January 1991 to June 2005, and as director of UCBH from November 1993 to June 2005. Mr. Downing joined UCB in 1986 in conjunction with the acquisition of FPM Mortgage, of which Mr. Downing was a co-founder.

      Mr. Daniel M. Gautsch was appointed Executive Vice President and Director of Enterprise Risk Management of UCBH and UCB effective February 7, 2005. Prior to joining UCB, Mr. Gautsch was the Assistant Regional Director, San Francisco Region of the FDIC responsible for overseeing over 270 insured institutions in Alaska, Hawaii, Northern California, Oregon, Washington and the Pacific Rim. His career at the FDIC spanned more than 30 years during which he served in various management and other positions.

      Ms. Sylvia Loh was appointed Executive Vice President and Chief Lending Officer of UCBH and UCB effective August 1, 2005. Prior to this appointment, Ms. Loh was Executive Vice President and Director of Commercial Banking of UCBH and UCB since July 1, 2002, and joined UCB as Vice President and Head of Commercial Banking in January 1996. From 1992 to 1996, Ms. Loh held the position of Vice President, Relationship Manager at Bank of America, International Trade Division.

      Mr. Ebrahim Shabudin was appointed Executive Vice President and Chief Operating Officer of UCBH and UCB effective August 1, 2005. Prior to this appointment, he served as Executive Vice President and Chief Credit Officer of UCBH and UCB since January 1, 2004. Prior to joining UCBH, Mr. Shabudin was the Managing Director of Credit Risk Management with Deloitte & Touche LLP. Prior to that, Mr. Shabudin worked for Bank of America in various management positions for over 25 years with the most recent experience as a Senior Vice President and Credit Policy Executive.

      Mr. Alan Thian has been Executive Vice President and Regional Director of Southern California of UCBH and UCB since July 11, 2003. Prior to this appointment, Mr. Thian was formerly the Chairman, President and Chief Executive Officer of First Continental Bank (“FCB”) and joined UCB following UCB’s acquisition of FCB on July 11, 2003. Prior to FCB, Mr. Thian served as President and Chief Executive Officer of American International Bank in Los Angeles and was previously a Senior Vice President of General Bank.

      Mr. Ka Wah Tsui was appointed Executive Vice President and General Manager, Greater China Region of UCBH and UCB effective January 1, 2005. Prior to this appointment, he served as Senior Vice President and General Manager of our Hong Kong Branch since September 2003. Previously, Mr. Tsui held various management positions at Citibank, First Pacific Bank and International Bank of Asia in Hong Kong.

      Mr. Dennis Wu was appointed Executive Vice President and Chief Financial Officer of UCBH and UCB effective June 9, 2005. Mr. Wu was elected as a director of UCBH and UCB at the May 19, 2005, Annual Meeting of Stockholders. Mr. Wu joined UCBH after a thirty-seven year career with the public accounting firm of Deloitte & Touche LLP, where he served as National Managing Partner of the firm’s Chinese Services Group since June 2000. Mr. Wu served as a partner at Deloitte & Touche LLP from 1979 to 2004, including the partner-in-charge of the firm’s Enterprise Group of Northern California, which includes its banking, savings and loan, securities brokerage, insurance, real estate, healthcare, and not-for-profit clients.

      Mr. John M. Kerr was appointed Senior Vice President and Chief Credit Officer of UCBH and UCB effective October 13, 2005. Prior to joining UCB, Mr. Kerr served as Senior Portfolio Manager for Primus Financial Products, an AAA-rated credit insurer in New York and a company in which he played a key role in building the business from a start-up in 2002 to its going public in 2004. Prior to that, Mr. Kerr was with Bank of America for 18 years, where he held senior positions in credit approval, corporate and commercial banking, private banking, and international banking. He also spent 11 years with Royal Bank of Canada in business development and credit in corporate and commercial banking, in strategic planning, and in international banking.

      Mr. Joseph W. Kwok has been the Senior Vice President and Director of Private Client Services (formerly Asia Banking) of UCBH and of UCB since June 30, 2000. Prior to his appointment, he served as the Vice President of the Asia Banking Center of Bank of America, San Francisco, since July 1, 1998. Prior to that, he served as Senior Vice President and Managing Director of the Asia Banking Division at the Bank of San Francisco since July 1, 1996.

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

      Mr. David X. Wang has been Senior Vice President and Director of Retail Banking for UCBH and UCB since October 16, 2004. Prior to this appointment, Mr. Wang was the First Vice President and Head of Business Banking Group of UCB since January 1998. Previously, Mr. Wang was the Senior Vice President and Regional Manager in charge of Small Business Lending with East West Bank from 1994 to 1998. Prior to that, Mr. Wang was a Vice President with General Bank and was responsible for assisting in the establishment of the SBA Division as well as loan production and administration from 1990 to 1994.

      Mr. Roy Bradford Zirkle has been Senior Vice President and Chief Information Officer of UCBH and UCB since August 1, 2003. Previously, Mr. Zirkle served as First Vice President and Manager of Information Services of UCB since 1993. Prior to that appointment, he served as Vice President and Manager of Central Operations of UCB since 1991.

      Ms. Carol F. Zoner has been Senior Vice President and Director of Human Resources of UCBH and UCB since October 1, 2004. Previously, Ms. Zoner served as Director of Human Resources with Heller Ehrman White & McAuliffe LLP. Prior to that, Ms. Zoner was the Senior Vice President of Human Resources for Bayview Capital Corporation from 1998 to 2003. She has more than 20 years of experience in Human Resources management, the majority of which is in the financial services industry.

Item 1A.	Risk Factors

      The following describes some of the risk factors associated with the Company:

Our business strategy includes the execution of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

      We expect to experience growth in both loans and deposits as well as in our level of operations. Achieving our growth targets will require us to attract customers that currently do business at other financial institutions in our existing and future markets. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced management staff, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our markets and our ability to effectively manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance that we will be able to achieve our growth goals.

Changing interest rates may reduce net interest income.

      Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits, and the yield on earning assets, primarily loans and investments. This relationship, known as the interest rate margin, is subject to fluctuation and is affected by economic and competitive factors, which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Fluctuations in interest rates will also affect the customer’s demand for the products and services that we offer.

      The Company operations are subject to fluctuations in interest rates, to the degree that its interest-bearing liabilities may reprice or mature more slowly or more rapidly or on a different basis than their interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s net interest margin would be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. As a result, significant fluctuations in interest rates may have an adverse effect on the Company’s consolidated results of operations.

Our business is subject to the success of the local economies in which we operate.

      Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the state of California, our success depends on the strength of the California economy. In addition, as we expand into other areas in the United States and into China, we will become increasingly dependent on the local economies in those markets, as well. Adverse economic conditions in these markets could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions, such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control, may adversely affect our profitability. In addition, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our markets could adversely affect the value of our assets, revenues, results of operations and financial condition.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

      We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We believe that our capital resources will satisfy these capital requirements for the foreseeable future. However, we may at some point need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot be assured of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits at maturity and support our future growth.

      We must maintain sufficient funds to respond to the needs of our depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, brokered certificates of deposit and a line of credit from another financial institution. Our financial flexibility could be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Intense competition exists for loans and deposits.

      The banking and financial services business is highly competitive. Competitive pressure is increasing as a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company must compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. There can be no assurance that the Company will be able to compete effectively in its markets and the Company’s consolidated results of operations could be adversely affected if circumstances affecting the nature or level of competition change.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

      Like all financial institutions, we maintain an allowance for loan losses to provide for loans in our portfolio that may not be repaid in their entirety. We believe that our allowance for loan losses is maintained at a level that is adequate to absorb probable losses inherent in our loan portfolio as of the respective balance sheet date.

However, our allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially adversely affect our operating results.

If the value of real estate in our primary market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

      With most of our loans currently concentrated in the state of California, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our future profits. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The loan portfolio may not perform as expected.

      The Company’s performance and prospects will depend to a significant extent on the performance of its loan portfolio. There are a number of factors that could negatively impact the performance of the loan portfolio including, among others, the general political and economic conditions in the Company’s markets, significant changes in the interest rate environment, pressures from products and services from competitors and on any negative changes in the financial condition of the individual borrowers. In addition, to the extent that the Company does not retain the customers that it acquires in its acquisitions or incurs additional expenses in retaining them, there could be adverse effects on the Company’s future consolidated results of operations.

Changes in government regulation and monetary policy may have an unfavorable impact on the Company.

      The banking industry is subject to extensive federal and state supervision and regulation. Such regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing. These regulations have been designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit holders of the Company’s common stock. Financial institution regulation has also been the subject of considerable legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within our control. New legislation or changes in, or repeal of, existing laws may cause the Company’s consolidated results to differ materially from its historical performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for financial institutions, primarily through open market operations in United States government securities, the discount rate for bank borrowings, and bank reserve requirements. Any material change in these conditions would likely have a material impact on the Company’s consolidated results of operations.

We may be unable to successfully integrate the operations of future acquisitions.

      We have announced that our future growth strategy could include acquiring other financial service companies. While we have just successfully completed the integration of two acquisitions, we could encounter unplanned difficulties associated with integrating the operations of any new acquisitions. These difficulties could include retaining customers, successful conversion of systems and processes, combining different corporate cultures, and retaining key employees. Any problems with integration would negatively impact the Company’s day-to-day operations and increase the costs associated with the acquisition, which, in turn, could negatively affect the Company’s results of operations.

Unanticipated costs relating to the Company’s recent acquisitions could reduce its future earnings per share.

      We believe that we have reasonably estimated the likely costs of integrating the operations of our recent acquisitions into the Company’s operations and the incremental operating costs that will impact its operations subsequent to the acquisitions. However, it is possible that unexpected transition costs or future operating expenses, as well as other types of unanticipated developments, could have a material adverse effect on the Company’s future results of operations and financial condition. If costs and expenses of this type are incurred, the Company’s earnings per share could be reduced as a result.

The Company may engage in further expansion through new branch openings or acquisitions, which could adversely affect net income.

      The Company has disclosed its intention to take advantage of future expansion opportunities. There are risks associated with such expansion and, in particular, expansion through acquisitions. These risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular acquisition, encountering greater than anticipated costs of opening new branches or integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired through expansion or in acquisitions. Additional country- and region-specific risks are associated with any expansion and acquisitions that take place outside the United States, including in China. To the extent UCBH issues capital stock in connection with additional acquisitions, these acquisitions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

UCBH may issue additional capital stock in the future.

      To fund internal growth and future acquisitions, UCBH may offer shares of its common stock to the public and future acquirees. Any such offerings would have a dilutive effect on earnings per share and share ownership. In addition, there is no assurance that UCBH would be able to effectively utilize any additional capital in the manner that it has done so in the past. UCBH does not currently have any definitive understandings or plans to raise additional capital.

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      UCBH Holdings, Inc.’s (“UCBH”) principal office is located at 555 Montgomery Street in San Francisco, California, which also serves as UCBH’s and United Commercial Bank’s (“UCB”) headquarters. UCB owns this office building through its subsidiary, United Commercial Bank Building Corporation. UCB also owns an office building located at 711 Van Ness Avenue in San Francisco, California. With the purchase of Asian American Bank & Trust Company, UCB acquired two buildings in the Boston, Massachusetts area, which serve as branch and administrative facilities for the Boston banking operations. In addition, UCB owns five branch facilities and leases all of its remaining branch and office facilities under noncancellable operating leases. Some of these branch leases contain renewal options and some included rent escalation clauses.

Item 3.	Legal Proceedings

      United Commercial Bank has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business. Management is not currently aware of any litigation that in management’s opinion is likely to have a material adverse impact on the UCBH Holdings, Inc.’s consolidated financial condition or the results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders or otherwise for the three months ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

      UCBH Holdings, Inc.’s (“UCBH”) common stock is traded on The NASDAQ Stock Market (“NASDAQ”) under the symbol “UCBH”. At December 31, 2005, there were 34,026 stockholders of the UCBH’s common stock. The last reported sale price of the common stock on NASDAQ on January 31, 2006, was $17.35 per share.

      The high and low sales prices of UCBH’s common stock, as quoted on NASDAQ, during the years ended December 31, 2005 and 2004, were as follows:

	2005(1)		2004(1)

	High	Low	High	Low

Three months ended March 31,	$23.03	$19.74	$20.75	$17.92
Three months ended June 30,	20.45	15.07	21.13	16.86
Three months ended September 30,	19.70	16.20	20.64	18.43
Three months ended December 31,	18.80	16.31	23.98	18.92

(1)	Reflects the effects of a two-for-one stock split that was completed on April 12, 2005.

Dividends

      The frequency and amount of dividends paid during the years ended December 31, 2005 and 2004, were as follows:

	Three Months Ended

	March 31	June 30	September 30	December 31

Year ended December 31, 2005(1)	$0.025	$0.025	$0.025	$0.025
Year ended December 31, 2004(1)	0.020	0.020	0.020	0.020

(1)	Reflects the effects of a two-for-one stock split that was completed on April 12, 2005.

     On January 26, 2006, UCBH’s Board of Directors declared a dividend of $0.03 per share payable on April 12, 2006, to the stockholders of record as of March 31, 2006.

Item 6.     Selected Financial Data

      The following selected financial data should be read in conjunction with the UCBH Holdings, Inc. and subsidiaries’ consolidated financial statements and the accompanying notes presented elsewhere in this annual report on Form 10-K (dollars in thousands, except per share amounts):

	December 31,

	2005	2004	2003	2002	2001

Financial Condition and Other Data:
Total assets	$7,961,117	$6,315,681	$5,587,927	$4,853,636	$2,932,043
Loans held in portfolio, net	5,774,118	3,994,269	3,713,255	2,978,945	2,229,753
Securities available for sale	1,117,724	1,169,140	1,221,070	1,469,387	541,921
Securities held to maturity	308,608	325,202	284,712	111,994	51,472
Deposits	6,264,169	5,215,862	4,483,521	4,006,818	2,466,173
Subordinated debentures	146,000	136,000	136,000	136,000	36,000
Short-term borrowings	279,425	72,310	234,134	77,500	5,000
Long-term borrowings	562,033	334,952	271,408	275,874	233,000
Stockholders’ equity (1)	603,514	484,012	414,466	282,367	174,124
Nonperforming assets	19,133	12,574	5,857	4,654	991
Ratio of stockholders’ equity to total assets	7.58%	7.66%	7.42%	5.82%	5.94%
Asset Quality Data:
Loan delinquency ratio	0.48%	0.90%	0.87%	0.88%	0.64%
Nonperforming assets to total assets	0.24	0.20	0.10	0.10	0.03
Nonperforming loans to total loans	0.32	0.29	0.15	0.15	0.04
Allowance for loan losses to total loans held in portfolio	1.11	1.39	1.54	1.61	1.53
Allowance for loan losses to nonperforming loans	337.33	449.12	992.42	1,049.96	3,486.38
Total loan to deposit ratio	95.71	83.91	84.57	75.57	91.82
Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.91%	11.42%	10.92%	10.26%	9.65%
Total risk-based capital	10.98	12.67	12.18	11.52	10.91
Tier 1 leverage	8.26	8.49	7.86	7.57	7.26
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.26	11.98	11.69	9.70	9.99
Total risk-based capital	11.33	13.23	12.94	10.95	11.24
Tier 1 leverage ratio	8.56	8.92	8.42	7.15	7.52

	Year Ended December 31,

	2005	2004	2003	2002	2001

Operating Data:
Interest and dividend income	$402,400	$300,064	$260,262	$205,178	$202,787
Interest expense	(161,910)	(92,583)	(91,714)	(80,232)	(104,330)

Net interest income	240,490	207,481	168,548	124,946	98,457
Provision for loan losses	(6,091)	(4,201)	(9,967)	(9,673)	(5,620)

Net interest income after provision for loan losses	234,399	203,280	158,581	115,273	92,837
Noninterest income	26,684	30,877	23,203	12,145	6,913
Noninterest expense (2)	(116,913)	(99,153)	(80,208)	(64,352)	(49,304)

Income before income tax expense	144,170	135,004	101,576	63,066	50,446
Income tax expense	(46,344)	(49,401)	(36,938)	(24,138)	(19,958)

Net income	$97,826	$85,603	$64,638	$38,928	$30,488

	Year Ended December 31,

	2005	2004	2003	2002	2001

Per Share Data:
Basic earnings per share (1)(3)	$1.06	$0.95	$0.74	$0.49	$0.40
Diluted earnings per share (1)(3)	1.02	0.90	0.71	0.47	0.38
Dividends declared per share (3)	0.10	0.08	0.06	0.05	0.04
Operating Ratios and Other Data:
Return on average assets	1.40%	1.44%	1.26%	1.14%	1.12%
Return on average equity	18.42	18.92	18.84	18.42	19.58
Efficiency ratio (4)	43.76	41.60	41.83	46.94	46.79
Noninterest expense to average assets	1.68	1.67	1.56	1.88	1.82
Average equity to average assets	7.61	7.62	6.66	6.18	5.74
Dividend payout ratio (5)	9.80	8.89	8.51	10.64	10.39
Net charge-offs to average gross loans (6)	0.03	0.11	0.06	0.23	0.00
Interest rate spread (7)	3.25	3.42	3.21	3.46	3.30
Net interest margin (7)	3.58	3.63	3.41	3.73	3.69

(1)	In conjunction with the acquisitions of Asian American Bank & Trust Company on November 28, 2005, Pacifica Bancorp, Inc. on October 31, 2005, First Continental Bank on July 11, 2003, and Bank of Canton of California on October 28, 2002, UCBH issued 878,000, 1.2 million, 2.3 million and 2.7 million shares of common stock, respectively.

(2)	Includes $6.75 million of expense representing litigation settlement in 2002.

(3)	UCBH completed a two-for-one stock split during the years ended December 31, 2005, 2003 and 2001. Accordingly, for the years ended December 31, 2004, 2003, 2002 and 2001, basic earnings per share, diluted earnings per share and dividends per share have been adjusted to reflect the effect of the stock splits.

(4)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(5)	Dividends declared per share as a percentage of diluted earnings per share.

(6)	Average gross loans include loans held for sale.

(7)	Calculated on a nontax equivalent basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

EXECUTIVE SUMMARY

      UCBH Holdings, Inc. (“UCBH”) is a $7.96 billion bank holding company with headquarters in San Francisco, California. Its operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” or “our”). UCB operates through 58 offices in the United States and Asia and is a leader in providing financial services to the ethnic Chinese in the United States. UCB’s ability to generate revenue is affected not only by changes in economic conditions, changes in interest rates and levels of customer confidence, but also by UCB’s competition and the regulatory environment in which UCB operates.

      In providing its services, UCB has two primary goals:

•	To be the best performing commercial bank primarily serving the ethnic Chinese in the United States by continuing to expand our franchise in areas of high growth opportunities.

•	To further differentiate ourselves from our competitors by providing seamless service to customers doing business across the Pacific Rim by establishing offices in strategic locations in Asia.

Services to Ethnic Chinese

      UCB intends to continue establishing branches in areas of high Asian population concentration to attract retail deposits through de novo branch openings as well as through acquisitions. At the beginning of 2005, we had 46 domestic branches and offices; twenty-seven in Northern California, nineteen in Southern California and two in the New York metropolitan area. UCB also has a branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan. During 2005, UCB expanded its franchise by adding two additional branches in the New York metropolitan area, and by completing two acquisitions that added a presence in the Pacific Northwest and the Greater New England area.

      In the Pacific Northwest, we completed the acquisition of Pacifica Bancorp, Inc. (“Pacifica”), a $176.9 million bank holding company with two branches in the Seattle metropolitan area. The addition of Pacifica has expanded UCB’s retail banking operations such that UCB is now located in the three largest centers of ethnic Chinese population on the west coast. UCB is planning on additional expansion in this market in 2006.

      In the Greater New England area, we completed the acquisition of Asian American Bank & Trust Company (“AABT”), a $133.0 million bank with three branch offices in the Boston metropolitan area. For 2006, UCB is planning additional branch openings in both the New York metropolitan and in Boston metropolitan areas.

Asia Locations

      Currently, UCB has a fully operating branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan. As of December 31, 2005, UCB’s Hong Kong branch had total deposits of $555.5 million, a 69.0% increase over year-end 2004. This office has expanded its trade finance services since its opening and the fees associated with those services have also increased over last year. In addition, Pacifica has added a strong trade finance platform to UCB’s domestic operations and we anticipate growth opportunities in the trade finance area.

      UCB intends to establish additional overseas offices and branches to facilitate international trade across the Pacific Rim. In this regard, UCB has focused much of its growth strategies toward the expanding opportunities that have been emerging from China. Trade between China and the United States has increased steadily over the past several years and the trade finance business has followed. We anticipate that the opportunities for growth presented by the expansion of the Chinese economy will continue for some time.

Keys to Success

      Success in attaining our goals will be dependent on our adherence to the fundamentals that we believe are vital to our ongoing successful growth. These fundamentals include:

•	Continued enhancement of UCB’s business development capabilities, in terms of both diversification in the development of products and services and in developing new ways to differentiate UCB in the marketplace.

•	Continued development of a strong trade finance platform, which will enable UCB to take advantage of the opportunities as they continue to develop in the Pacific Rim.

•	Continued maintenance of credit quality at the highest level.

•	Continued focus on maintaining and enhancing our risk and compliance management infrastructures.

•	Continued attention to the design and development of our existing unique delivery networks to ensure that UCB products and services are easily available to its customers.

•	Continued concentration on maintaining a senior management team with the financial services expertise required by our operations and goals.

•	Continued development of UCB’s systems infrastructure to support our planned growth.

      In addition, we believe that we have a unique set of capabilities that provide us with an in-depth understanding of the ethnic Chinese population, our targeted market. These capabilities help to differentiate us and enable us to enhance the service that we provide. These capabilities include:

•	Trilingual branch staff, lending/relationship officers, marketing team and phone banking service.

•	Automated teller machines in both Chinese and English.

•	Product brochures in both Chinese and English.

•	7-day banking in selected locations.

•	E-business services in both Chinese and English.

•	Products other than just loans and deposits, including investment products and services.

MANAGEMENT’S OVERVIEW OF 2005 PERFORMANCE

      We are providing you with an overview of what we believe are the most significant factors and developments that impacted the Company’s results for 2005 and that could impact future results. We encourage you to carefully read this full document for more detailed information with regard to the trends, events and uncertainties that have impacted us.

      The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of ethnic Chinese. We believe that this core banking business performed well in 2005 as the general economic environment both in these markets and generally throughout the United States improved. However, the challenges presented by the general interest rate environment that we must work within did impact the Company’s performance in 2005.

      The Company reported earnings for 2005 of $97.8 million or $1.02 per diluted share. This compares with $85.6 million or $0.90 per diluted share in 2004 and $64.6 million or $0.71 per diluted share in 2003. The per diluted share amounts for both 2004 and 2003 have been adjusted to reflect a two-for-one stock split that took effect in 2005. The 2005 earnings differ from the $1.03 per diluted share that was included in our Earnings Release dated January 26, 2006, as a result of events that came to management’s attention subsequent to the issuance of the Earnings Release. Return on average equity was 18.42% and return on average assets was 1.40% in 2005, compared with 18.92% and 1.44% in 2004 and 18.84% and 1.26% in 2003, respectively.

      When we evaluate the Company’s performance, we focus on five primary areas: (1) loan and deposit growth, (2) credit quality, (3) net interest margin, (4) expense control and (5) capital adequacy.

Loan and Deposit Growth

      Since 2001, UCB has experienced steady and strong growth in loans and deposits. This was accomplished in light of a challenging economic environment that was present during a large portion of this time period. The changes in net loans and total deposits for each of the five years ended December 31, 2005, were as follows (dollars in thousands):

	December 31,

	2005	2004	2003	2002	2001

Loans held in portfolio, net	$5,774,118	$3,994,269	$3,713,255	$2,978,945	$2,229,753
Deposits	6,264,169	5,215,862	4,483,521	4,006,818	2,466,173

      The loan portfolio has increased 159.0% since 2001 and deposits have grown 154.0% during this same period. The growth that was experienced in loans and deposits reflects growth achieved both organically and from acquisitions. Over the past four years, the Company acquired four banking companies, which added an aggregate of $972.4 million in net loans held in portfolio and $1.84 billion in deposits as of the date of acquisition.

      Assuming that the current economic momentum continues, we expect continued growth in loans and deposits, especially in the areas of commercial business and international trade finance loans. In addition, UCB has established an ongoing program for loan sales as part of a balance sheet restructuring plan. We expect selected commercial real estate loan sales in the range of $150 million to $200 million per quarter during 2006.

Credit Quality

      While loan growth has been substantial over the past several years, UCB has maintained strong credit quality levels. We believe that this has been accomplished through UCB’s conservative credit underwriting criteria and credit risk management processes, which are discussed in more detail in “Credit Risk Management” that follows later in this document. We expect that if UCB’s loan portfolio increases, UCB’s allowance for loan losses would increase accordingly.

	As of or For the Year Ended December 31,

(Dollar amounts in thousands)	2005	2004	2003	2002	2001

Average gross loans(1)	$5,148,952	$4,077,799	$3,380,121	$2,442,790	$2,062,419
Total charge-offs	1,614	4,798	3,349	5,563	121
Nonperforming loans to total loans	0.32%	0.29%	0.15%	0.15%	0.04%
Net charge-offs to average gross loans(1)	0.03	0.11	0.06	0.23	0.00

(1)	Average gross loans include loans held for sale.

Net Interest Margin

      Despite the difficult and challenging interest rate environment that has been affecting financial institutions over the past three years, we were able to maintain a stable net interest margin. However, we expect to continue our efforts to improve the net interest margin in the future through balance sheet management and growth in core deposits. See “Interest Rate and Market Risk Management” later in this document.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Net interest margin(1)	3.58%	3.63%	3.41%	3.73%	3.69%
Average federal funds rate	3.19	1.36	1.12	1.67	3.90

(1)	Calculated on a nontax equivalent basis.

Expense Control

      We are continuously monitoring our costs and expenses and seeking new ways to maintain them at acceptable levels. These efforts have resulted in a relatively constant efficiency ratio over the past five years. For 2005, we experienced an increase in our noninterest expense and, as a result, our efficiency ratio. Much of this increase was a result of increased personnel expense as we added staff to support the growth in our commercial banking business, the expansion of the Hong Kong branch and the further development of UCB’s infrastructure to support a larger and growing organization. The AABT and Pacifica acquisitions also contributed on a small scale to our staffing increase, but will impact our personnel expenses in 2006.

Capital Adequacy

      As regulated financial institutions, the Company and UCB (on a consolidated basis) are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain our “well capitalized” level of regulatory capital for both the Company and UCB.

	December 31,

	2005	2004	2003	2002	2001

United Commercial Bank:
Tier 1 leverage	8.26%	8.49%	7.86%	7.57%	7.26%
Tier 1 risk-based capital	9.91	11.42	10.92	10.26	9.65
Total risk-based capital	10.98	12.67	12.18	11.52	10.91
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.56	8.92	8.42	7.15	7.52
Tier 1 risk-based capital	10.26	11.98	11.69	9.70	9.99
Total risk-based capital	11.33	13.23	12.94	10.95	11.24

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

      The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies that are presented elsewhere in this annual report on Form 10-K. We believe that an understanding of certain policies, along with the related estimates that we are required to make in recording the financial transactions of the Company, is important to have a complete picture of the Company’s financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following is a discussion of these critical accounting policies and significant estimates related to these policies. We have discussed each of these accounting policies and the related estimates with the Audit Committee of the Company’s Board of Directors.

Allowance for Loan Losses

      The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations require us to make certain assumptions, estimates and judgments.

      UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb probable losses inherent in the loan portfolio. At December 31, 2005, UCB’s total allowance was $64.5 million, which represented 1.11% of year end gross loans held in portfolio.

      UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct allowance components: an allowance applied to the portfolio as a whole and a specific allowance for each loan deemed to be impaired. Loans that are determined to be impaired are excluded from the allowance analysis and are assessed individually.

      Loans are considered impaired when we believe it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used.

      In assessing the adequacy of the allowance, we apply an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the portfolio, growth in the portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.

      UCB divides the loan portfolio into major segments based primarily on loan type, and applies loss factors to the portfolio segments. These loss factors have been developed considering historic charge-off experience, trends in collateral values, portfolio segment delinquency and classification trends, portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for our heterogeneous loan portfolio, we perform comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach. A heterogeneous loan is one that is evaluated individually for impairment. This contrasts to smaller balance homogeneous loans that are collectively evaluated for impairment.

      During 2005, UCB continued its ongoing process of evaluating the loss factors in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. As part of this evaluation, the portion of the allowance previously presented as “non-loan category specific” was allocated to specific loan portfolios in 2004 and 2005, to align the potential imprecision arising from the accuracy of the risk rating process and general business and economic conditions affecting our key lending areas with the underlying loan portfolio.

      In assessing the adequacy of the allowance, UCB applies standard loss factors for classified and criticized loans.

      UCB also estimates a reserve related to unfunded commitments. In assessing the adequacy of this reserve, UCB uses a process similar to the one it uses in estimating the allowance for loan losses including comparative analysis using an expected loss approach. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. During 2005, UCB updated the loss factors associated with these commitments. The loss factors were lowered as a result of these evaluations, reflecting continued improvement in the loss experience associated with these exposures.

      There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others required UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if classified loans were to increase by 10% in the same proportion as the existing portfolio, the amount of the allowance for loan losses at December 31, 2005, would increase by approximately $1.0 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures that UCB follows in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.

     Loan Sales and Mortgage Service Rights

      UCB periodically enters into transactions that transfer loans from UCB to third-party purchasers. In most instances, UCB continues to provide the servicing on these loans as a condition of the transfer. In addition, as part of these transactions, UCB may retain a cash reserve account or an interest-only strip, all of which are considered to be retained interests in the sold loans.

      Whenever UCB initiates a loan transfer, the first determination that it must make in connection with the transaction is whether the transfer constitutes a sale under accounting principles generally accepted in the United States of America (“GAAP”). If it does, the assets are removed from UCB’s consolidated statement of financial condition with a gain or loss recognized. Otherwise, the transfer is considered a financing, resulting in no gain or loss being recognized on the transfer and is recorded as a liability on UCB’s consolidated statement of financial condition. The financing treatment could have unfavorable financial implications including an adverse effect on the Company’s results of operations and capital ratios. Generally, UCB’s loan transfers have been structured to meet the existing criteria for sale treatment.

      UCB must also make assumptions to determine the amount of gain or loss resulting from a sale transaction as well as the subsequent carrying amount for the above-discussed servicing rights and retained interests. Initially, the total carrying value of the loans being sold is allocated among the loans themselves, the servicing rights and any retained interests based on their relative fair values. The purchase price is then compared to the amount assigned to the loans, and any difference is recorded as either a gain or a loss on the sale. In determining the fair values of the components of the transaction, UCB uses estimates and assumptions that are based on the facts surrounding each sale. Using different assumptions could affect the amount of gain or loss recognized on the transaction and, in turn, the Company’s results of operations.

      UCB uses a third-party service to calculate the ongoing fair values of the servicing rights and retained interests subsequent to the transaction date. In valuing the servicing rights and retained interests, UCB stratifies its mortgage servicing rights based on the risk characteristics of the underlying loan pools. The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that UCB believes market participants would use for similar assets. These value estimations require a number of assumptions, including:

•	the appropriateness of the method to use in computing the prepayments of the loans;

•	the annualized prepayment speed of the loans;

•	the weighted average life of the loans;

•	the expected annual net credit loss rate; and

•	the discount rate for the residual cash flows.

      If the carrying amounts of the servicing assets and residual interests are greater than their fair values, impairment is recognized through a valuations allowance for each type of asset.

      Since the valuations are based upon estimates and assumptions, any unfavorable differences between the actual outcome of the future performance of the sold loans and our estimates and assumptions could result in future impairment in excess of that currently recorded. For example, if prepayment speeds were to change adversely in a static environment by 10%, the fair value of our mortgage servicing rights would decrease by $617,000. A 20% adverse change would reduce the fair value by $1.2 million. If the discount rate for the residual cash flows were to change adversely by 100 basis points, the fair value of our mortgage servicing rights would decrease by $355,000. A 200 basis points adverse change would reduce the fair value by $693,000.

      The sensitivities discussed above are hypothetical and should be considered with caution. As is shown, changes in fair value based on variations in assumptions are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the fair value may not be linear. In addition, the effect of a variation in one assumption is in reality likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.

     Accounting for Goodwill

      Goodwill arises from business acquisitions and represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. The Company performs this annual test as of September 30 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

      The first step in this evaluation process is to determine if a potential impairment exists in any of the Company’s reporting units, and, if required from the results of this step, a second step measures the amount of any impairment loss. The computations required by both steps one and two call for us to make a number of estimates and assumptions.

      In completing step one, we determine the fair value of the reporting unit that is being evaluated. There are a number of methods that we can use in completing this step, including market capitalization and the discounted present value of management’s estimates of future cash or income flows.

      If step one indicates a potential impairment of a reporting unit, step two requires us to estimate the “implied fair value” of that unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of goodwill calculated in step two is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

      Since estimates are an integral part of the impairment computations, changes in these estimates could have a significant impact on any calculated impairment amount. Factors that may significantly affect the estimates include, among others, changes in revenue growth trends, changes in stock prices, market values of mergers and acquisitions, and changes in industry or market sector conditions.

      As of September 30, 2005, we performed our annual goodwill impairment evaluation for the entire organization. Step one was performed by using a market value approach for the reporting units. In the market value approach, we determined the Company’s market capitalization and compared that to the Company’s stockholders’ equity.

      Upon completion of step one of the evaluation process, we concluded that no potential impairment existed for any of the Company’s reporting units. In reaching this conclusion, we determined that the fair value of goodwill exceeded the recorded value of goodwill. Since this evaluation process required us to make estimates and assumptions with regard to the fair value of the Company’s reporting units, actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Company’s results of operations. However, had our estimated fair value of our reporting units been as much as 20% lower, there would still have been no indication of impairment for our reporting units.

     Stock-Based Compensation

      We account for the Company’s stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, companies have a choice of two alternatives to account for stock options. One alternative is to expense the estimated fair value of the options on a straight-line basis over their respective vesting periods. The other is to use the intrinsic method of accounting as prescribed by Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and disclose in the footnotes to the financial statements the pro forma impact on net income and income per common share as if the fair values of our options had been expensed. In accounting for our options under APB Opinion No. 25, we have not recorded any compensation expense as the exercise price of all of our stock options was equal to the quoted market price of the stock on the date of the grant.

      Effective December 27, 2005, UCBH’s Board of Directors authorized the Company to accelerate the vesting of all unvested options associated with grants issued on or prior to October 26, 2005. By accelerating the vesting of these Options, the Company estimates that approximately $16.4 million of future compensation expense, net of taxes, has been eliminated, of which $10.6 million would have been incurred in the year ending

December 31, 2006. The decision to accelerate the vesting of the options, which UCBH believes is in the best interests of its stockholders, was made primarily to reduce the impact of recording approximately $22.7 million of noncash compensation expense over the next three years upon the implementation of SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which the Company has adopted effective January 1, 2006. SFAS No. 123R requires that all share-based payments to employees, officers and directors, including grants of employee stock options, be recognized as compensation expense over the vesting period of each award, based on their fair values at the grant date.

      The options acceleration was treated as a modification of the terms of the existing option grants, thereby requiring a new value measurement as of the acceleration date. Any increase between the newly measured value and the original grant price is viewed as additional intrinsic value and may need to be included in future compensation expense under certain conditions related to prospective employee terminations. We prepared an estimate of expense that may result during the next three years as a result of the acceleration using the new grant values and using assumptions regarding the potential for future employee terminations. These assumptions incorporated the forfeiture rates that we use to compute the previously discussed pro forma disclosures as required by SFAS No. 123 (see Note 1 to the Consolidated Financial Statements for additional information). Our estimate indicated a potential after tax expense of less than $50,000 as a result of the acceleration. Since our estimate required us to make assumptions with regard to future terminations of employees, there is no assurance that the actual future expense incurred will be the same as the estimate. However, the maximum amount of expense that the Company could incur during the next three years as a result of the acceleration amounts to approximately $1.0 million on an after-tax basis. Management believes, however, that it would be unlikely that the expense would approach that amount.

     Asset Valuation

      Certain assets of the Company are recorded on the consolidated balance sheet at fair value. Included among these assets are goodwill, mortgage servicing rights, which are discussed separately in this “Critical Accounting Policies and Significant Estimates” discussion, securities classified as available for sale, other intangible assets, such as core deposit intangibles and loans that are held-for-sale. In determining the fair values of these assets, market values may not be readily available and we must make estimates to arrive at a value to record. These estimates may change from period to period as they are affected by changes in interest rates or other market conditions. As a result, the values that we have assigned to these assets may not necessarily represent amounts that could be ultimately realized upon their disposal.

      Available for Sale Securities. Securities that are held to meet investment objectives, such as interest rate risk and liquidity management, and may be sold to implement management strategies are classified as available for sale. The fair values of most securities classified as available for sale are based on quoted market prices. If quoted market prices are unavailable, fair values are extrapolated from the quoted prices of similar instruments. Any declines in fair value that are determined to be other-than-temporary result in a write-down of the security and a corresponding charge to noninterest expense.

      Core Deposit Intangibles. Core deposit intangibles are created as a result of the Company’s acquisition of another financial institution. They represent the value that the acquired deposits have as a source of funding when compared to alternative funding sources, such as borrowings. When acquired, core deposit intangibles are valued by an outside service by computing the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. Subsequent to the initial recording, core deposit intangibles are amortized based upon the expected runoff rate of the related deposits. In addition, the value of core deposit intangibles is reviewed each quarter for possible impairment by comparing actual deposit runoff to estimated runoff. Should the actual runoff exceed the estimate, the core deposit intangible is written down to the adjusted amount through a charge to noninterest expense. At that point, the runoff estimates are adjusted to reflect the actual runoff and the new estimates are used for subsequent amortization.

      Loans Held For Sale. A loan is classified as being held-for-sale when it has been identified as either available to be sold or when it has been included in a pool of loans that are awaiting sale. During 2005, loans held-for-sale included SBA loans, commercial real estate loans and multifamily loans. As of December 31, 2005, only commercial real estate loans and SBA loans were included in the portfolio.

      Whenever UCB determines that a loan is for sale, the loan is transferred from loans held in portfolio to loans held for sale. At that time, UCB computes the market value of the loan and compares that value with the carrying amount of the loan. If the market value is less than the carrying amount, UCB writes down the carrying amount to the market value through a charge to the income statement.

      UCB uses outside service companies to calculate the market value of its held for sale loans. For SBA loans, the service performing the valuation uses market prices for similar loans to determine the value of the non-guaranteed portion of each loan. For commercial loans, the outside service uses a CMBS pricing matrix in which loans are converted to an equivalent investment using various key factors associated with the loan. These factors include the contractual interest rate, maturity date, loan to value ratio, and current credit risk rating of the loan, among others. The equivalent investment is then given a market value rating and an associated premium or discount is assigned to the loan. The related estimated selling costs associated with each loan are also included in the valuation calculation.

Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

      In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will have a material impact on our financial position, results of operations, or cash flows.

Determining Whether to Aggregate Operating Segments

      In June 2005, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF No. 04-10 provides guidance on SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information,and how to determine whether operating segments, which do not meet certain quantitative thresholds, may be aggregated and reported as a single operating segment. The EITF is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination

      In June 2005, the EITF reached a consensus on EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, which was modified in September 2005. EITF No. 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination or when leasehold improvements are purchased after lease inception. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes and Error Correction

      On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation

      On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25, and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. For the Company, SFAS No. 123R became effective as of January 1, 2006.

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

      Effective January 1, 2006, the Company adopted the modified prospective method to account for share-based compensation as allowed by SFAS No. 123. Depending on the level of future option grants, the adoption of SFAS No. 123R may have a material impact on the Company’s future financial position and results of operation. See Note 1 to the Consolidated Financial Statements for additional information regarding the Company’s decision to accelerate the vesting of its stock options in anticipation of the adoption of SFAS No. 123R.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

      In December 2003, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position (“SOP”) 03-3, which addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. SOP 03-3 limits the yield that may be accreted into income to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, SOP 03-3 prohibits “carrying over” or creating valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination. SOP 03-3 does not apply to loans originated by UCB.

      SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.

RESULTS OF OPERATIONS

Financial Highlights

	Year Ended December 31, Increase (Decrease)				Year Ended December 31, Increase (Decrease)

	2005	2004	Amount	%	2004	2003	Amount	%

	(Dollars in Thousands, Except Per Share Data)
Operating Data:
Interest & dividend income:
Loans	$333,159	$226,292	$106,867	47.23%	$226,292	$191,754	$34,538	18.01%
Funds sold and due from bank	2,121	649	1,472	226.81	649	106	543	512.26
Investment & mortgage-backed securities:
Taxable	56,503	63,646	(7,143)	(11.22)	63,646	60,870	2,776	4.56
Nontaxable	10,617	9,477	1,140	12.03	9,477	7,532	1,945	25.82

Total interest & dividend income	402,400	300,064	102,336	34.10	300,064	260,262	39,802	15.29

Interest expense:
Deposits	123,317	67,267	56,050	83.32	67,267	68,724	(1,457)	(2.12)
Short-term borrowings	10,605	2,165	8,440	389.84	2,165	1,084	1,081	99.72
Subordinated debentures	9,353	8,185	1,168	14.27	8,185	7,922	263	3.32
Long-term borrowings	18,635	14,966	3,669	24.52	14,966	13,984	982	7.02

Total interest expense	161,910	92,583	69,327	74.88	92,583	91,714	869	0.95

Net interest income	240,490	207,481	33,009	15.91	207,481	168,548	38,933	23.10
Provision for loan losses	6,091	4,201	1,890	44.99	4,201	9,967	(5,766)	(57.85)

Net interest income after provision for loan losses	234,399	203,280	31,119	15.31	203,280	158,581	44,699	28.19

Noninterest income:
Commercial banking fees	10,607	8,254	2,353	28.51	8,254	6,650	1,604	24.12
Service charges on deposits	3,038	2,654	384	14.47	2,654	2,249	405	18.01
Gain (loss) on sale of securities, net	(5)	12,713	(12,718)	(100.04)	12,713	11,013	1,700	15.44
Gain on sale of SBA loans, net	3,356	1,463	1,893	129.39	1,463	3,030	(1,567)	(51.72)
Gain on sale of multifamily & commercial real estate loans, net	12,207	7,732	4,475	57.88	7,732	—	7,732	—
Unrealized loss on loans held for sale	(1,152)	—	(1,152)	—	—	—	—	—
Equity loss in other equity investments	(2,296)	(2,210)	(86)	3.89	(2,210)	(152)	(2,058)	1,353.95
Other fees	929	271	658	242.80	271	413	(142)	(34.38)

Total noninterest income	26,684	30,877	(4,193)	(13.58)	30,877	23,203	7,674	33.07

Noninterest expense:
Personnel	60,152	50,931	9,221	18.10	50,931	42,310	8,621	20.38
Occupancy	12,238	10,164	2,074	20.41	10,164	5,869	4,295	73.18
Data processing	6,847	5,896	951	16.13	5,896	4,826	1,070	22.17
Furniture & equipment	6,534	6,458	76	1.18	6,458	4,456	2,002	44.93
Professional fees & contracted services	10,763	7,496	3,267	43.58	7,496	5,802	1,694	29.20
Deposit insurance	742	774	(32)	(4.13)	774	695	79	11.37
Communication	955	1,287	(332)	(25.80)	1,287	1,066	221	20.73
Core deposit intangible amortization	1,345	1,282	63	4.91	1,282	1,762	(480)	(27.24)
Loss on extinguishment of subordinated debentures & secured borrowings	1,246	—	1,246	—	—	—	—	—
Other general & administrative	16,091	14,865	1,226	8.25	14,865	13,422	1,443	10.75

Total noninterest expense	116,913	99,153	17,760	17.91	99,153	80,208	18,945	23.62

Income before income tax expense	144,170	135,004	9,166	6.79	135,004	101,576	33,428	32.91
Income tax expense	46,344	49,401	(3,057)	(6.19)	49,401	36,938	12,463	33.74

Net income	$97,826	$85,603	$12,223	14.28	$85,603	$64,638	$20,965	32.43

	Year Ended December 31, Increase (Decrease)					Year Ended December 31, Increase (Decrease)

	2005	2004	Amount		%	2004	2003	Amount		%

	(Dollars in Thousands, Except Per Share Data)
Per Share Data:
Basic earnings per share(1)	$1.06	$0.95	$0.11		11.58%	$0.95	$0.74	$0.21		28.38%
Diluted earnings per share(1)	1.02	0.90	0.12		13.33	0.90	0.71	0.19		26.76
Dividends declared per share(1)	0.10	0.08	0.02		25.00	0.08	0.06	0.02		33.33
Operating Ratios and Other Data:
Return on average assets	1.40%	1.44%	(4	)bp*	(2.78)%	1.44%	1.26%	18	bp*	14.29%
Return on average equity	18.42	18.92	(50)		(2.64)	18.92	18.84	8		0.42
Efficiency ratio(2)	43.76	41.60	216		5.19	41.60	41.83	(23)		(0.55)
Noninterest expense to average assets	1.68	1.67	1		0.60	1.67	1.56	11		7.05
Average equity to average assets	7.61	7.62	(1)		(0.13)	7.62	6.66	96		14.41
Dividend payout ratio(3)	9.80	8.89	91		10.24	8.89	8.51	38		4.47
Net loan charge-offs to average loans	0.03	0.11	(8)		(72.73)	0.11	0.06	5		83.33
Interest rate spread(4)	3.33	3.51	(18)		(5.13)	3.51	3.29	22		6.69
Net interest margin(4)	3.66	3.72	(6)		(1.61)	3.72	3.49	23		6.59

(1)	The Company completed a two-for-one stock split during the years ended December 31, 2005 and 2003. Accordingly, for the years ended December 31, 2004 and 2003, basic earnings per share, diluted earnings per share and dividends per share have been restated to reflect the effect of the stock split.

(2)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(3)	Dividends declared per share as a percentage of diluted earnings per share.

(4)	Calculated on a tax equivalent basis. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $5.2 million, $5.4 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

*   Basis point

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

      The consolidated net income of the Company for the year ended December 31, 2005, increased by $12.2 million, or 14.3%, to $97.8 million, compared to $85.6 million for the year ended December 31, 2004. The annualized return on average equity (“ROE”) and return on average assets (“ROA”) ratios for the year ended December 31, 2005, were 18.42% and 1.40%, respectively. These amounts compare with annualized ROE and ROA ratios of 18.92% and 1.44%, respectively, for the year ended December 31, 2004. These lower ratios are reflective of the increases in the growth rates of assets and equity that exceeded the growth in net income. The efficiency ratio was 43.76% for the year ended December 31, 2005, compared with 41.60% for the same period in 2004. The efficiency ratio increased primarily due to higher personnel costs, occupancy costs, professional fees and contracted services, and the loss on extinguishment of subordinated debentures for the year ended December 31, 2005, compared with the year ended December 31, 2004. Diluted earnings per share were $1.02 for the year ended December 31, 2005, compared with $0.90 on a post-split basis for the year ended December 31, 2004.

      Net Interest Income and Net Interest Margin. Net interest income increased 15.3%, compared to the same period in 2004. The increase in net interest income was principally due to a $998.2 million increase in average interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 83 basis points from 1.39% for the year ended December 31, 2004, to 2.22% for the year ended December 31, 2005, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 92 basis point increase in average loan yields from 5.55% for the year ended December 31, 2004, to 6.47% for the year ended December 31, 2005. The increase in loan yield reflects repricing of adjustable-rate loans resulting from higher market interest rate indices. The taxable securities yield decreased from 4.51% for the year ended December 31, 2004, to 4.39% for the year ended December 31, 2005. The nontaxable securities yields decreased from 4.79% for the year ended December 31, 2004, to 4.78% for the year ended December 31, 2005. The decrease in the taxable securities yields is attributable to lower-yielding securities.

      The following table reflects the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets, and the resultant yields and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005				2004

			Interest				Interest
	Average		Income/	Average	Average		Income/	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-Earning Assets:
Loans(1)(2)	$5,148,952		$333,159	6.47%	$4,077,799		$226,292	5.55%
Taxable securities(3)	1,288,508		56,503	4.39	1,411,155		63,646	4.51
Nontaxable securities(3)	222,196		10,617	4.78	197,885		9,477	4.79
Other	56,179		2,121	3.78	30,770		649	2.11

Total interest-earning assets	6,715,835		402,400	5.99	5,717,609		300,064	5.25
Noninterest-earning assets	259,142		—		222,289		—

Total assets	$6,974,977		$402,400	5.77%	$5,939,898		$300,064	5.05%

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,095,964		$20,572	1.88%	$827,861		$9,295	1.12%
Savings accounts	841,271		9,336	1.11	921,106		8,451	0.92
Time deposits	3,169,956		93,409	2.95	2,699,287		49,521	1.83

Total interest-bearing deposits	5,107,191		123,317	2.41	4,448,254		67,267	1.51
Short-term borrowings	304,251		10,605	3.49	172,225		2,165	1.26
Long-term borrowings	361,411		18,635	5.16	299,252		14,966	5.00
Subordinated debentures	131,901		9,353	7.09	136,000		8,185	6.02

Total interest-bearing liabilities	5,904,754		161,910	2.74	5,055,731		92,583	1.83
Noninterest-bearing deposits	448,301		—		374,269		—
Other noninterest-bearing liabilities	90,800		—		57,445		—
Stockholders’ equity	531,122		—		452,453		—

Total liabilities and stockholders’ equity	$6,974,977		$161,910	2.32%	$5,939,898		$92,583	1.56%

Net interest income/net interest rate spread(4)(5)			$240,490	3.25%			$207,481	3.42%

Net interest-earning assets/net interest margin(5)(6)	$811,081			3.58%	$661,878			3.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.13	x

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest rate spread and net interest margin are calculated on a nontax equivalent basis.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

     The net interest margin, calculated on a tax equivalent basis, was 3.66% for the year ended December 31, 2005, as compared to 3.72% for 2004. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers partially offset by higher loan yields.

      Average interest-earning assets for the year ended December 31, 2005, increased 17.5% compared to the year ended December 31, 2004, primarily as a result of organic commercial loan growth. Average outstanding loans increased by $1.07 billion for the year ended December 31, 2005, from the year ended December 31, 2004, principally as a result of UCB’s continued focus on commercial lending activities. Average commercial loan balances increased 24.9% compared to the corresponding period of 2004, primarily due to UCB’s past emphasis on commercial real estate and continued emphasis on commercial business loans, and expansion of its Hong Kong branch. Average consumer loans for the year ended December 31, 2005, increased $157.1 million, or 38.9%, compared to the same period in 2004. As of December 31, 2005, total loans represented 75.3% of total assets. New loan commitments of $3.91 billion for the year ended December 31, 2005, were comprised of $3.68 billion in commercial loan commitments and $229.0 million in consumer loan commitments.

      Average securities for the year ended December 31, 2005, were down $98.3 million, or 6.1%, from the year ended December 31, 2004. One of the Company’s long-term goals is to reduce the securities portfolio to a range of 10% to 15% of the balance sheet. The current level is 17.9%.

      Average total deposits increased $733.0 million, or 15.2%, for the year ended December 31, 2005, from the year ended December 31, 2004, reflecting UCB’s ongoing focus on the generation of commercial and consumer demand deposits. Also, for the first time, UCB accepted $156.8 million in brokered deposits. Average interest-bearing deposits increased to $5.11 billion for the year ended December 31, 2005, up 14.8% from the year ended December 31, 2004, and average noninterest-bearing deposits increased to $448.3 million, or 19.8%, for the year ended December 31, 2005, compared to the year ended December 31, 2004.

      The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2005 to 2004, are as follows (dollars in thousands):

	Year Ended December 31, 2005
	Compared to 2004

	Changes due to

	Volume	Rate	Total

Interest income:
Loans	$69,308	$37,559	$106,867
Taxable securities	(5,378)	(1,765)	(7,143)
Nontaxable securities	1,162	(22)	1,140
Other	959	513	1,472

Total interest income on interest-earning assets	66,051	36,285	102,336

Interest expense:
Deposits:
NOW, checking, and money market accounts	5,032	6,245	11,277
Savings accounts	(886)	1,771	885
Time deposits	13,869	30,019	43,888
Short-term borrowings	4,602	3,838	8,440
Long-term borrowings	3,205	464	3,669
Subordinated debentures	(291)	1,459	1,168

Total interest expense on interest-bearing liabilities	25,531	43,796	69,327

Increase (decrease) in net interest income	$40,520	$(7,511)	$33,009

      Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

      Provision for Loan Losses. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. In determining adequate levels of the allowances, we perform periodic evaluations of UCB’s various portfolios, and considering the levels of actual loan losses and statistical trends and other economic factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan and lease losses and unfunded lending commitments.

      For the year ended December 31, 2005, the provision for loan losses was $6.1 million, compared to $4.2 million for 2004. The higher provision for 2005 reflects the growth in the loan portfolio partially offset by improvements in certain loss factors used in determining the appropriate level of the allowance for loan losses.

      Noninterest Income. Noninterest income decreased by $4.2 million, or 13.6%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The decrease was primarily attributable to a decrease in gains from the sale of securities. UCB incurred a $5,000 loss on sale of securities for the year ended December 31, 2005, as compared to a $12.7 million gain on sale of securities for 2004. In addition, UCB incurred a $1.2 million in unrealized losses resulting from lower of cost or market adjustments on the multifamily and commercial real estate loans in the loans held for sale portfolio during the year ended December 31, 2005. These factors were partially offset by an increase in gains on sale of multifamily real estate and other loans of $12.2 million for the year ended December 31, 2005, compared to $7.7 million for the same period in 2004. In addition, there was an increase in commercial banking fees to $10.6 million for the year ended December 31, 2005, compared to $8.3 million for the same period in 2004. Included in the loss on sale of securities for the year ended December 31, 2005, was a gain of $614,000 resulting from the sale of $29.7 million of securities classified as available for sale to provide funding for executing the Company’s plan required by the American Jobs Creation Act of 2004 (“AJCA”).

      Noninterest Expense. Noninterest expense increased $17.8 million, or 17.91%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase resulted principally from increases in personnel expenses, occupancy expenses, professional fees and contracted services, and loss on extinguishment of junior subordinated debentures. For the year ended December 31, 2005, personnel expenses increased 18.1%, from the year ended December 31, 2004, due to additional staffing required to support the growth of UCB’s commercial banking business, the expansion of the Hong Kong branch, the opening of new branches in California and New York, and the expansion of UCB’s infrastructure to support a larger and growing organization. These increases were partially offset by a reduction in discretionary and incentive bonuses. Occupancy expenses increased by 20.41% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of a write-off of leasehold improvements, the opening of new branches in California and New York, completion of the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the year ended December 31, 2005, occupancy expenses reflect a full year of occupancy expenses related to branches and representative offices, which had been opened during the latter part of 2004. Professional fees and contracted services increased by 43.6% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of higher consulting fees resulting from continued self-assessment and compliance related to the requirements of the Sarbanes-Oxley Act of 2002. The Company also incurred a loss on extinguishment of the 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debenture issuance costs for the year ended December 31, 2005.

      Income Tax Expense. Income tax expense was $46.3 million on income before taxes of $144.2 million for the year ended December 31, 2005, compared to $49.4 million on income before taxes of $135.0 million for the same period in 2004. The effective tax rate for the year ended December 31, 2005, was 32.1%, compared with 36.6% for the year ended December 31, 2004. These rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, the true-up of tax estimates for the enterprise zone credits and the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary more fully described below.

      During the three months ended June 30, 2005, the Company elected to repatriate approximately $26.7 million in previously unremitted foreign earnings. During the three months ended December 31, 2005, the Company repatriated $26.7 million in previously unremitted foreign earnings. As a result, the Company has recorded current taxes payable on such previously unremitted foreign earnings of approximately $703,000. In addition, the Company has recorded a reduction to deferred tax liabilities of approximately $4.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary. This results in a net tax benefit of approximately $3.9 million.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

      The consolidated net income of the Company during the year ended December 31, 2004, increased by $21.0 million, or 32.4%, to $85.6 million, compared to $64.6 million for the preceding year, primarily as a result of the increase in interest-earning assets. The return on average assets (“ROA”) and the return on average equity (“ROE”) for the year ended December 31, 2004, improved primarily due to higher net interest income. The slight decrease in the efficiency ratio from December 31, 2004 compared to December 31, 2003 was primarily due to higher interest income and a $7.7 million gain in multifamily loan sales.

      Net Interest Income and Net Interest Margin. Net interest income before provision for loan losses increased $38.9 million for the year ended December 31, 2004 compared to the prior year. The increase in net interest income reflects the growth in interest-earning assets, primarily in the Company’s loan portfolio, coupled with a 23 basis point improvement in the net interest margin. The average cost of deposits decreased 22 basis points from 2003 to 2004. This savings was partially offset by a 12 basis point decrease in average loan yields from 2003 to 2004. The decreases in loan yields and the deposit costs reflect the decline in the overall market interest rate environment from the prior year. The decrease in loan yields also reflects repricing of adjustable-rate loans resulting from reductions in market interest rate indices, as well as the impact of accelerated prepayments on higher-yielding loans due to the low market interest rates.

      The average yield on taxable securities increased 15 basis points in the year ended December 31, 2004, from the year ended December 31, 2003. The average yield on nontaxable securities decreased 6 basis points in the year ended December 31, 2004, from the year ended December 31, 2003. Premiums on securities purchased as a percentage of the outstanding balance on the securities portfolio declined substantially between December 31, 2003, and December 31, 2004. In the second quarter of 2003, the Company began to sell securities with purchased premiums and replace them with bonds that were discounted or close to par. This restructuring of the securities portfolio was completed in the second quarter of 2004. Additionally, in the third quarter of 2003, amortization of the investments premium increased as a result of accelerated prepayments caused by the sharp decline in the general level of market interest rates. The effect of these factors was partially offset by the higher average yield on securities in the first quarter of 2003 compared with the same period in 2004, reflecting the decline in market interest rates subsequent to the first quarter of 2003.

      The net interest margin, calculated on a tax equivalent basis, was 3.72% for the year ended December 31, 2004, as compared to 3.49% for the prior year. Certain interest-earning assets of the Company qualify for state or federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The increase in the net interest margin reflects the favorable impact of increasing loans and related yields while decreasing the cost of deposits.

      The increase of $776.8 million on average interest-earning assets for the year ended December 31, 2004, resulted primarily from organic commercial loan growth. Average outstanding loans increased by $697.7 million for the year ended December 31, 2004, from the same period last year as a result of UCB’s continued focus on commercial lending activities. Average commercial loan balances increased $655.5 million for the year ended December 31, 2004. This increase was primarily due to UCB’s continued emphasis on commercial real estate and commercial business loans. Average consumer loans for the years ended December 31, 2004 and 2003, were at $404.0 million and $361.5 million, respectively. As of December 31, 2004, the loan pipeline approximated $1.35 billion, which was comprised of $1.32 billion for commercial loans and $29.4 million of consumer loans.

      Average securities increased $58.2 million for the year ended December 31, 2004. Securities prepayments, which accelerated with the low market interest rate environment, were substantially replaced with new securities purchases. During 2004, the Company also sold securities with an aggregate principal balance of $809.1 million. Securities were sold in 2004 to protect the Company from accelerating prepayments of securities with purchase premiums in a time of increasing market interest rates. The Company’s restructuring strategy was to replace securities that have high prepayment and extension risk with shorter-dated securities with less prepayment and extension risk.

      Average outstanding deposits increased $561.3 million for the year ended December 31, 2004, compared to the prior year. This increase is a result of the Company’s ongoing focus on the generation of commercial and consumer demand deposits. Average interest-bearing and average noninterest-bearing deposits increased $483.4 million and $78.0 million, respectively, for the year ended December 31, 2004, compared to the prior year.

      The following is the distribution of average assets and liabilities, and stockholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets, and the resultant yields and dollar amounts of interest expense of average interest-bearing liabilities, expressed both in dollars and rates for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004				2003

			Interest				Interest
	Average		Income/	Average	Average		Income/	Average
	Balance		Expense	Yield/Cost	Balance		Expense	Yield/Cost

Interest-Earning Assets:
Loans(1)(2)	$4,077,799		$226,292	5.55%	$3,380,121		$191,754	5.67%
Taxable securities(3)	1,411,155		63,646	4.51	1,395,621		60,915	4.36
Nontaxable securities(3)	197,885		9,477	4.79	155,220		7,532	4.85
Other	30,770		649	2.11	9,826		61	0.62

Total interest-earning assets	5,717,609		300,064	5.25	4,940,788		260,262	5.27
Noninterest-earning assets	222,289		—		209,442		—

Total assets	$5,939,898		$300,064	5.05	$5,150,230		$260,262	5.05

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$827,861		$9,295	1.12	$624,330		$6,774	1.09
Savings accounts	921,106		8,451	0.92	787,796		7,191	0.91
Time deposits	2,699,287		49,521	1.83	2,552,769		54,759	2.15

Total interest-bearing deposits	4,448,254		67,267	1.51	3,964,895		68,724	1.73
Short-term borrowings	172,225		2,165	1.26	76,827		1,084	1.41
Long- term borrowings	299,252		14,966	5.00	272,147		13,984	5.14
Subordinated debentures	136,000		8,185	6.02	136,000		7,922	5.83

Total interest-bearing liabilities	5,055,731		92,583	1.83	4,449,869		91,714	2.06

Noninterest-bearing deposits	374,269		—		296,306		—
Other noninterest-bearing liabilities	57,445		—		61,046		—
Stockholders’ equity	452,453		—		343,009		—

Total liabilities and stockholders’ equity	$5,939,898		$92,583	1.56%	$5,150,230		$91,714	1.78%

Net interest income/net interest rate spread(4)(5)			$207,481	3.42%			$168,548	3.21%

Net interest-earning assets/net interest margin(5)(6)	$661,878			3.63%	$490,919			3.41%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.11	x

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest rate spread and net interest margin are calculated on a nontax equivalent basis.

(6)	Net interest margin represents net interest income divided by average interest-earning assets.

     Our net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as “volume changes”. It is also affected by changes in the yields that we earn on interest-earning assets and rates that we pay on interest-bearing deposits and other borrowed funds, referred to as “rate changes”.

      The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2004 to 2003, are as follows (dollars in thousands):

	Year Ended December 31, 2004
	Compared to 2003

	Changes due to

	Volume	Rate	Total

Interest income:
Loans	$38,717	$(4,179)	$34,538
Taxable securities	701	2,030	2,731
Nontaxable securities	2,043	(98)	1,945
Other	442	146	588

Total interest income on interest-earning assets	41,903	(2,101)	39,802

Interest expense:
Deposits:
NOW, checking, and money market accounts	2,285	236	2,521
Savings accounts	1,223	37	1,260
Time deposits	2,688	(7,926)	(5,238)
Short-term borrowings	1,199	(118)	1,081
Long-term borrowings	1,356	(374)	982
Subordinated debentures	—	263	263

Total interest expense on interest-bearing liabilities	8,751	(7,882)	869

Increase (decrease) in net interest income	$33,152	$5,781	$38,933

      Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

      Provision for Loan Losses. For the year 2004, the provision for loan losses was $4.2 million and $10.0 million for 2003. The decline from 2003 is a result of improvements in the overall credit quality in the loan portfolio.

      Noninterest Income. Our noninterest income increased by $7.7 million, or 33.1%, for the year ended December 31, 2004, compared to the preceding year. The increase was primarily due to increases in commercial banking fees and gains on sales of loans and securities. During 2004, UCB sold $362.4 million of multifamily loans for a gain of $7.7 million. There were no multifamily loans sales in prior years. Commercial banking fees increased 24.1% to $8.3 million for the year ended December 31, 2004, as compared to $6.7 million for the corresponding period of 2003, as a result of increased commercial banking activities, primarily our trade finance business.

      The Company recognized $2.2 million of equity losses from its CRA-related investments during the year ended December 31, 2004. As disclosed in Note 1 to the Consolidated Financial Statements, the Company invests in CRA qualified investments. Such investments have increased to assist UCB in fulfilling its requirements under the Community Reinvestment Act. The $2.2 million was our share of the underlying investment equity losses exclusive of tax benefits and credits. The tax savings on such equity losses was $2.2 million, which includes $929,000 of a reduction of income taxes and $1.2 million resulting from CRA-related tax credits.

      Noninterest Expense. Our noninterest expense increased $18.9 million, or 23.6%, compared to 2003. Personnel expenses increased by $8.6 million from 2003 to 2004 due to the additional staffing required to support the growth of UCB’s commercial banking business, the expansion of the Hong Kong and California branches, the expansion of UCB’s infrastructure to support a larger and growing organization, and the FCB acquisition, which closed in July 2003. Professional fees and contracted services increased by 29.2% to

$7.5 million in 2004 compared to $5.8 million in 2003, predominately as a result of preparation costs related to Sarbanes-Oxley compliance. Furniture and equipment increased 44.9% and occupancy expenses increased 73.2% for 2004 compared to 2003, reflecting primarily the opening of the Foster City, Torrance, Westminster and Van Nuys branches in California, the Bowery Branch in New York, the expansion of the Hong Kong branch and the Company’s corporate headquarters office relocation. The increase in other general and administrative expenses of $1.4 million for 2004, compared with 2003 was primarily related to the Company’s continued expansion, corporate headquarters office relocation and higher advertising costs.

      Income Tax Expense. During 2004, we recorded a $49.4 million provision for income taxes, which resulted in an effective tax rate of 36.6%, compared with an effective tax rate of 36.4% for the year ended December 31, 2003. The effective tax rates for 2004 and 2003 reflect the realization of tax benefits from UCB’s lending and hiring activities in Enterprise Zones areas in California, the federal and state tax benefits from qualified investments pursuant to the Community Reinvestment Act and the Federal tax benefit from UCB’s municipal bond portfolio.

BUSINESS SEGMENT RESULTS

      Currently, UCB comprises substantially all of the Company’s operations. In addition, no portion of UCB meets the thresholds designated by generally accepted accounting principles for separate segment disclosures. As a result, the previous discussion of the results of operations and the subsequent balance sheet analyses are applicable to UCB as well as to the Company. See Note 26 to the Consolidated Financial Statements for additional information on the Company’s segments.

BALANCE SHEET ANALYSIS

Investment Securities

      UCB maintains an investment and mortgage-backed securities portfolio (“Portfolio”) to provide both liquidity and to enhance the income of the organization. The Portfolio is comprised of two segments: Available for Sale (“AFS”) and Held to Maturity (“HTM”). UCB’s AFS Portfolio is recorded at fair value, with unrealized changes in the fair value of the securities reflected as accumulated other comprehensive income (loss). At the end of each month, UCB adjusts the carrying value of its AFS Portfolio to reflect the current fair value of each security. The HTM Portfolio is carried at amortized cost. At the time a security is purchased, UCB classifies the security either as AFS or HTM. The securities are classified as HTM if UCB has the positive intent and ability to hold such securities to maturity.

      UCB’s Portfolio investments are governed by an Asset/ Liability Policy (“A/ L Policy”), which is approved by UCB’s Board of Directors. The A/ L Policy sets exposure limits for selected investments, as a function of total assets, total securities and Tier 1 capital, as well as the maximum maturity and duration limits. The A/ L Policy also limits the concentration in a particular investment as a function of the total issue. Finally, the A/ L Policy sets goals for each type of investment with respect to ROA, ROE and total risk-based capital ratio and also sets limits for interest rate sensitivity for each type of investment.

      Investments permitted by the A/ L Policy include United States Government obligations, agency securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. UCB’s Board of Directors has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/ L Policy requires that all securities be of investment grade at the time of purchase.

      The AFS and HTM balance decreased by $68.0 million from December 31, 2004, to December 31, 2005. With respect to the AFS portfolio, this was primarily the result of sales of $108.2 million, principal payments and securities calls of $193.4 million, and maturities and payoffs of $273.2 million, partially offset by purchases of $507.8 million. UCB’s HTM Portfolio declined from $325.2 million at December 31, 2004, to $308.6 million at December 31, 2005. This decrease resulted from the receipt of principal payments of $26.3 million. UCB plans from time to time to continue to purchase securities for its HTM Portfolio. However, for the foreseeable future, UCB expects that the majority of its Portfolio will be classified as AFS.

UCB intends to continue restructure its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.

      The amortized cost and market value of the Portfolio at December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005		2004		2003

	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Investment securities available for sale:
Trust preferred securities	$33,443	$32,946	$18,441	$18,219	$13,189	$12,795
Federal agency notes	159,655	155,185	232,594	230,046	222,309	218,753
Asset-backed securities	—	—	—	—	16,426	16,285
Municipals	—	—	—	—	90	90
Domestic corporate bonds	—	—	—	—	5,153	5,148
Commercial paper	—	—	—	—	9,991	9,991
Other	11,012	10,911	—	—	—	—

Total investment securities available for sale	204,110	199,042	251,035	248,265	267,158	263,062

Mortgage-backed securities available for sale:
FNMA	355,135	344,190	366,307	363,097	440,835	440,453
GNMA	88,184	85,033	106,501	105,072	79,103	78,842
FHLMC	302,540	292,316	288,789	285,965	275,882	273,940
Other	202,264	197,143	167,719	166,741	163,687	164,773

Total mortgage-backed securities available for sale	948,123	918,682	929,316	920,875	959,507	958,008

Total investment and mortgage-backed securities available for sale	1,152,233	1,117,724	1,180,351	1,169,140	1,226,665	1,221,070

Investment securities held to maturity:
Municipals	225,573	232,279	215,594	222,297	184,264	187,735

Mortgage-backed securities held to maturity:
FNMA	5,112	4,923	5,765	5,689	—	—
GNMA	77,261	76,133	102,439	102,595	99,524	98,713
FHLMC	662	639	1,404	1,388	—	—
Other	—	—	—	—	924	924

Total mortgage-backed securities held to maturity	83,035	81,695	109,608	109,672	100,448	99,637

Total investment and mortgage-backed securities held to maturity	308,608	313,974	325,202	331,969	284,712	287,372

Total investment and mortgage-backed securities	$1,460,841	$1,431,698	$1,505,553	$1,501,109	$1,511,377	$1,508,442

      As of December 31, 2005, the carrying value and the market value of the AFS Portfolio were $1.15 billion and $1.12 billion, respectively. The total net unrealized loss on these securities was $34.5 million. Such unrealized losses are $20.0 million net of tax and are reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $5.4 million, has not been recognized in the financial statements as of December 31, 2005. The unrealized net gains are the result of movements in market interest rates. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are solely attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.

      Notes 1 and 5 to the Consolidated Financial Statements discusses the recognition of the unrealized gains and losses on investment securities and the factors considered by UCB in assessing whether an unrealized loss is temporary or “other-than-temporary”. When an unrealized loss is determined to be other-than-temporary, the difference between amortized cost and market value is recorded as a charge against earnings.

      The carrying value, weighted average yields and contractual maturities of the Portfolio at December 31, 2005, were as follows (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Investment securities available for sale:
Trust preferred securities	$—	—%	$—	—%	$—	—%	$32,946	5.74%	$32,946	5.74%
Federal agency notes	9,929	3.74	56,108	4.54	89,148	4.60	—	—	155,185	4.52
Other	1,011	4.62	—	—	—	—	9,900	5.17	10,911	5.17

Total investment securities available for sale	10,940	3.82	56,108	4.54	89,148	4.60	42,846	5.61	199,042	4.76

Mortgage-backed securities available for sale:
FNMA	—	—	6,836	4.18	29,676	4.76	307,678	4.68	344,190	4.68
GNMA	—	—	—	—	—	—	85,033	4.41	85,033	4.41
FHLMC	—	—	7,771	3.88	34,774	4.79	249,771	4.56	292,316	4.57
Other	—	—	—	—	—	—	197,143	4.88	197,143	4.88

Total mortgage-backed securities available for sale	—	—	14,607	4.02	64,450	4.78	839,625	4.67	918,682	4.66

Total investment and mortgage-backed securities available for sale	10,940	3.82	70,715	4.43	153,598	4.67	882,471	4.71	1,117,724	4.68

Investment securities held to maturity:
Municipals (1)	—	—	—	—	1,323	4.85	224,250	4.77	225,573	4.77

Mortgage-backed securities held to maturity:
FNMA	—	—	—	—	—	—	5,112	4.67	5,112	4.67
GNMA	—	—	—	—	—	—	77,261	4.92	77,261	4.92
FHLMC	—	—	—	—	—	—	662	4.10	662	4.10

Total mortgage-backed securities held to maturity	—	—	—	—	—	—	83,035	4.90	83,035	4.90

Total investment and mortgage-backed securities held to maturity	—	—	—	—	1,323	4.85	307,285	4.80	308,608	4.80

Total investment and mortgage-backed securities	$10,940	3.82%	$70,715	4.43%	$154,921	4.68%	$1,189,756	4.73%	$1,426,332	4.71%

(1)	Weighted average yield is calculated on a nontax equivalent basis.

Loans

      The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2005, 2004, 2003, 2002 and 2001, were as follows (dollars in thousands):

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,307,381	39.52%	$1,943,868	47.99%	$1,704,138	45.18%	$1,276,862	42.17%	$797,310	35.21%
Secured by real estate — multifamily	1,506,848	25.81	866,079	21.38	1,161,512	30.80	913,882	30.18	676,771	29.89
Construction	494,841	8.47	289,936	7.16	292,563	7.76	214,788	7.09	181,235	8.00
Business	863,935	14.80	468,128	11.56	296,026	7.85	261,775	8.65	163,673	7.23

Total commercial	5,173,005	88.60	3,568,011	88.09	3,454,239	91.59	2,667,307	88.09	1,818,989	80.33

Consumer:
Residential mortgage (one-to-four family)	613,988	10.52	434,423	10.72	273,431	7.25	309,653	10.23	429,311	18.96
Other	51,667	0.88	48,307	1.19	43,711	1.16	50,850	1.68	16,003	0.71

Total consumer	665,655	11.40	482,730	11.91	317,142	8.41	360,503	11.91	445,314	19.67

Loans held in portfolio(1)	5,838,660	100.00%	4,050,741	100.00%	3,771,381	100.00%	3,027,810	100.00%	2,264,303	100.00%

Allowance for loan losses	64,542		(56,472)		(58,126)		(48,865)		(34,550)

Net loans held in portfolio	$5,774,118		$3,994,269		$3,713,255		$2,978,945		$2,229,753

(1)	Includes net unamortized deferred loan fees of $7.4 million and $7.3 million at December 31, 2005 and 2004, respectively.

     During the year ended December 31, 2005, total loans held in portfolio increased by $1.79 billion. This growth resulted primarily from an organic increase in commercial loans from UCB’s continued focus on originating such loans, but also included $225.9 million that came in with the Pacifica and AABT acquisitions. Total commercial loans grew by $1.60 billion at December 31, 2005, from $3.57 billion at December 31, 2004, as a result of continued loan generation efforts, partially offset by principal repayments and loan sales. Consumer loans increased to $665.7 million at December 31, 2005, from $482.2 million at December 31, 2004, primarily due to organic growth. Additionally, in 2005 UCB transferred $235.9 million of multifamily real estate loans from loans held for sale to loans held in portfolio, as a result of the reduced market premiums on sales of multifamily real estate loans. UCB believes that it is currently more beneficial to retain the multifamily real estate loans in loans held in portfolio and realize the longer term spread income as opposed to making a current sale of such loans. During the three months ended September 30, 2005, UCB also determined that the level of its commercial real estate loans was reaching its internally set informal guidelines for these loans, which is calculated as a percentage of risk-based capital. In addition, with the impending integrations of Pacifica and AABT, UCB determined that a reduction of its commercial real estate concentration would be beneficial. As a result, $265.1 million of commercial real estate loans (with underlying collateral located in California) were transferred from held in portfolio to held for sale. The sale of these loans contributed to UCB’s goal of product and geographic diversification. Consistent with UCB’s stated long-term objectives for the next five years, UCB will be systematically reducing its concentration in commercial real estate loans, while increasing its concentration in commercial business loans.

      UCB has identified certain loans that it intends to sell; and as a result, such loans are classified as held for sale. The components of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at December 31, 2005, 2004 and 2003, are as follows (dollars in thousands):

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$154,087	98.31%	$26,882	8.25%	$14,203	70.10%
Secured by real estate — multifamily	—	—	295,788	90.73	—	—
Business	2,653	1.69	3,337	1.02	6,059	29.90

Loans held for sale(1)	$156,740	100.00%	$326,007	100.00%	$20,262	100.00%

(1)	Includes net unamortized deferred loan fees of $372,000 at December 31, 2005, and net unamortized deferred loan costs of $535,000 at December 31, 2004.

     As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter time periods than the traditional repricing terms of residential mortgage (one-to-four family) loans. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter.

      The components of gross loans held in portfolio by interest rate type and percentage of gross loans held in portfolio at December 31, 2005, 2004, 2003, 2002 and 2001, were as follows (dollars in thousands):

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Adjustable-rate loans	$2,951,945	50.50%	$2,603,889	64.17%	$2,679,428	70.88%	$2,304,837	75.99%	$1,481,955	65.33%
Intermediate fixed-rate loans	1,711,915	29.28	881,774	21.73	563,570	14.91	205,587	6.78	221,561	9.77
Fixed-rate loans	1,182,198	20.22	572,419	14.10	537,027	14.21	522,459	17.23	564,883	24.90

Gross loans held in portfolio(1)	$5,846,058	100.00%	$4,058,052	100.00%	$3,780,025	100.00%	$3,032,883	100.00%	$2,268,399	100.00%

(1)	Excludes net deferred loan fees of $7.4 million, $7.3 million, $8.6 million, $5.1 million and $4.1 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

     The components of gross loans held in portfolio by interest type for each major loan category at December 31, 2005, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total

Commercial:
Secured by real estate — nonresidential	$1,292,872	$426,985	$593,169	$2,313,026
Secured by real estate — multifamily	320,137	1,051,677	131,200	1,503,014
Construction	468,272	—	29,905	498,177
Business	783,410	1,821	78,932	864,163

Total commercial	2,864,691	1,481,483	833,206	5,178,380

Consumer:
Residential mortgage (one-to-four family)	44,913	228,737	339,898	613,548
Other	42,341	2,695	9,094	54,130

Total consumer	87,254	231,432	348,992	667,678

Gross loans held in portfolio(1)	$2,951,945	$1,711,915	$1,182,198	$5,846,058

(1)	Excludes net deferred loan fees of $7.4 million at December 31, 2005.

     Adjustable-rate loans increased $371.1 million from December 31, 2004, to December 31, 2005. Adjustable-rate loans represented 50.6% of gross loans at December 31, 2005, compared with 64.2% of gross loans at December 31, 2004. The increase of $837.3 million in intermediate fixed-rate loans from December 31, 2004, to December 31, 2005, is a result of increased market demand for that loan product. Fixed-rate loans increased $613.3 million from December 31, 2004, to December 31, 2005.

      The estimated impact of repricing of loans held in portfolio at December 31, 2005, are as follows (dollars in thousands):

		After	After	After	After
		One Year	Three Years	Five Years	Ten Years
	Within	Through	Through	Through	Through	After
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Twenty Years	Total

Commercial:
Secured by real estate — nonresidential	$1,268,895	$184,169	$269,066	$572,796	$16,193	$1,907	$2,313,026
Secured by real estate — multifamily	320,137	515,248	505,638	111,552	50,439	—	1,503,014
Construction	488,150	4,009	6,018	—	—	—	498,177
Business	812,482	37,688	5,215	7,816	962	—	864,163

Total commercial	2,889,664	741,114	785,937	692,164	67,594	1,907	5,178,380

Consumer:
Residential mortgage (one-to-four family)	43,299	62,561	97,766	75,652	233,945	100,325	613,548
Other	43,533	127	79	—	2,695	7,696	54,130

Total consumer	86,832	62,688	97,845	75,652	236,640	108,021	667,678

Gross loans held in portfolio	$2,976,496	$803,802	$883,782	$767,816	$304,234	$109,928	$5,846,058

Net deferred origination fees							(7,398)

Loans held in portfolio							5,838,660
Allowance for loan losses							(64,542)

Net loans							$5,774,118

      Adjustable-rate mortgages are shown in the period in which they reprice, rather than when they become due, with the exception of adjustable-rate loans that have reached a contractual floor. Loans that are at the floor level are shown in the period they become due. The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

      The contractual maturity of loans held in portfolio at December 31, 2005, are as follows (dollars in thousands):

		After	After	After	After
		One Year	Three Years	Five Years	Ten Years
	Within	Through	Through	Through	Through	After
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Twenty Years	Total

Commercial:
Secured by real estate — nonresidential	$105,240	$272,344	$461,860	$1,411,677	$35,573	$26,332	$2,313,026
Secured by real estate — multifamily	532	15,875	16,280	1,147,793	238,765	83,769	1,503,014
Construction	381,208	107,285	9,684	—	—	—	498,177
Business	677,708	97,805	50,425	27,833	7,270	3,122	864,163

Total commercial	1,164,688	493,309	538,249	2,587,303	281,608	113,223	5,178,380

Consumer:
Residential mortgage (one-to-four family)	4,156	3,522	2,254	7,963	244,676	350,977	613,548
Other	4,294	999	101	—	7,305	41,431	54,130

Total consumer	8,450	4,521	2,355	7,963	251,981	392,408	667,678

Gross loans held in portfolio	$1,173,138	$497,830	$540,604	$2,595,266	$533,589	$505,631	$5,846,058

Net deferred origination fees							(7,398)

Loans held in portfolio							5,838,660
Allowance for loan losses							(64,542)

Net loans							$5,774,118

      The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

      Loan commitments related to loans held for sale and held in portfolio for years ended December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005	2004	2003

Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$62,027	$17,399	$9,463
Secured by real estate — multifamily	489,968	169,645	—
Business	—	—	2,398

Total commercial loans	551,995	187,044	11,861

Consumer:
Residential mortgage (one-to-four family)	325	—	—
Other	—	—	—

Total consumer loans	325	—	—

Total loans held for sale commitments(1)	552,320	187,044	11,861

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	1,080,502	748,506	625,038
Secured by real estate — multifamily	591,449	575,421	612,603
Construction	694,472	421,924	344,352
Business	763,701	460,290	232,609

Total commercial loans	3,130,124	2,206,141	1,814,602

Consumer:
Residential mortgage (one-to-four family)	188,309	234,522	199,169
Other	40,376	39,677	34,605

Total consumer loans	228,685	274,199	233,774

Total loan held in portfolio commitments(1)	3,358,809	2,480,340	2,048,376

Total loan commitments(1)	$3,911,129	$2,667,384	$2,060,237

(1)	Excludes commitments related to loan participations.

Deposits

      Deposits have traditionally been UCB’s primary source of funds to use in its lending and investment activities. At December 31, 2005, 56.4% of UCB’s deposits were time deposits, 28.5% were negotiable order of withdrawal accounts (“NOW”), demand deposits and money market accounts, and 15.1% were savings accounts. By comparison, at December 31, 2004, 53.4% of UCB’s deposits were time deposits, 27.4% were NOW, demand deposits and money market accounts, and 19.2% were savings accounts.

      UCB obtains its deposits primarily from the communities that it serves. With the exception of state and federal government entities (“Public Fund Sector”) contributing 6.6% to total deposits, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry. Included in time deposits at December 31, 2005, is $2.33 billion of deposits of $100,000 or greater, compared to $1.87 billion at December 31, 2004. Such deposits made up 37.2% of total deposits at December 31, 2005, compared to 35.8% at December 31, 2004. Also included in time deposits is $156.8 million of brokered deposits, which UCB began accepting during the fourth quarter of 2005.

      The balances and rates paid for categories of deposits at December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

NOW, checking and money market accounts	$1,784,065	1.65%	$1,427,366	0.96%	$1,026,047	0.65%
Savings accounts	946,714	1.85	1,000,489	1.03	884,064	0.77
Time deposits:
Less than $100,000	1,203,001	2.69	918,650	1.79	1,042,843	1.73
$100,000 or greater	2,330,389	3.98	1,869,357	2.26	1,530,567	1.82

Total time deposits	3,533,390	3.54	2,788,007	2.11	2,573,410	1.79

Total deposits	$6,264,169	2.75%	$5,215,862	1.59%	$4,483,521	1.33%

      Our average cost of deposits for the year ended December 31, 2005, was 2.22% as compared to 1.39% for 2004 and 1.61% for 2003. Our average interest rate paid on deposits was 2.75%, 1.59% and 1.33% at December 31, 2005, 2004 and 2003, respectively.

      Core deposits increased 12.5% to $2.73 billion at December 31, 2005, compared to $2.43 billion at December 31, 2004. Core deposits include NOW accounts, demand deposit and money market accounts, and savings accounts. This growth in core deposits resulted primarily from the acquisition of Pacifica and AABT, which added a total of $260.9 million in deposits, and also from UCB’s continued focus on developing new commercial relationships in the ethnic Chinese community and further expansion into UCB’s retail niche market. Time deposits increased 26.7% to $3.53 billion at December 31, 2005, from $2.79 billion at December 31, 2004, primarily as a result of the further expansion that UCB has made in its niche markets.

      Core deposits increased 27.1% to $2.43 billion at December 31, 2004, compared to $1.91 billion at December 31, 2003. This growth in core deposits resulted primarily from UCB’s continued focus on developing new commercial relationships in the ethnic Chinese community and further expansion into UCB’s retail niche market. Time deposits increased 8.3% to $2.79 billion at December 31, 2004, from $2.57 billion at December 31, 2003, primarily as a result of the further expansion that UCB has made in its niche markets.

      The remaining maturities on time deposits of $100,000 or greater as of December 31, 2005, are as follows (dollars in thousands):

Three months or less	$997,077
Over three months through six months	685,428
Over six months through twelve years	607,057
Over twelve months	40,827

Total	$2,330,389

Borrowings

      Short-term and long-term borrowings for the years ended December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005	2004	2003

Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$301,400	$164,964	$76,827
Maximum amount outstanding at any month end period	566,169	300,695	234,134
Balance outstanding at end of period	279,425	72,310	234,134
Weighted average interest rate during the period	3.51%	1.30%	1.41%
Weighted average interest rate at end of period	4.09%	1.22%	1.00%
Weighted average remaining term to maturity at end of period (in years)	—	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$361,677	$299,253	$271,688
Maximum amount outstanding at any month end period	562,033	335,104	274,000
Balance outstanding at end of period	562,033	334,952	271,408
Weighted average interest rate during the period	5.15%	5.00%	5.15%
Weighted average interest rate at end of period	4.76%	4.89%	5.12%
Weighted average remaining term to maturity at end of period (in years)	5.0	2.9	4.0

      UCB recorded certain loan sale transactions as secured borrowings as of December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The short-term secured borrowings amounted to $19.1 million at December 31, 2005. Additionally, UCB recorded certain loan sale transactions as secured borrowings as of June 30, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005. Subsequently in August 2005, a portion of the loan sales agreements were amended to permit loan sale transactions related to $29.6 million of secured borrowings to qualify for sales treatment resulting in a gain on sale of loans of $233,000. Additionally in September 2005, UCB exercised its option to repurchase the remaining $20.8 million of loans related to the secured borrowings from the loan participants, which resulted in a loss on extinguishment from secured borrowings of $89,000. Short-term borrowings with the FHLB totaled $226.0 million at December 31, 2005.

Subordinated Debentures

      UCBH established special purpose trusts in 1997, 2001, 2002 and 2005 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $146.0 million and $136.0 million of subordinated debentures outstanding at December 31, 2005 and 2004, respectively.

      Pursuant to an indenture dated as of April 17, 1998 (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH on June 27, 2005, redeemed the entire $30,928,000 aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the

“Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million in 2005 from the write-off of the unamortized Debentures issuance costs and other legal costs.

      On September 22, 2005, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust V. The junior subordinated debentures bear interest at a fixed rate of 5.82% until November 23, 2010, after which date the rate will automatically convert to a floating rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 1.38% and will adjust quarterly until maturity. The junior subordinated debentures will mature on November 23, 2035, but may be redeemed by UCBH at its option in whole or in part at anytime on or after November 23, 2010. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

OFF-BALANCE SHEET ARRANGEMENTS

      As previously discussed, the Company has established special purpose trusts for the sole purpose of issuing guaranteed preferred beneficial interests and investing in the junior subordinated debentures issued by the Company. The Company’s consolidated results exclude these special purpose trusts pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, since UCBH is not deemed to be the primary beneficiary of these trusts.

RISK ELEMENTS

      Since risk is inherent in substantially all of the Company’s operations, management of risk is integral to its successful operations and is also a key determinant of its overall performance. We manage all major aspects of our business through an integrated risk infrastructure that includes planning and review processes. We evaluate our risk and returns to produce sustainable revenue, to reduce earnings volatility and increase shareholder value. As part of this evaluation, we apply various strategies to identify, manage and reduce the risks to which the Company’s operations are exposed, namely credit, operational, interest rate and market, and liquidity risks.

      We evaluate risk through various management committees with the oversight of the Board of Directors. The key risk management committees of the Company are:

•	Enterprise Risk Management Committee reviews credit, market, liquidity and operational risk.

•	Credit Risk Management Committee reviews credit policies, products, and problem assets risk.

•	Market Risk Management Committee reviews securities, loans and borrowings to assess yield, market and interest rate risk.

•	Operational Risk Management Committee reviews those risks not covered by the Credit Risk Management and the Market Risk Management Committees.

•	Regulatory Compliance Committee

      Management has established control processes and procedures to align risk-taking and risk management throughout our organization. Each of our business groups is responsible for identifying, quantifying, mitigating and managing all risks associated with their operations. In addition, each business unit prepares and executes business plans, which must address the changing nature of these risks making them best able to take actions to manage and mitigate those risks.

      The Enterprise Risk Division is responsible for translating the group business plans into approved limits, approving any requests for changes to those limits, authorizing transactions as appropriate and working closely with the business groups to establish and monitor risk parameters. Our internal audit function provides an independent assessment of our management systems and internal controls. Internal audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is complete and accurate, and that employees’ actions are in compliance with corporate policies, standards, procedures, and applicable laws and regulations. In 2005, internal audit also assisted in the management testing phase of the Sarbanes-Oxley Section 404 project.

      UCB also has an internal risk rating process to which all loans in the portfolio are subjected. Criticized loans are classified in the following categories:

•	“Special Mention”: loans that should not yet be adversely classified, but have credit deficiencies or potential weaknesses that warrant UCB’s attention.

•	“Substandard”: loans with one or more well-defined weaknesses, which have the distinct possibility that UCB will sustain some loss if the weaknesses are not corrected.

•	“Doubtful”: loans with the weaknesses of a substandard loan plus such weaknesses, which make collection or liquidation in full questionable, based on current information, and have a high probability of loss.

•	“Loss”: loans considered uncollectible.

Credit Risk Management

      Credit risk is the possibility of loss from the failure of a borrower or contractual counterparty to fully perform under the terms of a credit-related contract. Credit risk arises primarily from UCB’s lending activities, as well as from other on- and off-balance-sheet credit instruments.

      Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have in place a set of formal loan policies and procedures, which provide UCB with a framework for consistent loan underwriting and a basis for sound credit decisions. In addition, UCB has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to identify the risk potential in the portfolio. Loans are periodically reviewed with regard to the borrower’s ability to repay the loan during which a risk grade is assigned to the loan. The reviews include evaluations of various factors including, the borrower’s debt capacity and financial flexibility, the borrower’s earnings, the sources of repayment, the level and nature of any contingencies, the quality of any collateral, and the industry in which the borrower operates. The reviews also address an evaluation of historical information as well as subjective assessments and interpretations. Further, an independent internal credit review function periodically conducts reviews of UCB’s lending operations and loan portfolios. These reviews are designed to place an emphasis on the early detection of problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.

      We also assign a loss rating to each credit facility. These loss ratings are determined by borrower and by type of collateral, based principally upon our own historical loss experience or on independent verifiable data that help to estimate these ratings. The ratings are used as a tool to monitor a loan’s performance and also in estimating any potential loss associated with it.

      Another aspect of UCB’s credit risk management strategy is to maintain diversification in the loan portfolio. The concentration of the loans held in portfolio for each major loan category at December 31, 2005 and 2004, is as follows (dollars in thousands):

	2005		2004

		% of Total		% of Total
	Amount	Loans	Amount	Loans

Commercial:
Secured by real estate — nonresidential	$2,307,381	39.52%	$1,943,868	47.99%
Secured by real estate — multifamily	1,506,848	25.81	866,079	21.38
Construction	494,841	8.47	289,936	7.16
Business	863,935	14.80	468,128	11.56

Total commercial	5,173,005	88.60	3,568,011	88.09

Consumer:
Residential mortgage (one-to-four family)	613,988	10.52	434,423	10.72
Other	51,667	0.88	48,307	1.19

Total consumer	665,655	11.40	482,730	11.91

Loans held in portfolio(1)	$5,838,660	100.00%	$4,050,741	100.00%

(1)	Includes net unamortized deferred loan fees of $7.4 million and $7.3 million at December 31, 2005 and 2004, respectively.

     UCB actively monitors the levels of commercial real estate loans as a percentage of risk-based capital. In addition, UCB periodically reviews the geographic concentration of such loans. During the three months ended December 31, 2005, as a result of the geographic concentration review, coupled with the acquisitions of Pacifica and AABT, UCB management determined that UCB needed to reduce the level of its commercial real estate loans located in Northern and Southern California. As a result, approximately $265.1 million in commercial real estate loans were transferred from held in portfolio to held for sale. Approximately $151.2 million were sold in November and December 2005.

      Consistent with our planned long-term objectives, UCB will be systematically reducing the concentration in commercial and multifamily real estate loans while increasing the portfolio of commercial business loans. Finally, UCB attempts to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB also has no significant exposure to highly-leveraged transactions or to any individual customer or counterparty.

      Internal Loan Securitizations. UCB may also use internal loan securitizations to reduce its exposure to credit risk. In such securitizations, UCB has exchanged either multifamily or residential (one-to-four family) mortgage loans for securities issued by the Federal National Mortgage Association (“FNMA”), thus transferring the credit risk on the loans to FNMA. The average yield that UCB earns on the securities is lower than the yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for assuming the credit risk. Since we retain all of the securities that FNMA issues in the exchange, no gain or loss is recognized on the transaction. UCB continues to service the securitized loans. Residential mortgage (one-to-four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily real estate loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

      These internal securitizations do not have a cash impact to UCB, since selected loans from its loans held in portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in UCB’s loans held in portfolio. The FNMA securities are generally held as available for sale (“AFS”) securities in UCB’s investment and mortgage-backed securities portfolio.

      Through these securitization transactions, UCB also reduces its credit risk. In these securitizations, UCB fully transfers credit risk on the related loans to FNMA. UCB’s yield on the FNMA securities is reduced by the guarantee fee that is retained by FNMA, but, since UCB retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. UCB also continues to service the loans included in these securitizations. In addition, these securitization transactions improve UCB’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do loans.

      UCB internally securitized $147.1 million of multifamily real estate loans for the year ended December 31, 2004, and $91.9 million of residential mortgage (one-to four-family) loans and $194.2 million of multifamily real estate loans for the year ended December 31, 2003. There were no securitizations for the year ended December 31, 2005.

Nonperforming Assets

      Nonperforming assets include nonaccrual and restructured loans and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO, of which UCB had none at year-end 2005, is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

      The level of the UCB’s nonperforming assets increased in 2005 compared to 2004. Total nonperforming loans increased $6.5 million or 52.2% compared to year-end 2004. The increase was a result of one commercial real estate loan and four commercial business loans being added to nonaccrual loans partially offset by the removal of three construction loans from nonaccrual loans.

      UCB’s nonperforming assets as of December 31, 2005, 2004, 2003, 2002 and 2001, were as follows (dollars in thousands):

	2005	2004	2003	2002	2001

Commercial loans:
Secured by real estate — nonresidential	$12,792	$8,085	$—	$—	$—
Secured by real estate — multifamily	—	—	—	—	210
Construction	—	4,353	5,102	4,533	—
Business	5,903	136	631	68	—

Total commercial loans	18,695	12,574	5,733	4,601	210

Consumer loans:
Residential mortgage (one-to-four family)	388	—	124	—	781
Other	50	—	—	53	—

Total consumer loans	438	—	124	53	781

Total nonaccrual loans	19,133	12,574	5,857	4,654	991
Other real estate owned (OREO)	—	—	—	—	—

Total nonperforming assets	$19,133	$12,574	$5,857	$4,654	$991

Nonperforming assets to total assets	0.24%	0.20%	0.10%	0.10%	0.03%
Nonaccrual loans to total loans	0.32	0.29	0.16%	0.15	0.04
Nonperforming assets to total loans and OREO	0.32	0.29	0.16	0.15	0.04
Total loans	$5,995,400	$4,376,748	$3,771,381	$3,027,810	$2,264,303
Gross income not recognized on nonaccrual loans	790	699	363	211	24
Accruing loans contractually past due 90 days or more	5,374	3,101	1,469	4,302	1,269
Loans classified as troubled debt restructurings and not included above	10,827	11,329	9,094	—	—

      The $10.8 million of performing restructured loans reflected in the table above represents one commercial real estate loan and one commercial loan. The first loan is a nonresidential loan secured by real estate for

$8.8 million. This loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.5 million to the same obligor and is secured by the same property. The separate loan of $1.5 million is included in the nonaccrual commercial real estate in the table above. The other loan is a commercial business loan of $2.0 million on which UCB provided an interest rate concession.

      With the exception of the loans described in the above paragraph, the classified loans and two impaired loans that were well secured and in process of collection, UCB is not aware of any other loans as of December 31, 2005, where known credit problems of the borrower lead UCB to believe that they will not comply with their repayment schedule, or that would result in the loan being included in the nonperforming loan table at a future date.

      Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, included scheduled interest payments. The amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan.

      At December 31, 2005 and 2004, UCB’s investment in loans that were considered to be impaired was $24.5 million and $14.9 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At December 31, 2005, the allowance for loan losses included $3.2 million for impaired loans with a $16.3 million recorded investment. At December 31, 2004, the allowance included $3.6 million for impaired loans with a recorded investment of $14.8 million. See Notes 1 and 8 to the Consolidated Financial Statements for additional information on impaired loans.

      Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

Allowances for Credit Losses

      Allowance for Loan Losses. The allowance for loan losses is established to provide for probable losses inherent in UCB’s credit portfolio. The determination of the appropriate level of the allowance is based on quarterly evaluations of the loan portfolios along with other relevant factors. UCB’s methodology for determining the appropriate level of the allowance includes the evaluation of two distinct allowance components: an allowance applied to the portfolio as a whole and a specific allowance for loans deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibit specific problems are excluded from the allowance analysis and assessed individually.

      In assessing the adequacy of the allowance, UCB utilizes the application of an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the portfolio, growth in the portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.

      UCB then divides the loan portfolio into major segments based primarily on loan type, after which loss factors are applied to the portfolio segments. These loss factors have been developed from historic charge-off experience, reviews of regional trends in collateral values, portfolio segment delinquency and classification trends, portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for our heterogeneous loan portfolio, we perform comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach.

      During 2005, UCB continued its ongoing process of evaluating the loss factors in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. As part of this evaluation, the portion of the allowance previously presented as “non-loan category specific” was allocated to specific loan portfolio in 2004 and 2005, to address potential imprecision arising from the accuracy of the risk rating process and general business and economic conditions affecting our key lending areas. Upon completion of these evaluations, the loss factors applicable to the construction and commercial loan portfolios were revised and lowered, since the evaluations determined that the inherent risk in the portfolio had been decreased due to stronger identification, administration and action plan implementation on credits in these portfolios. In addition, UCB decided to segregate its commercial real estate and commercial loans that are secured by cash and reduce the associated loss factors to better reflect the inherent risk in this loan segment.

      In assessing the adequacy of the specific allowance, UCB applies the expected loss factors used by the banking regulators for classified and criticized loans. These factors are 10.0% for loans classified “special mention”, 20.0% to 30.0% for “substandard”, 50.0% for “doubtful” and 100% for “loss”.

      UCB also estimates a reserve related to unfunded commitments. In assessing the adequacy of this reserve, UCB uses a process similar to the one it uses in estimating the allowance for loan losses including comparative analysis using an expected loss approach. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. During 2005, UCB updated the loss factors associated with these commitments. The loss factors were lowered as a result of these evaluation, reflecting continued improvement in the loss experience associated with these exposures.

      The components of the allowance for loan losses and allowance for losses related to unfunded commitments for each of the five years ended December 31, 2005, were as follows (dollars in thousands):

	2005	2004	2003	2002	2001

Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126	$48,865	$34,550	$28,901
Allowance for losses — unfunded commitments	3,940	2,737	—	—	—

Total allowance for losses at beginning of year	$60,412	60,863	48,865	34,550	28,901
Acquired allowance for loan losses	2,932	—	4,028	10,162	—
Provision for loan losses	6,091	4,202	9,967	9,673	5,620
Charge-offs:
Commercial:
Secured by real estate — nonresidential	838	1,577	87	—	—
Secured by real estate — multifamily	—	127	—	—	—
Construction	—	—	170	2,172	—
Business	750	2,985	2,713	3,337	121

Total commercial	1,588	4,689	2,970	5,509	121

Consumer:
Residential mortgage (one-to-four family)	—	—	—	—	—
Other	26	109	379	54	—

Total consumer	26	109	379	54	—

Total charge-offs	1,614	4,798	3,349	5,563	121

Recoveries:
Commercial:
Secured by real estate — nonresidential	—	—	30	—	—
Secured by real estate — multifamily	—	—	—	—	—
Construction	—	—	300	—	—
Business	63	119	952	13	68

Total commercial	63	119	1,282	13	68

Consumer:
Residential mortgage (one-to-four family)	34	—	—	—	—
Other	26	26	70	30	82

Total consumer	60	26	70	30	82

Total recoveries	123	145	1,352	43	150

Total allowance for losses at end of year	$67,944	$60,412	$60,863	$48,865	$34,550

Allowance for loan losses	$64,542	$56,472	$58,126	$48,865	$34,550
Allowance for losses — unfunded commitments	3,402	3,940	2,737	—	—

Total allowance for losses at end of year	$67,944	$60,412	$60,863	$48,865	$34,550

Allowance for loan losses to loans held in portfolio	1.11%	1.39%	1.54%	1.61%	1.53%
Net charge-offs to average loans outstanding(1)	0.03	0.11	0.06	0.23	—

(1)	Average loans balance includes loans held for sale.

     The allocation of the allowance for loan losses analysis and the percentage of gross loans held in portfolio at December 31, 2005, 2004, 2003, 2002 and 2001, were as follows (dollars in thousands):

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Allocated:
Commercial:
Secured by real estate — nonresidential	$30,778	39.52	$30,885	47.99	$26,702	45.18	$18,647	42.17	$11,435	35.21
Secured by real estate — multifamily	1,075	25.81	629	21.38	5,263	30.80	8,977	30.18	6,087	29.89
Construction	9,412	8.47	8,929	7.16	9,274	7.76	9,275	7.09	4,654	8.00
Business	22,406	14.80	14,971	11.56	6,011	7.85	7,017	8.65	4,401	7.23

Total commercial	63,671	88.60	55,414	88.09	47,250	91.59	43,916	88.09	26,577	80.33

Consumer:
Residential mortgage (one-to-four family)	697	10.52	728	10.72	292	7.25	1,555	10.23	2,187	18.96
Other	174	0.88	330	1.19	465	1.16	635	1.68	183	0.71

Total consumer	871	11.40	1,058	11.91	757	8.41	2,190	11.91	2,370	19.67

Total allocated	64,452	100.00%	56,472	100.00%	48,007	100.00%	46,106	100.00%	28,947	100.00%

Non-loan category specific(2)	—		—		10,122		2,759		5,603

Allowance for loan losses	$64,542		$56,472		$58,129		$48,865		$34,550

Allowance for losses — unfunded commitments (1)	$3,402		$3,940		$2,737		$—		$—

(1)	Included in allowance for loan losses in 2002 and 2001.

(2)	During the course of 2004 and 2005, UCB continued its ongoing evaluation of the loss factors used to determine the allowance. As part of this evaluation, the portion of the allowance previously presented as “non loan category specific” was allocated to specific loan portfolios, to align the potential imprecision arising from the accuracy of the risk rating process and general economic and business conditions affecting our key lending areas with the underlying loan portfolio. The presentation for 2004 and 2005 reflects this modification.

     The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

      The ratio of allowance for loan losses to total loans held in portfolio was 1.11% at December 31, 2005, compared with 1.39% at December 31, 2004. The allowance for loan losses was $64.5 million at December 31, 2005, compared with $56.5 million at December 31, 2004. The increase in the allowance for loan losses primarily reflects the growth in the loan portfolio and the increase in commercial loans for the year ended December 31, 2005, and the allowance for loan losses of $2.1 million and $788,000 from the acquisitions of Pacifica and AABT. For the year ended December 31, 2005, UCB continued its ongoing process of reviewing its loan portfolio by evaluating the loss factors and current economic conditions in light of its own historical loss experience, loan delinquency and classification in determining the adequate level of allowance for loan losses. Accordingly, UCB provided for $6.1 million of loan losses for the year ended December 31, 2005, compared with $4.2 million provided for the year ended December 31, 2004. In addition, UCB experienced lower net loan charge-offs for the year ended December 31, 2005, when compared with the net loan charge-offs for the year ended December 31, 2004. The net charge-offs were $1.6 million and $4.8 million for the year ended December 31, 2005 and 2004, respectively. The Federal Reserve has consistently raised interest rates during 2005 and has communicated its intention to continue this into 2006. As interest rates rise, additional pressure may be place on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses.

      Allowance for Unfunded Commitments. We also estimate a reserve related to unfunded commitments. The allowance is included in other liabilities on the Company’s consolidated balance sheet with any related increases or decreases in the allowance included in noninterest expense in the Company’s consolidated income statement.

      In assessing the adequacy of this reserve, we use a process similar to the one used in estimating the allowance for loan losses. Loss factors have been developed based upon historical experience with regard to the portions of these commitments that eventually become funded. During 2005, we updated the loss factors associated with these commitments based upon current experience. The factors were lowered as a result of these evaluations, reflecting continued improvement in the losses associated with these exposures. This resulted in a reduction in the allowance of $538,000, net of increase in commitments.

      Commitments to extend credit upon, which the above allowances were calculated on December 31, 2005 and 2004, were $1.30 billion and $787.9 million, respectively.

Operational Risk Management

      Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Successful operational risk management is particularly important to a diversified financial services company like ours because of the nature, volume and complexity of our various businesses.

      The Enterprise Risk Management Committee provides oversight to accelerate and facilitate consistency of effective policies, best practices, controls and monitoring tools for managing and assessing all types of operational risks across the Company. Such risks are managed through corporate wide or business division specific policies and procedures, controls and monitoring tools. Examples of these include personnel management practices, data reconciliation processes, transaction processing monitoring and analysis, systems interruptions and new product introduction processes. In addition, we have an Operational Risk Management group in place, whose responsibility is to help Company management identify and monitor the key controls and processes that the Company has in place to mitigate operational risk.

      We classify operational risk into two major categories: business specific and corporate-wide affecting all business lines. Management of operational risk requires a different strategy for each category. For business specific risks, the Operational Risk Management Group works with the divisions to ensure consistency in policies, processes, and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Operational Risk Management Group assesses the risks, develops a consolidated corporate view and communicates that view to the business groups.

      In addition, to help manage company-wide risks, we have specialized support groups, such as the Legal Department, Information Security, Business Recovery, Corporate Finance, Corporate Compliance, and Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the individual businesses.

Interest Rate and Market Risk Management

      Interest rate risk is the potential for loss resulting from adverse changes in the level of interest rates on UCB’s net interest income. Market risk is the potential for loss arising from adverse changes in the prices of UCB’s financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, UCB is constantly exposed to both interest rate risk and market risk.

      UCB’s Board of Directors is responsible for approving the overall policies relating to the management of financial risk of UCB. In addition, UCB’s Board of Directors must understand the key strategies set by management for managing risk, establish and periodically revise the policy limits, and review all reported limit exceptions. The UCB’s Board of Directors has appointed a Market Risk Management Committee (“MRMC”) that is responsible for working with UCB’s Board of Directors to establish strategies to manage interest rate risk and to evaluate the effectiveness of these strategies. MRMC also estimates the effect of changes in interest rate on our net portfolio value (“NPV”) and whether such effects are within the limits set by UCB’s Board of Directors.

      Interest Rate Risk. Interest rate risk is one of the most significant risks to which UCB is regularly exposed and is managed centrally in the Corporate Treasury function. A sudden and substantial change in interest rates could negatively affect our earnings if the rates of interest UCB earns on its loans and investments do not change at the same speed, to the same extent, or on the same basis as the interest rates UCB pays on its deposits and borrowings.

      One of UCB’s highest priorities is to actively monitor and manage its exposure to interest rate risk. UCB accomplishes this by first evaluating the interest rate risk that is inherent in the makeup of its assets and liabilities. UCB then determines an appropriate level of risk that it is willing to assume considering its business strategy, current operating environment, capital and liquidity requirements, as well as our current performance objectives.

      Interest rate risk is managed in a number of ways. UCB actively manages the rates on the various types of loans and deposits that it offers its customers. These offering rates are a primary tool for encouraging or discouraging the production of loans with specific characteristics such as repricing frequency, amortization term and maturity; certificates of deposits with longer or shorter terms; and the mix of deposits. Nevertheless, banking is a competitive industry and although we endeavor to influence the types of loans and deposits that we produce, market conditions ultimately govern the outcome of those efforts.

      UCB also manages the composition of its assets by selling loans with specific repricing characteristics, adjusting the relative size of its investment securities portfolio, which predominately fixed-rate, and replenishing the investment securities portfolio with securities of specific durations and final maturities. UCB also manages the composition of its liabilities by choosing borrowings with longer or shorter expected maturities.

      UCB monitors its interest rate sensitivity through the use of a model, which estimates the change in our NPV and net interest income in the event of a range of assumed changes in market interest rates. Net portfolio value is defined as the current market value of our assets, less the current market value of our liabilities, plus or minus the current value of off-balance-sheet items. As market interest rates decline, the average expected lives of our fixed-rate loans and investment securities shorten due to quicker prepayments, causing a relatively moderate increase in their value. The value of our deposit portfolio exhibits only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature. This results in the value of deposits decreasing more quickly than the value of assets increasing. As market interest rates rise, the average expected life of our fixed-rate loans and securities lengthens as prepayments decrease, causing a decline in value. The value of our deposits increases slowly in a rising rate environment, due to the concentration of time deposits in our deposit base, which have terms of one year or less.

      UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps, and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. See the Contractual Obligation and Off-Balance-Sheet Arrangements section for additional information.

      The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, from the levels at December 31, 2005 and 2004, and sustained through the projected forward rates are as follows (dollars in thousands):

	Net Portfolio Value			Net Interest Income

Change in Interest Rates in Basis Points:	Amount	$ Change	% Change	Amount	$ Change	% Change

December 31, 2005:
200	$738,174	$(178,904)	(19.51)%	$267,431	$(5,840)	(2.14)%
100	832,947	(84,131)	(9.17)	271,580	(1,691)	(0.62)
0	917,078	—	—	273,271	—	—
(100)	955,972	38,893	4.24	273,605	334	0.12
(200)	945,275	28,197	3.07	262,226	(11,045)	(4.04)
December 31, 2004:
200	$662,958	$(97,361)	(12.81)%	$218,052	18,888	9.48%
100	716,363	(43,956)	(5.78)	210,045	10,881	5.46
0	760,319	—	—	199,164	—	—
(100)	783,618	23,298	3.06	188,212	(10,952)	(5.50)
(200)	744,158	(16,162)	(2.13)	179,299	(19,865)	(9.97)

      All loans and investments presented in the above table are classified as held to maturity or available for sale. We had no trading securities at those dates.

      Like all models that are dependent upon future interest rate movements and other variables, the interest rate risk model that we use has certain shortcomings. We are required to make certain assumptions, such as estimated prepayment rates, which may or may not actually reflect how actual yields and costs will react to market interest rates. For example, the interest rate risk model assumes that the makeup of our interest rate-sensitive assets and liabilities will remain constant over the period being measured. Thus, although using such a model can be instructive in providing an indication of UCB’s exposure to interest rate risk, we cannot precisely forecast the effects of a change in market interest rates and the results indicated by the model are likely to differ from actual results.

Liquidity Risk

      Overview. Liquidity risk is the possibility that UCB’s cash flows may not be adequate to fund its ongoing operations and meet its commitments in a timely cost-effective manner. Since liquidity risk is closely tied to both credit risk and market risk, many of the previously discussed risk control mechanisms also apply to the monitoring and management of liquidity risk. UCB manages its liquidity to provide adequate funds to meet its anticipated financial and contractual obligations, including withdrawals by depositors, debt service requirements and lease obligations, as well as to fund customers’ needs for credit. In addition, UCB’s liquidity may be adversely affected by unexpected withdrawals of deposits, excessive interest rates paid by our competitors and other factors. However, UCB continuously reviews its liquidity positions in light of its actual and expected growth in loans and deposits to ensure that its liquidity needs are met.

      Maintaining liquidity is the responsibility of the Market Risk Management Committee, which has established corporate liquidity guidelines by which liquidity and funding are managed. These guidelines address maintaining liquidity needs, diversifying funding positions, monitoring liquidity needs at both the Company and UCB levels, and anticipating future funding needs. Liquidity and funding are managed by UCB’s Treasury Department under the direction of the Treasurer.

      Contractual Obligations. The Company’s contractual obligations at December 31, 2005, were as follows (dollars in thousands):

		After One	After Three	More
	Within One	Year Through	Years Through	Than Five
	Year	Three Years	Five Years	Years	Total

Deposits:
Demand and savings accounts(1)	$2,730,779	$—	$—	$—	$2,730,779
Time deposits	3,446,384	81,742	5,263	1	3,533,390

	6,177,183	86,742	5,263	1	6,264,169
Long-term debt:
Borrowings	280,596	313,836	40,380	206,646	841,458
Subordinated debentures	—	—	—	146,000	146,000

	280,596	313,836	40,380	352,646	987,458
Unfunded CRA investment commitments	5,365	—	—	—	5,365
Derivatives:
Foreign exchange contracts receivable	(217,827)	—	—	—	(217,827)
Foreign exchange contracts payable	216,892	—	—	—	216,892
Put option to buy	11,269	—	—	—	11,269
Put option to sell	(11,269)	—	—	—	(11,269)

	(935)	—	—	—	(935)
Off-balance-sheet arrangements:
Letters of credit
Commercial	32,910	4,031	—	—	36,941
Standby	52,574	1,080	—	—	53,654

	85,484	5,111	—	—	90,595
Commitments to extend credit:
Consumer (including residential mortgage)	88,407	—	—	—	88,407
Commercial (excluding construction)	672,662	—	—	—	672,662
Construction	539,955	—	—	—	539,955

	1,301,024	—	—	—	1,301,024
Unfunded CRA investment commitments	4,760	—	—	—	4,760
Noncancellable operating lease obligations	8,744	14,806	9,572	15,607	48,729

(1)	Accounts with indeterminate maturities, such as savings and checking, are included in one year or less category.

     In addition to the commitments specifically noted in the previous table, the Company enters into a number of contractual commitments in the ordinary course of business. These include systems licensing and maintenance, telecommunications services, facilities maintenance and management, equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Generally, these contracts are renewable or cancelable at least annually, although in some cases to secure favorable pricing concessions, the Company has committed to contracts that may extend to several years. The Company has no pension or other post-employment benefit obligations.

      Liquidity Management. Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes, and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income and debt issuances. UCB’s primary source of funding is its core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. For 2005, operations contributed $303.4 million toward these needs. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

      During 2005, UCBH received $30.0 million in dividends from UCB. At December 31, 2005, $244.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and no significant changes in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, the source of funding to UCBH may become more limited or even unavailable. See Note 16 to the Consolidated Financial Statements for the details related to dividend capacities and limitations.

      As mentioned earlier, UCB’s primary source of funding is its core deposits consisting of demand, savings and money market deposits and time deposits under $100,000. At December 31, 2005, these deposits, in aggregate, constituted 62.8% of total deposits compared with 64.2% at year-end 2004. For the year 2005, deposit increases resulted in net cash inflows of $787.5 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as Federal Funds and other borrowings.

      UCB maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank of San Francisco (the “FHLB”) to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of UCB’s stock in the FHLB. UCB had $788.0 million and $407.3 million of FHLB advances outstanding at December 31, 2005 and 2004, respectively. At December 31, 2005, UCB had $1.85 billion of additional FHLB borrowings available for future borrowing capacity.

      Included in the $788.0 million of FHLB advances outstanding as of December 31, 2005, were $226.0 million of short-term, fixed-rate advances that mature within one year. The remaining $562.0 million in long-term advances mature between 2007 and 2015. As of December 31, 2005, $436.5 million of these advances may be terminated at the option of the FHLB. The FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In December, the FHLB terminated one advance totaling $5.0 million. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.

      The FHLB is also a source of liquidity for UCB. The FHLB allows member banks to borrow against their eligible loans to meet liquidity requirements. For 2005, the activity in short-term FHLB borrowings resulted in a net cash outflow of $10.9 million, while activity in long-term borrowings resulted in net cash inflows of $248.6 million. At December 31, 2005, amounts of unused lines of credit available for additional FHLB advances totaled $1.85 billion. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding.

      For the year 2005, UCBH issued $41.2 million of subordinated debentures. This issuance was primarily to provide the cash required to consummate the two acquisitions, which closed in 2005. In addition, the Company has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of December 31, 2005, no advances had been drawn against this line.

      During 2004 and continuing through the first three quarters of 2005, UCB originated multi-family real estate loans that were earmarked for sale to the secondary markets. As such, these loans were classified as held for sale at the point of loan origination. During the third quarter of 2005, however, UCB management made a decision to discontinue the practice of originating these multi-family loans solely with the intent to sell. This decision was primarily the result of changes in market conditions for multi-family loans in the secondary markets. As a result of this decision, at September 30, 2005, approximately $235.9 million of multi-family commercial real estate loans were transferred from held for sale to the held in portfolio. The Company had previously recognized a charge of $773,000 to reflect a decline in market value of the loans. During 2005, this multi-family loan sale activity resulted in net cash inflows of approximately $538.1 million.

      In addition, during the fourth quarter of 2005, UCB sold commercial real estate loans from its portfolio that were not originated with the intent to sell. These loan sales provided an additional $141.7 million in net cash inflows during 2005. We expect that loan sales will continue to be a tool that we use for liquidity and credit risk management purposes. Finally, the previously discussed internal loan securitization transactions also help to improve the Company’s liquidity, since FNMA securities receive more favorable treatment as a collateral base for borrowings than do whole loans. During 2005, the Company did not securitize any loans since loan sales provided more efficient and effective execution.

      While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During 2005, investment securities activities resulted in a decrease in investment holdings and a net inflow of cash in the amount of $85.6 million.

      Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For 2005, loan growth resulted in a net cash outflow of $1.37 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.

CAPITAL MANAGEMENT

      The Board of Directors is responsible for approving the policies associated with capital management. The ultimate goal of our capital management program is to maintain the Company and UCB (on a consolidated basis) at the “well capitalized” level as defined by the federal banking regulators. As of December 31, 2005, both the Company and UCB exceeded the minimum risk-based capital ratios to be considered well capitalized.

      UCB’s also manages its risk-based capital levels through internal loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by the Federal National Mortgage Association (“FNMA”). Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighting depending on specific loan criteria. FNMA securities, however, are classified at a 20% risk weight.

      These internal securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for FNMA securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.

      Total stockholder’s equity at December 31, 2005, was $603.5 million, an increase of 24.7% over the $484.0 million at December 31, 2004. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s risk-based capital ratios for the past five years were as follows:

	Year Ended December 31,

	2005	2004	2003	2002	2001

Tier 1 leverage	8.26%	8.49%	7.86%	7.57%	7.26%
Tier 1 risk-based capital	9.91	11.42	10.92	10.26	9.65
Total risk-based capital	10.98	12.67	12.18	11.52	10.91

      The risk-based capital ratios for the Company are at levels slightly higher than those of UCB. See Note 16 to the Consolidated Financial Statements for additional information on risk-based capital.

      UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.10 per share for a total payment of $8.7 million in 2005, compared to $0.08 per share or $6.8 million in 2004. The per share dividend amount for 2004 has been adjusted for the two-for-one stock split that took effect in 2005. The payment of dividends during 2005 had the effect of reducing the Company’s Tier 1 leverage ratio by 12 basis points and the total risk-based capital ratio by 15 basis points. During the

January 26, 2006, meeting, UCBH’s Board of Directors declared a quarterly dividend of $0.03 per share payable on April 12, 2006 to the stockholders of record as of March 31, 2006.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.     Financial Statements and Supplemental Data

UCBH HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UCBH Holdings, Inc.:

      We have completed integrated audits of UCBH Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UCBH Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Pacifica Bancorp, Inc. and Asian American Bank & Trust Company from its assessment of internal control over financial reporting as of December 31, 2005, because they were acquired by the Company in purchase business combinations during the fourth quarter of 2005. We have also excluded Pacifica Bancorp, Inc. and Asian American Bank & Trust Company from our audit of internal control over financial reporting. Pacifica Bancorp, Inc. and Asian American Bank & Trust Company represent combined total assets and combined total revenues of 3.2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

San Francisco, California
March 15, 2006

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Par Value Amounts)

	December 31,

	2005	2004

ASSETS
Cash and due from banks	$200,072	$73,864
Federal funds sold	2,993	134,500
Investment and mortgage-backed securities available for sale, at fair value	1,117,724	1,169,140
Investment and mortgage-backed securities held to maturity, at cost (fair value of $313,974 and $331,969 at December 31, 2005 and 2004, respectively)	308,608	325,202
Federal Home Loan Bank stock and other equity investments	75,445	56,867
Loans held for sale	156,740	326,007
Loans held in portfolio	5,838,660	4,050,741
Allowance for loan losses	(64,542)	(56,472)

Net loans held in portfolio	5,774,118	3,994,269

Accrued interest receivable	37,750	24,507
Premises and equipment, net	98,289	92,643
Goodwill	106,648	68,301
Core deposit intangibles, net	14,981	9,829
Mortgage servicing rights, net	10,642	7,747
Other assets	57,107	32,805

Total assets	$7,961,117	$6,315,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$558,649	$428,602
Interest-bearing deposits	5,705,520	4,787,260

Total deposits	6,264,169	5,215,862

Short-term borrowings	279,425	72,310
Subordinated debentures	146,000	136,000
Accrued interest payable	12,582	6,110
Long-term borrowings	562,033	334,952
Other liabilities	93,394	66,435

Total liabilities	7,357,603	5,831,669

Commitments and contingencies (Notes 22 and 23)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at December 31, 2005 and 2004; 94,037,878 and 91,131,824 shares issued and outstanding at December 31, 2005 and 2004, respectively	940	456
Additional paid-in capital	247,340	203,432
Retained earnings	375,220	286,622
Accumulated other comprehensive loss	(19,986)	(6,498)

Total stockholders’ equity	603,514	484,012

Total liabilities and stockholders’ equity	$7,961,117	$6,315,681

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2005	2004	2003

Interest and dividend income:
Loans	$333,159	$226,292	$191,754
Funds sold and due from banks	2,121	649	106
Investment and mortgage-backed securities:
Taxable	56,503	63,646	60,870
Non-taxable	10,617	9,477	7,532

Total interest and dividend income	402,400	300,064	260,262

Interest expense:
Deposits	123,317	67,267	68,724
Short-term borrowings	10,605	2,165	1,084
Subordinated debentures	9,353	8,185	7,922
Long-term borrowings	18,635	14,966	13,984

Total interest expense	161,910	92,583	91,714

Net interest income	240,490	207,481	168,548
Provision for loan losses	6,091	4,201	9,967

Net interest income after provision for loan losses	234,399	203,280	158,581

Noninterest income:
Commercial banking fees	10,607	8,254	6,650
Service charges on deposits	3,038	2,654	2,249
Gain (loss) on sale of securities, net	(5)	12,713	11,013
Gain on sale of SBA loans, net	3,356	1,463	3,030
Gain on sale of multifamily and commercial real estate loans, net	12,207	7,732	—
Unrealized loss on loans held for sale	(1,152)	—	—
Equity loss in other equity investments	(2,296)	(2,210)	(152)
Other fees	929	271	413

Total noninterest income	26,684	30,877	23,203

Noninterest expense:
Personnel	60,152	50,931	42,310
Occupancy	12,238	10,164	5,869
Data processing	6,847	5,896	4,826
Furniture and equipment	6,534	6,458	4,456
Professional fees and contracted services	10,763	7,496	5,802
Deposit insurance	742	774	695
Communication	955	1,287	1,066
Core deposit intangible amortization	1,345	1,282	1,762
Loss on extinguishment of subordinated debentures and secured borrowings	1,246	—	—
Other general and administrative	16,091	14,865	13,422

Total noninterest expense	116,913	99,153	80,208

Income before income tax expense	144,170	135,004	101,576
Income tax expense	46,344	49,401	36,938

Net income	$97,826	$85,603	$64,638

Earnings per share:
Basic	$1.06	$0.95	$0.74

Diluted	$1.02	$0.90	$0.71

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)(1)	Equity	Income

Balance at December 31, 2002.	84,037,456	$210	$124,440	$148,664	$9,053	$282,367
Net income	—	—	—	64,638	—	64,638	$64,638
Other comprehensive loss, net of tax benefit of $8,905	—	—	—	—	(12,298)	(12,298)	(12,298)

Comprehensive income	—	—	—	—	—	—	$52,340

Stock options exercised, including related tax benefit	1,458,286	7	14,785	—	—	14,792
Cash dividend of $0.06 per share	—	—	—	(5,031)	—	(5,031)
Shares issued in connection with acquisition of First Continental Bank	4,581,014	23	69,975	—	—	69,998
Stock split	—	210	(210)	—	—	—

Balance at December 31, 2003	90,076,756	450	208,990	208,271	(3,245)	414,466
Net income	—	—	—	85,603	—	85,603	$85,603
Other comprehensive loss, net of tax benefit of $2,364	—	—	—	—	(3,253)	(3,253)	(3,253)

Comprehensive income	—	—	—	—	—	—	$82,350

Stock options exercised, including related tax benefit	1,055,068	6	11,233	—	—	11,239
Cash dividend of $0.08 per share	—	—	—	(7,252)	—	(7,252)
Adjustment to purchase consideration in connection with acquisition of First Continental Bank (Note 10)	—	—	(16,791)	—	—	(16,791)

Balance at December 31, 2004	91,131,824	$456	$203,432	$286,622	$(6,498)	$484,012
Net income	—	—	—	97,826	—	97,826	$97,826
Other comprehensive income, net of tax benefit of $9,899	—	—	—	—	(13,488)	(13,488)	(13,488)

Comprehensive income	—	—	—	—	—	—	$84,338

Stock options exercised, including related tax benefit	786,614	6	7,670	—	—	7,676
Cash dividend of $0.10 per share	—	—	—	(9,228)	—	(9,228)
Shares issued in connection with acquisition of:
Pacifica Bancorp, Inc.	1,241,194	12	21,080	—	—	21,092
Asian American Bank & Trust Company	878,246	9	15,615	—	—	15,624
Stock split	—	457	(457)	—	—	—

Balance at December 31, 2005.	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

(1)	Accumulated Other Comprehensive Income (Loss) arises solely from net unrealized gains (losses) on investment and mortgage-backed securities available for sale, presented net of tax.

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$97,826	$85,603	$64,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,091	4,201	9,967
Amortization of net deferred loan fees	(6,262)	(5,285)	(4,169)
Amortization of net securities premiums and discounts	103	1,688	9,259
Federal Home Loan Bank stock dividend	(1,351)	(1,009)	(1,161)
First Continental Bank acquisition purchase price adjustment	—	2,345	—
Bank of Canton of California acquisition purchase price adjustment	—	—	2,863
Amortization of intangibles	3,642	2,670	2,191
Depreciation and amortization of premises and equipment	8,543	6,851	5,753
Gain on sale of loans held in portfolio, securities, and other assets, net	(5,640)	(21,519)	(14,002)
Unrealized loss on loans held for sale	1,152	—	—
Equity loss in other equity investments	2,296	2,210	152
Loss on extinguishment of subordinated debentures and secured borrowings	1,246	—	—
Other, net	(2,037)	(203)	(181)
Changes in operating assets and liabilities:
Decrease in loans originated for sale	44,173	—	—
Decrease (increase) in accrued interest receivable	(11,971)	(2,751)	1,939
Decrease (increase) in other assets	(11,146)	(11,618)	3,212
Increase (decrease) in accrued interest payable	5,065	(2,236)	(3,509)
Increase (decrease) in other liabilities	29,901	20,023	(10,174)

Net cash provided by operating activities	161,631	80,970	66,778

Cash flows from investing activities:
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	(2,312)	—	—
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	(4,993)	—	—
Cash acquired from purchase of First Continental Bank, net of cash paid	—	—	45,594
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	418,294	756,762	599,316
Purchases	(486,062)	(1,442,128)	(1,079,454)
Sales	114,991	821,821	953,143
Called	22,000	68,136	98,932
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	26,296	28,278	11,807
Purchases	(9,892)	(69,074)	(184,691)
Proceeds from redemption of Federal Home Loan Bank stock	9,725	—	10,206
Purchase of Federal Home Loan Bank stock	(20,623)	—	(2,793)
Funding of other equity investments	(12,529)	(6,388)	(6,235)
Proceeds from the sale of loans held in portfolio	206,615	479,660	136,222
Loans held in portfolio originated and purchased, net of principal collections	(1,614,022)	(1,202,029)	(935,211)
Purchases of premises and other equipment	(6,915)	(12,444)	(9,459)
Capitalization of loan servicing rights	(5,192)	(5,209)	(1,963)
Other investing activities, net	201	(74)	1,380

Net cash used in investing activities	(1,364,418)	(582,689)	(363,206)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	155,806	517,744	318,135
Net increase (decrease) in time deposits	631,701	214,597	(157,211)
Net increase (decrease) in short-term borrowings	156,214	(167,824)	152,634
Proceeds from long-term borrowings	266,520	70,000	—
Principal payments of long-term borrowings	(17,916)	—	—
Proceeds from issuance of subordinated debentures	40,000	—	—
Redemption of subordinated debentures	(30,000)	—	—
Proceeds from stock option exercises	3,863	5,560	5,433
Payment of cash dividend on common stock	(8,700)	(6,780)	(4,731)

Net cash provided by financing activities	1,197,488	633,297	314,260

Net increase (decrease) in cash and cash equivalents	(5,299)	131,578	17,832
Cash and cash equivalents at beginning of year	208,364	76,786	58,954

Cash and cash equivalents at end of year	$203,065	$208,364	$76,786

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

      UCBH Holdings, Inc. (“UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” and “our”), a California state-chartered commercial bank. Additionally, UCBH owns all of the common stock of seven special purpose trusts created specifically to issue guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. UCB offers a full range of commercial and consumer banking products through its retail branches and other banking offices in the states of California, Washington, Massachusetts and New York, and internationally through its full-service branch in Hong Kong. UCB also has representative offices in Shenzhen, China and Taipei, Taiwan. UCB through its wholly owned subsidiary, California Canton International Bank (Cayman) Ltd., is licensed to conduct banking business under a Category “B” Bank & Trust license granted by the Government of the Cayman Islands. UCB also engages in the offer and sale of variable life and annuity insurance products, mutual funds and certain equity securities to the clients of its registered representatives through its wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”). UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”).

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company. The consolidated results exclude the special purpose trusts referred to above. These trusts are excluded pursuant to Financial Accounting Standards Board (the “FASB”) Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, issued in December of 2003. As a result, UCBH is not deemed to be the primary beneficiary of these trusts.

Reclassifications

      Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the December 31, 2005, presentation.

      On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of operations for the years ended December 31, 2004 and 2003, have been adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, and the statement of changes in stockholders’ equity and comprehensive income (loss) for the years ended December 31, 2004 and 2003, have also been adjusted to take into account the stock split.

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimated results.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and noninterest-bearing deposits, federal funds sold and securities purchased under agreements to resell. For purposes of the statements of cash flows, the Company

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

      UCB is required to maintain cash reserves in a noninterest-bearing account at the Federal Reserve Bank of San Francisco. Through the Federal Reserve Bank, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the Federal Reserve Bank. UCB received interest on these sales at the prevailing Federal Funds rate.

      UCB periodically purchases securities under agreements to resell (repurchase agreements). The amounts advanced under such agreements represent short-term loans. During the agreement period, the securities are maintained by a dealer under a written custodial agreement that explicitly recognizes UCB’s interest in the securities.

Investment and Mortgage-Backed Securities

      UCB classifies its investment and mortgage-backed securities according to their purpose and holding period. Gains and losses on the sale of securities are recognized on a trade-date basis using the specific identification method and recorded in noninterest income. UCB does not maintain a trading account for securities.

      Investment and mortgage-backed securities that have been classified as held to maturity are carried at cost, adjusted for the amortization of premiums and accretion of discounts. Cost is determined on a specific identification basis. Upon purchase, UCB has the ability and intent to hold the held to maturity securities in its portfolio until maturity.

      Securities that are held to meet investment objectives, such as interest rate risk and liquidity management, and may be sold to implement management strategies are classified as available for sale. Investment and mortgage-backed securities that might be sold prior to maturity are classified as available for sale and are carried at fair value. Fair value is generally determined by the quoted market price of the market security, but if a quoted market price is not available, the fair value is extrapolated from the quoted prices of similar instruments. Unrealized holding gains or losses, net of applicable taxes, are recorded as a component of comprehensive income. Declines in fair values that are deemed other-than-temporary impairment, if any, are reported in noninterest income.

      Premiums and discounts on investment and mortgage-backed securities are amortized against interest income, using the interest method, with the amortization period based on the expected lives of the underlying securities.

Loans Held for Sale

      Loans that have been identified with the intention to sell are carried at the lower of aggregate cost or market value.

Loans Held in Portfolio

      Loans are carried at their principal balance outstanding, net of premiums and discounts and unearned income. Premiums and discounts are recognized generally as an adjustment of loan yield by the interest method based on the contractual term of the loans. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the expected

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

life of the loan using the interest method. Amortization of net deferred loan fees is discontinued on nonperforming loans. Interest is accrued as earned.

Nonaccrual Loans

      Loans are generally placed on nonaccrual status when the payments of principal and interest become 90 days past due, or earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. Any accrued and unpaid interest on such loans is reversed and charged against current interest income. A loan may be returned to accrual status when all delinquent interest and principal becomes current in accordance with the terms of the loan agreement or when the loan becomes both well secured and in the process of collection.

      UCB generally recognizes interest income on nonaccrual loans to the extent received in cash. However, where there is doubt regarding the ultimate collectibility of the loan principal, cash receipts, whether designated as principal or interest, are applied to reduce the carrying value of the loan.

Impaired and Restructured Loans

      UCB considers a loan to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Performing restructured loans are not placed on nonaccrual status.

      When evaluating loans for possible impairment, UCB makes a loan-by-loan assessment for impairment when and while such loans are on nonaccrual status or whether the loan has been restructured. When a loan has been identified as being impaired, the amount of impairment is measured by using the loan’s discounted cash flows, except in situations where it is determined that the primary remaining source of repayment is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated costs to sell, is used in place of discounted cash flows. UCB does not apply the loan-by-loan evaluation process described above to large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, such as residential mortgage (one-to-four family) loans, home equity loans, and other consumer loans.

      If the measurement of an impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. UCB’s charge-off policy with respect to impaired loans is similar to its charge-off policy for all loans. Specifically, loans are charged off at the point where they are considered uncollectible.

Allowance for Loan Losses

      The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.

      UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct allowance components: an allowance applied to the portfolio as a whole and a specific allowance for loans deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

be impaired or otherwise exhibit specific problems are excluded from the allowance analysis and assessed individually.

      Loans are considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

      In assessing the adequacy of the allowance, UCB utilizes the application of an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the portfolio, growth in the portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.

      UCB then divides the loan portfolio into major segments based primarily on loan type, after which loss factors are applied to the portfolio segments. These loss factors have been developed from historical charge-off experience, reviews of regional trends in collateral values, portfolio segment delinquency and classification trends, portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for our heterogeneous loan portfolio, we perform comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach.

      During 2005, UCB continued its ongoing process of evaluating the loss factors in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. Upon completion of these evaluations, the loss factors applicable to the construction and commercial loan portfolios were revised and lowered, since the evaluations determined that the inherent risk in the portfolio had been decreased due to stronger identification, administration and action plan implementation on credits in these portfolios. In addition, UCB decided to segregate its commercial real estate and commercial loans that are secured by cash and reduced the associated loss factors to better reflect the inherent risk in this loan segment.

      In assessing the adequacy of the specific allowance, UCB applies the expected loss factors used by the banking regulators for classified and criticized loans. These factors are 5% for loans classified as “watch”, 10% for loans classified “special mention”, 20% to 30% for “substandard”, 50% for “doubtful” and 100% for “loss”.

      UCB also estimates an allowance for loan losses related to unfunded commitments. In assessing the adequacy of this allowance, UCB uses a process similar to the one we use in estimating the allowance for loan losses. Loss factors have been developed based upon historical experience with regard to the portions of these commitments that eventually become funded. During 2005, UCB updated the loss factors associated with these commitments based upon current experience. The factors were lowered as a result of these evaluations, reflecting continued improvement in the losses associated with these exposures.

      Management believes that, as of December 31, 2005 and 2004, the allowance for loan losses was adequate based on information available at the time. If the economy weakens in UCB’s principal market areas, UCB’s loan portfolios could be adversely affected and higher charge-offs and increases in nonperforming assets could result. Such an adverse impact could also require a larger allowance for loan losses and could result in increased charge-offs.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

Premises and Equipment

      Premises and equipment are carried at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are determined on a straight-line basis over the estimated useful lives. Terms range from three to ten years for furniture, equipment, and computer software, and from forty to fifty years for premises. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Other Real Estate Owned (“OREO”)

      Foreclosed assets (other real estate owned) consist of properties acquired through, or in lieu of, foreclosure and are carried at the lower of cost or fair value less estimated selling costs. Cost includes the unpaid loan balance adjusted for applicable accrued interest, unamortized deferred loan fees and acquisition costs. In the event that the fair value less estimated selling costs is less than cost at the time of acquisition, the shortfall is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are reflected as charges to current operations. UCB had no OREO at December 31, 2005 and 2004.

Other Equity Investments

      UCB is subject to certain requirements of the Community Reinvestment Act (the “CRA”). The CRA generally requires the federal banking agencies to evaluate a financial institution in meeting the credit needs of its local communities, including low-income and moderate-income neighborhoods. UCB invests in CRA-qualified investments, such as affordable housing and small business investment companies. Such investments are included in Federal Home Loan Bank stock and other equity investments on the consolidated balance sheets. Affordable housing investments are accounted for using the equity method of accounting. Similarly, other limited partnership and limited liability investments of 5% and over are accounted for under the equity accounting method; minor interests less than 5% are accounted for under the cost basis. Under the equity method of accounting, UCB adjusts its cost basis by recognizing its share of the earnings or losses of the underlying investment. Under cost basis accounting, UCB’s cost basis in each investment is reduced by dividends or other distributions received until the cost of the individual investment is fully recovered. None of these investments meet the criteria of FIN No. 46 as referred to above and, therefore, are not consolidated. These investments totaled $36.4 million and $30.9 million as of December 31, 2005 and 2004, respectively.

Accounting for Acquisitions of Certain Financial Institutions

      Acquisitions are accounted for using the purchase method of accounting. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of the acquisition. Any excess of cost over the fair value of the net assets and other identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the statement of income from the date of acquisition forward.

Goodwill and Core Deposit Intangibles

      Goodwill resulting from the Company’s acquisitions is tested annually for impairment or more frequently if conditions arise that might indicate that an impairment has taken place. Identifiable intangible assets, namely core deposit intangibles, are amortized over their estimated period of benefit. Core deposit intangibles are also tested for impairment on a quarterly basis.

Securities Sold Under Agreements to Repurchase

      UCB periodically enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings. Accordingly, the

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

securities underlying the agreements remain in the asset accounts, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Under some agreements, the dealers may sell, lend, or otherwise dispose of the securities to other parties and agree to resell to UCB substantially identical securities at the maturities of the agreements.

Derivative Instruments and Hedging Activities

      Financial derivatives are instruments where a notional principal amount is tied to an underlying interest rate, currency exchange rate or other financial asset, index or pricing measure. Examples of derivative financial instrument are foreign exchange contracts (swaps and forwards), interest rate swaps, options, caps, floors, forwards, and similar instruments.

      UCB does not speculate on the future direction of interest or exchange rates. Nonetheless, UCB may from time to time enter into financial derivative transactions to mitigate interest rate exposures inherent in its assets, liabilities, or its net interest position and/or to hedge various market or foreign exchange risks. UCB may also engage in financial derivative transactions on behalf of customers and to facilitate their transactions.

      As of December 31, 2005 and 2004, UCB had no derivative transactions designated as hedges according to the relevant accounting criteria. UCB’s derivatives not accounted for as hedges are carried at fair value in the financial statements with any gains or losses reflected in noninterest expense and included in other general and administrative.

Accounting for Loan Sales

      UCB primarily sells loans on a whole loan basis with UCB either releasing or retaining the right to service the loans. When UCB does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the carrying value of the loans sold. If the loans are sold with UCB retaining the servicing rights, the gain or loss depends in part on the fair value attributed to the servicing rights.

      In calculating the gain or loss on such a sale, UCB allocates the cost basis of the loans sold between the assets sold and servicing rights and retained interests based on their relative fair values at the date of sale. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the loans sold. Since market quotes are generally not available for servicing assets, UCB estimates fair value based upon modeling techniques, which are based on the assumptions that UCB believes market participants would use for similar assets and liabilities.

Accounting for Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides a valuation allowance against net deferred tax assets to the extent that realization of the assets is not considered more likely than not. The Company and UCB file a consolidated federal income tax return and a combined California state income tax return.

      FASB Staff Position (“FSP”) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Job Creations Act of 2004 (“AJCA”), indicates that the lack of clarification of certain provisions within the AJCA and the timing of the enactment necessitate a practical

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

exception to the SFAS No. 109, requirement to reflect in the period of enactment the effect of the new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the AJCA on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings.

Accounting for Stock-Based Compensation

      The Company accounts for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, the Company records no stock-based employee compensation cost provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As of December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 18. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The impact on net income and earnings per share if we had expensed compensation cost for the Company’s stock-based compensation arrangements for the years ended December 31, 2005, 2004 and 2003, consistent with the provisions of SFAS No. 123 were as follows (dollars in thousands, except per share amounts):

	2005	2004	2003

Net income:
As reported	$97,826	$85,603	$64,638
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(25,917)	(6,367)	(4,452)

Pro forma net income	$71,909	$79,236	$60,186

Basic earnings per share:
As reported	$1.06	$0.95	$0.74
Pro forma	$0.78	$0.88	$0.69
Diluted earnings per share:
As reported	$1.02	$0.90	$0.71
Pro forma	$0.75	$0.83	$0.66

      UCBH’s Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded to employees, officers and directors on or before October 26, 2005, under its stock option plan. The effective date of the accelerated vesting was December 27, 2005. Stock options covering approximately 5.1 million shares of UCBH’s common stock were affected by this action, including approximately 1.9 million shares that are held by the Company’s executive officers and directors. Of the $25.9 million total pro forma stock-based compensation expense amount, $16.1 million related to accelerated vesting of the stock options for the year ended December 31, 2005. The number of shares, exercise prices and all of the other relevant terms and conditions applicable to the accelerated Options remained unchanged. By accelerating the vesting of these Options, the Company estimates that approximately $16.4 million of future compensation expense,

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

net of taxes, has been eliminated, of which $10.6 million would have been incurred in the year ending December 31, 2006.

      The decision to accelerate the vesting of the Options, which UCBH believes is in the best interests of its stockholders, was made primarily to reduce the impact of recording noncash compensation expense upon the implementation of SFAS No. 123R, starting January 1, 2006. SFAS No. 123R requires all share-based payments to employees, officers and directors, including grants of employee stock options, to be recognized as compensation expense in the Company’s financial statements over the vesting period of each award, based on their fair values at the grant date.

      The pro forma calculations require the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models as required by current accounting pronouncements also require subjective assumptions, including future stock price volatility, dividend yield, and expected time to exercise, which greatly affect the calculated values. The following weighted average assumptions were used in the Black-Scholes option-pricing model for options granted for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	0.60%	0.44%	0.60%
Volatility	29.03%	21.99%	21.18%
Risk-free interest rate	4.22%	4.24%	3.45%
Expected lives (years)	7.50	7.56	7.36

Earnings per Share

      The Company computes basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period, which is calculated using the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share, and accordingly, are excluded from the calculation.

Transfers of Financial Assets and Mortgage Servicing Rights

      UCB accounts for transfers of financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 requires application of a financial component’s approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also distinguishes transfers of financial assets that are sales from transfers of financial assets that are secured borrowings. UCB recognizes as servicing assets, rights to service loans it does not own but services for others for a fee.

      Mortgage servicing rights are carried at the lower of cost or fair value and are amortized in proportion to and over the period of the estimated net servicing revenue.

      In determining fair value, UCB stratifies its mortgage servicing rights based on the risk characteristics of the underlying loan pools. The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that UCB believes market participants would use for similar assets.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

      If UCB determines that the impairment for a stratum is temporary, a valuation allowance is recognized through a charge to current earnings for the amount the amortized balance exceeds the current fair value. If the fair value of the stratum were to later increase, the reduction of the valuation allowance may be recorded as a recovery through income.

      UCB evaluates other-than-temporary impairment of mortgage servicing rights by considering both historical and projected trends in interest rates, pay off activity and whether the impairment could be recovered through interest rate increases. If UCB determines that an impairment for a stratum is other-than-temporary, the value of the mortgage servicing rights and any related valuation allowance is written down with a corresponding charge to expense. A direct write-down permanently reduces the carrying value of the mortgage servicing rights.

      Additionally, UCB exchanges either multifamily or residential mortgage (one-to-four family) loans for Federal National Mortgage Association (“FNMA”) securities. These internal securitizations do not have a cash impact to UCB, since selected loans from UCB’s loan portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in UCB’s loan portfolio. The FNMA securities are generally held as available for sale (“AFS”) securities in UCB’s investment and mortgage-backed securities portfolio. Since UCB retains all of the securities issued by FNMA in the securitization, no gain or loss is recognized on the exchange transaction. UCB continues to service the loans included in these securitizations. Servicing rights related to these internal securitizations are not material.

Translation of Foreign Currencies

      UCB considers the functional currency of its foreign branch to be the United States dollar. Accordingly, UCB remeasures monetary assets and liabilities at year-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, which is remeasured at historical rates. Foreign currency transaction gains and losses are recognized in income in the period of occurrence.

2.	Recent Accounting Pronouncements

Accounting for Certain Hybrid Financial Instruments

      In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

      In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to reporting periods beginning after December 15, 2005. We do not expect FSP 115-1 will have a material impact on our financial position, results of operations, or cash flows.

Determining Whether to Aggregate Operating Segments

      In June 2005, the Emerging Issues Task Force (the “EITF”) reached a consensus on EITF No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF No. 04-10 provides guidance on SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and how to determine whether operating segments, which do not meet certain quantitative thresholds, may be aggregated and reported as a single operating segment. The EITF is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination

      In June 2005, the EITF reached a consensus on EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination, which was modified in September 2005. EITF No. 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination or when leasehold improvements are purchased after lease inception. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Changes and Error Correction

      On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Stock-Based Compensation

      On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed under APB Opinion No. 25, and requires that such transactions be accounted for using a fair value-based method. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards,

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

share appreciation rights, and employee share purchase plans. For the Company, SFAS No. 123R became effective as of January 1, 2006.

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

      Effective January 1, 2006, the Company adopted the modified prospective method to account for share-based compensation as allowed by SFAS No. 123. Depending on the level of future option grants, the adoption of SFAS No. 123R may have a material impact on the Company’s future financial position and results of operation.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

      In December 2003, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position (“SOP”) 03-3, which addresses accounting for loans or debt securities acquired in a transfer and the resulting differences between contractual cash flows and cash flows expected to be collected. SOP 03-3 limits the yield that may be accreted into income to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows over the investor’s initial investment in the loan. SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance. In addition, SOP 03-3 prohibits “carrying over” or creating valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of individual loans, pools of loans and loans acquired in a purchase business combination. SOP 03-3 does not apply to loans originated by UCB.

      SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. For loans acquired in fiscal years beginning on or before December 15, 2004, decreases in cash flows expected to be collected should be applied prospectively. The adoption of SOP 03-3 did not have a material impact on the financial condition or operating results of the Company.

3.     Business Combinations

Pacifica Bancorp, Inc.

      UCBH and Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005. On October 31, 2005, UCBH completed its acquisition of Pacifica for a total consideration of approximately $41.6 million consisting of 1,241,194 shares of UCBH’s common stock valued at $21.1 million and $19.4 million in cash, which includes $2.9 million related to the cash-out of the outstanding stock options of Pacifica, and $1.1 million of direct acquisition costs. The results of Pacifica’s operations have been included in the consolidated financial statements since that date.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations — (Continued)

      The purchase price, including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price includes goodwill, which will be tested for impairment at least annually. Additionally, goodwill is not expected to be deductible for income tax purposes. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$17,949
Investment and mortgage-backed securities available for sale	13,522
Investment and mortgage-backed securities held to maturity	256
FHLB stock	635
Loans held in portfolio, net	136,968
Accrued interest receivable	691
Premises and equipment	1,093
Goodwill	23,277
Core deposit intangibles	3,800
Other assets	3,854

Total assets acquired	202,045

Deposits	148,733
Accrued interest payable	836
Short-term borrowings	163
Long-term borrowings	8,698
Other liabilities	2,006

Total liabilities assumed	160,436

Total allocation of purchase price	$41,609

Asian American Bank & Trust Company

      UCBH and Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of August 2, 2005. On November 28, 2005, UCBH completed its acquisition of AABT for a total consideration of approximately $34.6 million consisting of 878,246 shares of UCBH’s common stock valued at $15.6 million and $18.2 million in cash and $743,000 of direct acquisition costs. The results of AABT’s operations have been included in the consolidated financial statements since that date.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Business Combinations — (Continued)

      The purchase price, including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price includes goodwill, which will be tested for impairment at least annually. Additionally, goodwill is not expected to be deductible for income tax purposes. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$13,982
Investment and mortgage-backed securities available for sale	27,590
FHLB stock	346
Loans held in portfolio, net	86,010
Accrued interest receivable	581
Premises and equipment	6,307
Goodwill	15,070
Core deposit intangibles	2,900
Other assets	766

Total assets acquired	153,552

Deposits	112,067
Accrued interest payable	571
Long-term borrowings	2,441
Other liabilities	3,874

Total liabilities assumed	118,953

Total allocation of purchase price	$34,599

Great Eastern Bank

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

      The transaction may be terminated or renegotiated for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of the UCBH common stock in relation to the market value of a defined group of specified financial institutions as a whole, unless UCBH agrees to increase the amount of total consideration paid in connection with the merger. Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger. If either GEB or UCBH terminates the transaction upon certain conditions, such party shall pay a “break-up fee” to the other. Subsequent to UCBH’s agreement with GEB, another bank submitted an offer to purchase GEB.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Cash and Due from Banks

      The components of interest-bearing and noninterest-bearing cash and due from banks at December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Interest-bearing	$99,070	$16,556
Noninterest-bearing	101,002	57,308

Cash and due from banks	$200,072	$73,864

      UCB is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank of San Francisco. At December 31, 2005 and 2004, the reserve requirement was $13.1 million and $6.8 million, respectively.

5.     Investment and Mortgage-Backed Securities

      The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2005, were as follows (dollars in thousands):

					Less Than 12 Months		12 Months or More		Total
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Trust preferred securities	$33,443	$—	$(497)	$32,946	$18,671	$(272)	$4,275	$(225)	$22,946	$(497)
Federal agency notes	159,655	2	(4,472)	155,185	55,428	(381)	96,850	(4,091)	152,278	(4,472)
Other	11,012	—	(101)	10,911	10,911	(101)	—	—	10,911	(101)

Total investment securities available for sale	204,110	2	(5,070)	199,042	85,010	(754)	101,125	(4,316)	186,135	(5,070)

Mortgage-backed securities available for sale:
FNMA	355,135	2	(10,947)	344,190	162,309	(3,373)	180,746	(7,574)	343,055	(10,947)
GNMA	88,184	—	(3,151)	85,033	17,553	(487)	67,480	(2,664)	85,033	(3,151)
FHLMC	302,540	5	(10,229)	292,316	157,234	(4,007)	133,184	(6,222)	290,418	(10,229)
Other	202,264	—	(5,121)	197,143	76,747	(1,253)	120,396	(3,868)	197,143	(5,121)

Total mortgage-backed securities available for sale	948,123	7	(29,448)	918,682	413,843	(9,120)	501,806	(20,328)	915,649	(29,448)

Total investment and mortgage-backed securities available for sale	1,152,233	9	(34,518)	1,117,724	498,853	(9,874)	602,931	(24,644)	1,101,784	(34,518)

Investment securities held to maturity:
Municipal securities	225,573	6,943	(237)	232,279	18,379	(144)	3,342	(93)	21,721	(237)

Mortgage-backed securities held to maturity:
FNMA	5,112	—	(189)	4,923	—	—	4,923	(189)	4,923	(189)
GNMA	77,261	—	(1,128)	76,133	66,867	(729)	9,266	(399)	76,133	(1,128)
FHLMC	662	—	(23)	639	—	—	639	(23)	639	(23)

Total mortgage-backed securities held to maturity	83,035	—	(1,340)	81,695	66,867	(729)	14,828	(611)	81,695	(1,340)

Total investment and mortgage-backed securities held to maturity	308,608	6,943	(1,577)	313,974	85,246	(873)	18,170	(704)	103,416	(1,577)

Total securities	$1,460,841	$6,952	$(36,095)	$1,431,698	$584,099	$(10,747)	$621,101	$(25,348)	$1,205,200	$(36,095)

      As of December 31, 2005, the net unrealized loss on securities was $29.1 million. The net unrealized loss on securities that are available for sale was $34.5 million. Net of tax benefit of $14.5 million, the unrealized $20.0 million loss is included in other comprehensive income as a reduction to stockholders’ equity. The $5.4 million net gain between the carrying value and market value of securities that are held to maturity has

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment and Mortgage-Backed Securities — (Continued)

not been recognized in the financial statements for the year ended December 31, 2005. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates and UCB intent and has the ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.

      The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2004, were as follows (dollars in thousands):

					Less Than 12 Months		12 Months or More		Total
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Trust preferred securities	$18,441	$28	$(250)	$18,219	$3,960	$(40)	$9,290	$(210)	$13,250	$(250)
Federal agency notes	232,594	87	(2,635)	230,046	152,451	(478)	64,818	(2,157)	217,269	(2,635)

Total investment securities available for sale	251,035	115	(2,885)	248,265	156,411	(518)	74,108	(2,367)	230,519	(2,885)

Mortgage-backed securities available for sale:
FNMA	366,307	866	(4,076)	363,097	210,437	(1,957)	65,572	(2,119)	276,009	(4,076)
GNMA	106,501	79	(1,508)	105,072	65,670	(1,173)	12,971	(335)	78,641	(1,508)
FHLMC	288,789	495	(3,319)	285,965	108,720	(1,131)	68,595	(2,188)	177,315	(3,319)
Other	167,719	81	(1,059)	166,741	145,856	(1,059)	—	—	145,856	(1,059)

Total mortgage-backed securities available for sale	929,316	1,521	(9,962)	920,875	530,683	(5,320)	147,138	(4,642)	677,821	(9,962)

Total investment and mortgage-backed securities available for sale	1,180,351	1,636	(12,847)	1,169,140	687,094	(5,838)	221,246	(7,009)	908,340	(12,847)

Investment securities held to maturity:
Municipal securities	215,594	7,415	(712)	222,297	10,457	(75)	19,765	(637)	30,222	(712)

Mortgage-backed securities held to maturity:
FNMA	5,765	—	(76)	5,689	5,689	(76)	—	—	5,689	(76)
GNMA	102,439	489	(333)	102,595	8,396	(18)	12,075	(315)	20,471	(333)
FHLMC	1,404	—	(16)	1,388	1,388	(16)	—	—	1,388	(16)

Total mortgage-backed securities held to maturity	109,608	489	(425)	109,672	15,473	(110)	12,075	(315)	27,548	(425)

Total investment and mortgage-backed securities held to maturity	325,202	7,904	(1,137)	331,969	25,930	(185)	31,840	(952)	57,770	(1,137)

Total securities	$1,505,553	$9,540	$(13,984)	$1,501,109	$713,024	$(6,023)	$253,086	$(7,961)	$966,110	$(13,984)

      As of December 31, 2004, the total unrealized loss on securities was $4.4 million. The net unrealized loss on securities that are available for sale was $11.2 million. Net of tax benefit of $4.7 million, the unrealized $6.5 million loss is included as a reduction to stockholders’ equity. The $6.8 million gain between the carrying value and market value of securities that are held to maturity has not been recognized in the financial statements for the year ended December 31, 2004.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investment and Mortgage-Backed Securities — (Continued)

      The scheduled contractual maturities on investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 2005, were as follows (dollars in thousands):

	Amortized Cost					Market Value

		After 1	After 5				After 1	After 5
		Year	Years				Year	Years
	Within	Through	Through	After		Within	Through	Through	After
Description	1 Year	5 Years	10 Years	10 Years	Total	1 Year	5 Years	10 Years	10 Years	Total

Investment securities available for sale:
Trust preferred securities	$—	$—	$—	$33,443	$33,443	$—	$—	$—	$32,946	$32,946
Federal agency notes	10,000	56,718	92,937	—	159,655	9,929	56,108	89,148	—	155,185
Other	1,012	—	—	10,000	11,012	1,011	—	—	9,900	10,911

Total investment securities available for sale	11,012	56,718	92,937	43,443	204,110	10,940	56,108	89,148	42,846	199,042

Mortgage-backed securities available for sale:
FNMA	—	7,081	30,426	317,628	355,135	—	6,836	29,676	307,678	344,190
GNMA	—	—	—	88,184	88,184	—	—	—	85,033	85,033
FHLMC	—	8,082	35,419	259,039	302,540	—	7,771	34,774	249,771	292,316
Other	—	—	—	202,264	202,264	—	—	—	197,143	197,143

Total mortgage-backed securities available for sale	—	15,163	65,845	867,115	948,123	—	14,607	64,450	839,625	918,682

Total investment and mortgage-backed securities available for sale	11,012	71,881	158,782	910,558	1,152,233	10,940	70,715	153,598	882,471	1,117,724

Investment securities held to maturity:
Municipal securities	—	—	1,323	224,250	225,573	—	—	1,395	230,884	232,279

Mortgage-backed securities held to maturity:
FNMA	—	—	—	5,112	5,112	—	—	—	4,923	4,923
GNMA	—	—	—	77,261	77,261	—	—	—	76,133	76,133
FHLMC	—	—	—	662	662	—	—	—	639	639

Total mortgage-backed securities held to maturity	—	—	—	83,035	83,035	—	—	—	81,695	81,695

Total investment and mortgage-backed securities held to maturity	—	—	1,323	307,285	308,608	—	—	1,395	312,579	313,974

Total securities	$11,012	$71,881	$160,105	$1,217,843	$1,460,841	$10,940	$70,715	$154,993	$1,195,050	$1,431,698

      The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities since borrowers may have the right to prepay obligations before underlying mortgages mature.

      Approximately $320.9 million and $311.4 million of investment and mortgage-backed securities have been pledged to secure borrowings entered into by UCB at December 31, 2005 and 2004, respectively, more fully described in Note 14. UCB has also pledged $460.0 million and $463.2 million of its investment securities as collateral for public deposits as of December 31, 2005 and 2004, respectively.

      For the year ended December 31, 2005, proceeds from the sale of available for sale securities totaled $115.0 million, with gross realized gains of $1.8 million and gross realized losses of $1.8 million. For the year ended December 31, 2004, proceeds from the sale of available for sale securities totaled $821.8 million, with gross realized gains of $14.8 million and gross realized losses of $2.1 million. Proceeds from the sale of available for sale securities for the year ended December 31, 2003, totaled $953.3 million, with gross realized gains of $18.4 million and gross realized losses of $7.4 million

      There were no mortgage-backed securities sold under agreements to repurchase for the years ended December 31, 2005, 2004 and 2003. When UCB enters into these transactions, the obligations generally mature within one year and generally represent agreements to repurchase the same securities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Federal Home Loan Bank Stock and Other Equity Investments

      UCB, along with all financial institutions, must own stock in the Federal Home Loan Bank (“FHLB”) to have access to FHLB’s products and services. The stock does not trade on a stock market, but may be issued, exchanged, redeemed, and repurchased by the FHLB only at its stated par value. The stock is redeemable by a shareholder on five years’ written notice, subject to certain conditions. The FHLB can redeem its stock with 15 days written notice and at quarterly intervals if the member has stock in excess of 115% of its calculated requirement. Additionally, the FHLB declares stock or cash dividends each calendar quarter. The Company’s other equity investments consist primarily of CRA investments (see Note 1).

      The components of FHLB stock and other equity investments as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

FHLB stock	$39,070	$25,940
Other equity investments	36,375	30,927

FHLB stock and other equity investments	$75,445	$56,867

      During the three months ended December 31, 2004, the Company recognized a liability of $10.4 million, and a corresponding increase in CRA investments, for delayed equity contributions that are unconditional and legally binding related to affordable housing investments.

7.     Loans Held for Sale

      The components of loans held for sale as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Commercial:
Secured by real estate — nonresidential	$154,087	$26,882
Secured by real estate — multifamily	—	295,788
Business	2,653	3,337

Loans held for sale(1)	$156,740	$326,007

(1)	Includes net unamortized deferred loan fees of $372,000 at December 31, 2005, and net unamortized deferred loan costs of $535,000 at December 31, 2004.

     Significant market changes in 2005 prompted a comprehensive review of UCB’s business strategy in the multifamily real estate lending business. In response to this business strategy review, UCB transferred $235.9 million of multifamily real estate loans from held for sale to held in portfolio in September 2005.

      During September 2005, the Company determined that the level of its commercial real estate loans was reaching its internally set informal guidelines for these loans, which is calculated as a percentage of risk-based capital. As such, $265.1 million of commercial real estate loans were transferred from held in portfolio to held for sale.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Loans Held in Portfolio and Allowance for Loan Losses

      The components of loans held in portfolio as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Commercial:
Secured by real estate — nonresidential	$2,307,381	$1,943,868
Secured by real estate — multifamily	1,506,848	866,079
Construction	494,841	289,936
Business	863,935	468,128

Total commercial loans	5,173,005	3,568,011

Consumer:
Residential mortgage (one-to-four family)	613,988	434,423
Other	51,667	48,307

Total consumer loans	665,655	482,730

Loans held in portfolio (1)	5,838,660	4,050,741
Allowance for loan losses	(64,542)	(56,472)

Net loans held in portfolio	$5,774,118	$3,994,269

(1)	Includes net unamortized deferred loan fees of $7.4 million and $7.3 million at December 31, 2005 and 2004, respectively.

     The components of loans held in portfolio by interest rate type as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Adjustable-rate loans	$2,951,945	$2,603,889
Intermediate fixed-rated loans	1,711,915	881,744
Fixed-rate loans	1,182,198	572,419

Loans held in portfolio (1)	$5,846,058	$4,058,052

(1)	Excludes net unamortized deferred loan fees of $7.4 million and $7.3 million at December 31, 2005 and 2004, respectively.

     As of December 31, 2005 and 2004, residential mortgage (one-to-four family) and multifamily loans with a book value and market value of $3.95 billion and $1.47 billion were pledged to secure FHLB advances, respectively (see Note 14).

      Impaired loans as of December 31, 2005, 2004, and 2003, were as follows (dollars in thousands):

	2005	2004	2003

Impaired loans with a valuation allowance	$16,267	$14,808	$4,965
Impaired loans without a valuation allowance	8,273	136	—

Total impaired loans	$24,540	$14,944	$4,965

Allowance for impaired loans under SFAS No. 114	$3,221	$3,592	$2,128

Interest income recognized on impaired loans during the year	$183	$—	$—

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Loans Held in Portfolio and Allowance for Loan Losses — (Continued)

      Our average recorded investment in impaired loans for the year ended December 31, 2005 and 2004, was $32.1 million and $17.4 million, respectively. Except for two impaired loans that were well secured and in process of collection, all other impaired loans as of December 31, 2005 and 2004, were included in nonaccrual loans. Loans of approximately $19.1 million and $12.6 million were on nonaccrual status at December 31, 2005 and 2004, respectively.

      Loans past due ninety days and still accruing as of December 31, 2005 and 2004, were $5.4 million and $3.1 million, respectively.

      The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Balance at beginning of year:
Allowance for loan losses	$56,472	$58,126	$48,865
Allowance for losses — unfunded commitments	3,940	2,737	—

Total allowance for losses at beginning of the year	60,412	60,863	48,865
Provision for losses	6,091	4,202	9,967
Loans charged off	(1,614)	(4,798)	(3,349)
Recoveries of loans previously charged off	123	145	1,352
Adjustment — acquired through business combinations	2,932	—	4,028

Total allowance for losses at end of year	$67,944	$60,412	$60,863

Allowance for loan losses	$64,542	$56,472	$58,126
Allowance for losses — unfunded commitments	3,402	3,940	2,737

Total allowance for losses at end of year	$67,944	$60,412	$60,863

9.     Premises and Equipment

      The components of premises and equipment as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Land	$9,566	$9,126
Buildings	103,591	94,254
Leasehold improvements	25,685	25,656
Computer software	8,231	7,803
Equipment, furniture and fixtures	30,968	28,251

Gross premises and equipment	178,041	165,090
Accumulated depreciation and amortization	(79,752)	(72,447)

Premises and equipment, net	$98,289	$92,643

      Total depreciation and amortization expense was $8.5 million, $6.8 million and $5.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

      Rental income is included in occupancy expense in the consolidated statements of operations and totaled $7.8 million, $7.7 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003,

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Premises and Equipment — (Continued)

respectively. The future noncancelable minimum lease payment receivables as of December 31, 2005, are as follows (dollars in thousands):

2006	$3,930
2007	2,733
2008	2,130
2009	1,524
2010	344
2011 and thereafter	454

Total	$11,115

10.     Goodwill

      The activity in goodwill for years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Balance at beginning of year	$68,301	$87,437	$46,052
Pacifica Bancorp, Inc. acquisition	23,277	—	—
Asian American Bank & Trust Company acquisition	15,070	—	—
First Continental Bank acquisition	—	—	44,248
First Continental Bank acquisition purchase price adjustment	—	(19,136)	—
Bank of Canton of California acquisition purchase price adjustment	—	—	(2,863)

Balance at end of year	$106,648	$68,301	$87,437

      We performed our annual goodwill impairment review as of September 30, 2005 and 2004, and the review determined that no impairment existed.

      During the three months ended December 31, 2004, the Company determined that the initial purchase price calculation related to the acquisition of First Continental Bank was based on the Company’s common stock per share price on the closing date of the acquisition instead of the proper per share average stock price at the announcement date. As a result, goodwill and additional paid-in capital was reduced by $16.8 million. During the three months ended June 30, 2004, the Company finalized its purchase accounting with respect to the First Continental Bank acquisition, which resulted in a $2.3 million reduction to goodwill. Additionally, for the year ended December 31, 2003, the Company finalized its purchase accounting with respect to the Bank of Canton of California acquisition, which resulted in a $2.9 million reduction to goodwill.

11.     Core Deposit Intangibles

      The gross carrying amount and the associated accumulated amortization for core deposit intangibles as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Core deposit intangibles, gross	$19,597	$13,100
Accumulated amortization	(4,616)	(3,271)

Core deposit intangibles, net	$14,981	$9,829

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Core Deposit Intangibles — (Continued)

      Core deposit intangibles were reviewed for impairment based on actual deposit run-off during the year ended December 31, 2005, and the reviews determined that there were impairments of $58,000 and $145,000 at December 31, 2005, and September 30, 2005, respectively. The $203,000 write-down of core deposit intangibles is included in other general and administrative expenses for the year ended December 31, 2005. The activity in net core deposit intangibles for the years ended December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005	2004	2003

Balance at beginning of period	$9,829	$11,111	$10,734
Pacifica Bancorp, Inc. acquisition	3,800	—	—
Asian American Bank & Trust Company acquisition	2,900	—	—
First Continental Bank acquisition	—	—	2,225
Broadway National Bank branch acquisition adjustment	—	—	(86)
Amortization	(1,345)	(1,282)	(1,762)
Impairment write-downs	(203)	—	—

Balance at end of period	$14,981	$9,829	$11,111

      The estimated future amortization expense related to core deposit intangibles as of December 31, 2005, is as follows (dollars in thousands):

2006	$2,259
2007	2,259
2008	2,259
2009	2,155
2010	1,635
2011 and thereafter	4,414

Total	$14,981

12.     Mortgage Servicing Rights

      The gross carrying amount and the associated accumulated amortization for mortgage servicing rights as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Mortgage servicing rights, gross	$14,341	$9,149
Accumulated amortization	(3,699)	(1,402)

Mortgage servicing rights, net	$10,642	$7,747

      Amortization expense related to mortgage servicing rights is recorded as a reduction to other fees on the consolidated statements of operations. Mortgage servicing rights were reviewed for impairment for the year ended December 31, 2005, and the review determined no impairment existed. For the year ended December 31, 2004, UCB recognized an impairment of $80,000, which is included in amortization of mortgage servicing rights. Additionally, the Company determined that it was not recognizing the gain on sale of such loans pursuant to SFAS No. 140. Accordingly, the Company recorded a cumulative adjustment during the three months ended December 31, 2004, to reduce gain on loan sales and servicing rights by $1.9 million

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Mortgage Servicing Rights — (Continued)

and the recognition of a tax benefit of $793,000. The activity in net mortgage servicing rights for the year ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Balance at beginning of period	$7,747	$4,006	$1,631
Addition/ Capitalization	5,192	5,209	1,983
Purchases	—	—	841
Amortization	(2,297)	(1,388)	(449)
Write-downs	—	(80)	—

Balance at end of period	$10,642	$7,747	$4,006

      Real estate loans being serviced for others totaled $1.47 billion and $1.11 billion at December 31, 2005 and 2004, respectively. These loans are not included in the consolidated balance sheets. In connection with these loans, UCB held trust funds of approximately $17.4 million and $14.1 million at December 31, 2005 and 2004, respectively, all of which were segregated in separate accounts and not included in the accompanying consolidated balance sheets. Some agreements with investors to whom UCB has sold loans have representation and warranty provisions that could require the repurchase of loans under certain circumstances. Management does not believe that any such repurchases will be significant, and therefore, no provision for any repurchase has been recorded.

      The fair value of capitalized mortgage servicing rights along with the sensitivity analysis related to two key factors, prepayment speed and discount rate, as of December 31, 2005 and 2004, was as follows (dollars in thousands):

	2005	2004

Fair value of mortgage servicing rights	$14,036	$10,288
Expected weighted-average life (in years)	4.97	3.90
Range of prepayment speed assumptions (annual CPR)	10%- 20%	12%- 26%
Discount rate assumption	12.85%	14.21%
Decrease in fair value from 10% adverse CPR change	$(617)	$(735)
Decrease in fair value from 20% adverse CPR change	$(1,161)	$(1,244)
Decrease in fair value from 100 basis point adverse discount rate change	$(355)	$(237)
Decrease in fair value from 200 basis point adverse discount rate change	$(693)	$(464)

      These sensitivity analyses should be used with caution as the calculations were prepared by varying only one factor at a time and holding all others constant for purposes of the analyses. Changes in one factor may result in changes in other factors and such changes might magnify or counteract the sensitivities as presented. Additionally, changes in fair value based on changes in an assumption generally cannot be extrapolated because the relationship of the change in the factor to the change in fair value may not be linear.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Deposits

      The components of deposits as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

NOW, checking and money market accounts	$1,784,065	$1,427,366
Savings accounts	946,714	1,000,489
Time deposits:
Less than $100,000	1,203,001	918,650
$100,000 or greater	2,330,389	1,869,357

Total time deposits	3,533,390	2,788,007

Total deposits	$6,264,169	$5,215,862

      UCB had interest-bearing deposits in foreign banking offices of $555.5 million and $328.2 million at December 31, 2005 and 2004, respectively.

      The remaining maturities on time deposits as of December 31, 2005, are as follows (dollars in thousands):

2006	$3,446,384
2007	76,412
2008	5,330
2009	3,493
2010	1,770
2011 and thereafter	1

Total	$3,533,390

      Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

NOW, checking and money market accounts	$20,572	$9,295	$6,774
Savings accounts	9,336	8,451	7,191
Time deposits	93,983	49,979	55,153
Less penalties for early withdrawal	(574)	(458)	(394)

Total	$123,317	$67,267	$68,724

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Borrowings

      Short-term and long-term borrowings outstanding information for the years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Short-term borrowings:
FHLB of San Francisco advances and other short-term borrowings:
Average balance outstanding	$301,400	$164,964	$76,827
Maximum amount outstanding at any month end period	566,169	300,695	234,134
Balance outstanding at end of period	279,425	72,310	234,134
Weighted average interest rate during the period	3.51%	1.30%	1.41%
Weighted average interest rate at end of period	4.09%	1.22%	1.00%
Weighted average remaining term to maturity at end of period (in years)	—	—	—
Long-term borrowings:
FHLB of San Francisco advances:
Average balance outstanding	$361,677	$299,253	$271,688
Maximum amount outstanding at any month end period	562,033	335,104	274,000
Balance outstanding at end of period	562,033	334,952	271,408
Weighted average interest rate during the period	5.15%	5.00%	5.15%
Weighted average interest rate at end of period	4.76%	4.89%	5.12%
Weighted average remaining term to maturity at end of period (in years)	5.0	2.9	4.0

      The Company maintains a secured credit facility with the FHLB of San Francisco against which the Company may take advances. The terms of this credit facility require the Company to maintain in safekeeping with the FHLB of San Francisco eligible collateral of at least 100% of outstanding advances. Included in the long-term borrowings were $226.0 million and $200.0 million of advances maturing in 2008 and 2010, respectively, with provisions that allow the FHLB of San Francisco, at their option, to terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the advance dates. Short-term borrowings with the FHLB totaled $226.0 million at December 31, 2005. As of December 31, 2005, $436.5 million of these advances may be terminated at the option of the FHLB. At December 31, 2005, the advances were secured with $287.5 million of mortgage-backed securities and $3.95 billion of loans, and at December 31, 2004, $309.8 million of mortgage-backed securities and $1.47 billion of loans secured the advances. At December 31, 2005, credit availability under this facility was approximately $1.85 billion.

      UCB recorded certain loan sale transactions as secured borrowings as of December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The short-term secured borrowings amounted to $19.1 million at December 31, 2005. Additionally, UCB recorded certain loan sale transactions as secured borrowings as of June 30, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140. The short-term and long-term secured borrowings amounted to $5.4 million and $45.1 million, respectively, at June 30, 2005. Subsequently in August 2005, a portion of the loan sales agreements was amended to permit loan sale accounting treatment. As a result, $29.6 million of secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $233,000. Additionally in September 2005, UCB exercised its option to repurchase the remaining $20.8 million of loans related to the secured borrowings from the loan participants, which resulted in a loss on extinguishment from secured borrowings of $89,000.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Borrowings — (Continued)

      The future payments due on borrowings as of December 31, 2005, are as follows (dollars in thousands):

2006	$280,596
2007	70,411
2008	243,425
2009	245
2010	40,135
2011 and thereafter	206,646

Total	$841,458

      On December 2, 2005, UCBH entered its third amendment to the unsecured revolving line of credit agreement with Wells Fargo Bank, N.A. for $20.0 million. Borrowings under the agreement bear interest at prime less 1.80% with outstanding borrowings and interest due on December 1, 2006. The Company has not taken an advance under the agreement. UCBH maintains the unsecured line of credit for contingency liquidity.

15.     Subordinated Debentures

      UCBH established special purpose trusts in 1997, 2001, 2002 and 2005 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (“Capital Securities”) and investing the proceeds thereof in junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries.

      Pursuant to an Indenture dated as of April 17, 1998, (the “Indenture”), between UCBH and Wilmington Trust Company (“Wilmington”), as Trustee, UCBH on June 27, 2005, redeemed the entire $30,928,000 aggregate principal amount of the 9.375% junior subordinated debentures due May 1, 2028 (the “Debentures”), issued by UCBH under the Indenture. The redemption price consisted of the $30,928,000 aggregate principal amount plus aggregate unpaid interest of $451,000. The redemption of the Debentures resulted in a loss of $1.2 million in 2005 from the write-off of the unamortized Debenture issuance costs and other legal costs.

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

      Interest expense related to the Capital Securities was $9.6 million, $8.4 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Subordinated Debentures — (Continued)

      The outstanding Capital Securities issued by each special purpose trust and the junior subordinated debentures issued by UCBH to each trust as of December 31, 2005 and 2004, were as follows (dollars in thousands):

		2005		2004

		Capital	Debenture	Capital	Debenture	Earliest	Stated		Current	Rate	Payable
	Issuance	Securities	Principal	Securities	Principal	Redemption	Maturity	Annualized	Interest	Change	Distribution
Trust Name	Date	Amount	Balance	Amount	Balance	Date	Date	Coupon Rate	Rate	Date	Dates

UCBH Trust Co.	4/17/1998	$—	$—	$30,000	$30,928	5/1/2005	5/1/2028	9.38%	N/A	N/A	5/1, 11/1
UCBH Capital Trust I	11/28/2001	6,000	6,186	6,000	6,186	12/8/2006	12/8/2031	6-month LIBOR + 3.80%	8.42%	12/6/2005	6/8, 12/8
UCBH Holdings Statutory Trust I	3/26/2002	10,000	10,310	10,000	10,310	3/26/2007	3/26/2032	3-month LIBOR + 3.60%	8.12%	12/24/2005	3/26, 6/26, 9/26, 12/26
UCBH Holdings Statutory Trust II	9/26/2002	25,000	25,774	25,000	25,774	9/26/2007	9/26/2032	3-month LIBOR + 3.40%	7.92%	12/24/2005	3/26, 6/26, 9/26, 12/26
UCBH Capital Trust II	10/15/2002	20,000	20,619	20,000	20,619	11/7/2007	11/7/2032	3-month LIBOR + 3.45%	7.74%	11/5/2005	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust III	10/15/2002	18,000	18,557	18,000	18,557	11/7/2007	11/7/2032	3-month LIBOR + 3.66%	7.95%	11/5/2005	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust IV	10/29/2002	27,000	27,836	27,000	27,836	11/7/2007	11/7/2032	3-month LIBOR + 3.45%	7.74%	11/5/2005	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust V	9/22/2005	40,000	41,238	—	—	11/23/2010	11/23/2035	5.82% until 11/23/2010, 3-month LIBOR + 1.38% thereafter	5.82%	N/A	2/23, 5/23, 8/23, 11/23

Total Balance		146,000	150,520	136,000	140,210
Less: UCBH Holdings, Inc. Investment in Trusts		—	(4,520)	—	(4,210)

Net Balance		$146,000	$146,000	$136,000	$136,000

16.     Minimum Regulatory Capital Requirements

      The Company and UCB (on a consolidated basis) are subject to various regulatory requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by the banking regulators that, if undertaken, could have a direct material effect on the Company’s and UCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and UCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt Corrective Action provisions are not applicable to bank holding companies.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and UCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Minimum Regulatory Capital Requirements — (Continued)

defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company and UCB meet all capital adequacy requirements to which they are subject.

      As of December 31, 2005 and 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized UCB as well capitalized under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized, UCB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed UCB’s category. The Company’s and UCB’s actual capital amounts and ratios as of December 31, 2005 and 2004, are also presented in the following table (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005(1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$715,666	11.33%	$505,223	8.00%	N/A	N/A
United Commercial Bank	692,770	10.98	504,717	8.00	$630,897	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$647,871	10.26%	$252,612	4.00%	N/A	N/A
United Commercial Bank	624,975	9.91	252,359	4.00	$378,538	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$647,871	8.56%	$302,825	4.00%	N/A	N/A
United Commercial Bank	624,975	8.26	302,643	4.00	$378,304	5.00%

As of December 31, 2004
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$604,805	13.23%	$365,825	8.00%	N/A	N/A
United Commercial Bank	578,529	12.67	365,406	8.00	$456,758	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$547,605	11.98%	$182,912	4.00%	N/A	N/A
United Commercial Bank	521,393	11.42	182,703	4.00	$274,055	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$547,605	8.92%	$245,672	4.00%	N/A	N/A
United Commercial Bank	521,393	8.49	245,518	4.00	$306,897	5.00%

(1)	Includes the effects of the acquisitions of Pacifica Bancorp, Inc. and Asian American Bank & Trust Company during 2005.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Minimum Regulatory Capital Requirements — (Continued)

      The reconciliation of capital under GAAP with regulatory capital at December 31, 2005 and 2004, was as follows (dollars in thousands):

	Tier 1 Capital		Risk-Based Capital

	UCBH		UCBH
	Holdings, Inc.	United	Holdings, Inc.	United
	and	Commercial	and	Commercial
	Subsidiaries	Bank	Subsidiaries	Bank

As of December 31, 2005:
GAAP Capital	$603,514	$726,618	$603,514	$726,618
Nonallowable components:
Unrealized losses on securities available for sale	19,986	19,986	19,986	19,986
Goodwill and other disallowed intangibles	(121,629)	(121,629)	(121,629)	(121,629)
Mortgage servicing rights — excess	—	—	—	—
Additional capital components:
Subordinated debentures	146,000	—	146,000	—
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	67,795	67,795

Regulatory capital	$647,871	$624,975	$715,666	$692,770

As of December 31, 2004:
GAAP Capital	$484,012	$593,800	$484,012	$593,800
Nonallowable components:
Unrealized losses on securities available for sale	6,498	6,498	6,498	6,498
Goodwill and other disallowed intangibles	(78,130)	(78,130)	(78,130)	(78,130)
Mortgage servicing rights — excess	(775)	(775)	(775)	(775)
Additional capital components:
Subordinated debentures	136,000	—	136,000	—
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	57,200	57,136

Regulatory capital	$547,605	$521,393	$604,805	$578,529

      Dividends declared by UCB in any calendar year may not, without the approval of the appropriate regulator, exceed its net earnings for that year combined with its net earnings less dividends paid for the preceding two years. At December 31, 2005, UCB had approximately $244.9 million available for the payment of dividends under the foregoing restrictions. Following its initial public offering in 1998, the UCBH commenced paying dividends in 2000. For the years ended December 31, 2005, 2004 and 2003, UCBH declared cash dividends totaling $0.10 per share, $0.08 per share and $0.06 per share, respectively.

17.     Earnings Per Share

      On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statements of operations for the years ended December 31, 2004 and 2003, have been adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated balance sheet at December 31, 2004, takes into account the stock split.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Earnings Per Share — (Continued)

      The antidilutive outstanding stock options for 2,729,467, 25,574 and 780,000 shares of UCBH common stock for the years ended December 31, 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share as a result of the stock options’ exercise price being greater than the average market price of the UCBH common stock for the period. The reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2005:
Net income — basic	$97,826	91,934,570	$1.06
Effect of stock options	—	3,765,241

Net income — diluted	$97,826	95,699,811	$1.02

Year ended December 31, 2004:
Net income — basic	$85,603	90,522,594	$0.95
Effect of stock options	—	4,720,028

Net income — diluted	$85,603	95,242,622	$0.90

Year ended December 31, 2003:
Net income — basic	$64,638	87,170,432	$0.74
Effect of stock options	—	4,292,110

Net income — diluted	$64,638	91,462,542	$0.71

18.	Employee Benefit Plans

     Stock Option Plan

      In May 1998, UCBH adopted a Stock Option Plan (the “Plan”), which provides for the granting of stock options to eligible officers, employees and directors of the Company. Pursuant to amendments under the Plan, as of December 31, 2005, UCBH had 23,657,648 shares reserved for issuance. At the time of grant, the stock options are exercisable for ten years following the option grant date and vest ratably over a three-year period.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Employee Benefit Plans — (Continued)

      The stock option activity for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	14,042,318	$11.23	9,910,372	$6.54	9,976,412	$5.02
Granted	1,552,300	19.09	5,504,100	18.93	1,596,900	13.81
Exercised	(786,614)	4.91	(1,055,068)	5.57	(1,458,286)	3.73
Canceled	(347,878)	18.31	(317,086)	17.35	(204,654)	9.47
Expired	(24,106)	17.94	—	—	—

Options outstanding, end of year	14,436,020	12.23	14,042,318	11.22	9,910,372	6.54

Shares exercisable end of year	14,284,020	12.18	7,549,084	5.68	5,955,606	4.62
Weighted average fair value of options granted during the year		7.59		6.62		3.85
Market value of stock at end of year		$17.88		$22.91		$19.49

      The range of exercise prices for options outstanding at December 31, 2005, is as follows:

	Options	Weighted Average	Weighted Average	Options	Weighted Average
Exercise Price	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

$1.88-$2.25	1,562,066	$1.88	2.89	1,562,066	$1.88
$2.26-$4.51	244,156	3.36	2.95	244,156	3.36
$4.52-$6.77	3,992,984	6.15	5.30	3,992,984	6.15
$6.78-$9.03	380,076	7.22	4.40	380,076	7.22
$9.04-$11.29	717,201	10.00	6.55	717,201	10.00
$11.30-$13.55	356,154	12.38	7.06	356,154	12.38
$13.56-$15.81	410,831	14.82	7.49	410,831	14.82
$15.82-$18.07	750,203	17.00	8.70	653,203	16.96
$18.08-$20.33	5,282,549	18.81	8.47	5,227,549	18.82
$20.33-$22.59	739,800	21.25	9.04	739,800	21.25

Total/Average	14,436,020	$12.23	6.67	14,284,020	$12.18

     United Commercial Bank Savings Plus Plan

      UCB has a 401(k) tax deferred savings plus plan (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the 401(k) Plan. UCB matches the employees’ contributions at a rate set by UCB’s Board of Directors. The 401(k) Plan provides for employer contributions of 50 percent of employee contributions for all employees for the years ended December 31, 2005, 2004 and 2003, with a maximum contribution limit of $2,000 per participant. The

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Employee Benefit Plans — (Continued)

matching contribution vests ratably over the first five years of service. For the years ended December 31, 2005, 2004 and 2003, UCB contributed $1.3 million, $1.0 million and $899,000, respectively, to the 401(k) Plan.

      In connection with the First Continental Bank and Bank of Canton of California acquisitions, former First Continental Bank and Bank of Canton of California employees, who were eligible to participate, were able to enroll in the 401(k) Plan as of July 12, 2003 and January 1, 2003, respectively. In connection with the Pacifica and AABT acquisitions, former Pacifica and AABT employees, who are eligible to participate, will be able to enroll in the 401(k) Plan on July 1, 2006.

19.	Federal and State Taxes on Income

      The components of income tax expense by jurisdiction for the years ended December 31, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2005	2004	2003

Current tax expense:
Federal	$40,227	$38,115	$21,685
State	10,817	8,001	4,238

Total current tax expense	51,044	46,116	25,923

Deferred tax (benefit) expense:
Federal	(4,374)	2,806	10,542
State	(326)	479	473

Total deferred tax (benefit) expense	(4,700)	3,285	11,015

Income tax expense	$46,344	$49,401	$36,938

      The components of deferred tax liabilities (assets) at December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Deferred tax liabilities:
Fixed asset basis differences	$1,731	$1,582
Deferred loan fees	8,246	7,248
FHLB dividends	3,554	3,149
Purchase accounting adjustments	27,378	24,692
Unremitted earnings	—	4,586
Other	3,733	3,743

Total deferred tax liabilities	44,642	45,000

Deferred tax assets:
Loan and OREO loss allowances	(21,909)	(21,429)
Market value adjustments on certain securities	(904)	(2,378)
Unrealized losses on available for sale securities	(10,846)	(3,499)
State taxes	(3,705)	(953)
Compensation and benefits	(2,398)	(1,204)
Other	(486)	(379)

Total deferred tax assets	(40,248)	(29,842)

Net deferred tax liabilities	$4,394	$15,158

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Federal and State Taxes on Income — (Continued)

      The components for deferred tax liabilities (assets) by jurisdiction at December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Net deferred liabilities (assets):
Federal income tax	$4,159	$13,035
State franchise tax	235	2,123

Net deferred tax liabilities	$4,394	$15,158

      The reconciliation of the statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax effects	7.0	7.0	7.0

Statutory income tax rate	42.0	42.0	42.0

Increase (reduction) in tax rate resulting from:
California and federal tax credits and incentives	(3.2)	(3.2)	(3.8)
Tax exempt income	(2.3)	(2.3)	(2.4)
Section 965 repatriation	(2.7)	—	—
Other, net	(1.7)	0.1	0.6

Effective income tax rate	32.1%	36.6%	36.4%

      The years 2002 through 2004 remain open for Internal Revenue Service audit purposes and the years 2001 through 2004 remain open for California Franchise Tax Board purposes. The 2005 Federal and State tax returns have not yet been filed.

      On October 22, 2004, the President of the United States of America signed into law AJCA. The AJCA allows companies to repatriate foreign earnings at an effective tax rate of 5.25% upon satisfaction of certain conditions. Such repatriations must occur in either an enterprise’s last year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

      During the three months ended June 30, 2005, the Company elected to repatriate approximately $26.7 million in previously unremitted foreign earnings. During the three months ended December 31, 2005, the Company repatriated $26.7 million in previously unremitted foreign earnings. As a result, the Company recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000. In addition, the Company has recorded a reduction to deferred tax liabilities of approximately $4.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary. This results in a net tax benefit of approximately $3.9 million.

      The Company believes it has adequately provided for income tax issues not yet resolved with federal, foreign, state and local tax authorities. Although not probable, the most adverse resolution of these federal, foreign, state and local issues could result in additional charges to earnings in future periods in addition to the amount currently provided. Based upon a consideration of all relevant facts and circumstances, the Company does not believe the ultimate resolution of tax issues for all open periods will have a material effect upon results of operations or financial condition.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of loans, investments and certain other derivative and off balance sheet contracts. At December 31, 2005, UCB had 91.0% of its loans held in portfolio located in California. Additionally, UCB had 65.3% of its loans held in portfolio in commercial nonresidential and multifamily real estate loans. No borrower or obligor accounted for more than 2.0% of loans. At December 31, 2005, mortgage-backed securities were 70.2% of UCB’s investment portfolio. At December 31, 2005, UCB had 51.6% and 34.5% of its customer deposits located in Northern and Southern California, respectively. One state government entity contributed 6.64% of total deposits at December 31, 2005. No other customer accounted for more than 2.0% of deposits.

21.	Related Party Transactions

      Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $7.2 million and $38.1 million at December 31, 2005 and 2004, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to Directors and affiliated persons of the Company, and their related interests.

22.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

      UCB is a party to derivative financial instruments and financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. UCB does not hold or issue financial instruments for trading purposes. Financial instruments in the normal course of business include commitments to extend and purchase credit, forward commitments to sell loans, letters of credit, foreign exchange contracts, and interest-rate caps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of involvement UCB has in particular classes of financial instruments.

      UCB’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. UCB uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest-rate swap and cap transactions and forward commitments to sell loans, the contract or notional amounts do not represent exposure to credit loss. UCB manages the credit risk of its interest-rate swap and cap agreements, foreign exchange contracts, and forward commitments to sell loans through credit approvals, limits, and monitoring procedures. UCB does not require collateral or other security to support interest-rate swap transactions with credit risk.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk — (Continued)

      The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$88,407	$75,558
Commercial (excluding construction)	672,662	451,946
Construction	539,955	260,441
Letters of credit	90,595	44,752
Foreign exchange contracts receivable	(217,827)	(176,644)
Foreign exchange contracts payable	216,892	175,954
Put options to buy	11,269	18,683
Put options to sell	(11,269)	(18,683)
Unfunded CRA investment commitments	4,760	8,331

Commitments

      Commitments to extend credit are agreements to lend to a customer provided there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. UCB evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by UCB upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held generally includes residential or commercial real estate, accounts receivable, or other assets.

      Letters of credit are conditional commitments issued by UCB to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. These letters of credit are usually secured by the customer’s inventories or by deposits held at UCB.

      Foreign exchange contracts are contracts to purchase or sell currencies in the over-the-counter market. Such contracts can be either for immediate or forward delivery. Entering into foreign exchange contract agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. UCB purchases or sells foreign exchange contracts in order to hedge a balance sheet or off-balance-sheet foreign exchange position. Additionally, UCB purchases and sells foreign exchange contracts for customers, as long as the foreign exchange risk is fully hedged with an offsetting position.

      Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. UCB may be a purchaser of interest-rate caps and swaps. At December 31, 2005 and 2004, no interest-rate caps or swaps were outstanding. For the years ended December 31, 2005 and 2004, interest-rate caps and swaps impact to interest income was negligible.

      Put options to buy are part of currency-linked deposits with other financial institutions. At the option of these third parties, UCB is required to buy a currency at a predefined exchange rate with another currency.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk — (Continued)

Put options to sell are part of currency-linked deposits that customers have placed with UCB. At the option of UCB, the customer is obligated to buy a currency at a predefined exchange rate with another currency. The put options to buy and put options to sell, along with the related currency-linked deposits, offset each other.

      UCB has CRA investments that may have unfunded commitments that UCB is obligated to make. Fundings are made upon request by the underlying investee companies based on original contractual commitment amounts.

23.	Commitments and Contingent Liabilities

Lease Commitments

      The Company leases various premises and equipment under noncancellable operating leases, many of which contain renewal options and some of which contain escalation clauses. Future minimum rental payments due each year under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 2005, are as follows (dollars in thousands):

2006	$8,744
2007	8,133
2008	6,673
2009	5,035
2010	4,537
2011 and thereafter	15,607

Total	$48,729

      The Company determined that recognition of rent expense for leases with rent holidays or leases with rent escalation clauses was not recognized on a straight-line basis. Accordingly, during the three months ended December 31, 2004, the Company recorded a cumulative adjustment to increase occupancy expense and deferred rent by $1.2 million and the recognition of a tax benefit of $490,000. Rent expense was approximately $10.4 million, $9.1 million and $6.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Contingent Liabilities

      The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

24.	Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about Fair Value of Financial Instrument, requires all entities to estimate the fair value of all financial instrument assets, liabilities, and off-balance-sheet transactions. Fair values are point-in-time estimates that can change significantly based on numerous factors. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 2005 and 2004, by application of the described methods and significant assumptions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Fair Value of Financial Instruments — (Continued)

      The carrying value and estimated fair value of principal financial instruments at December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$200,072	$200,072	$73,864	$73,864
Federal funds sold	2,993	2,993	134,500	134,500
Investments and mortgage-backed securities available for sale	1,117,724	1,117,724	1,169,140	1,169,140
Investments and mortgage-backed securities held to maturity	308,608	313,974	325,202	331,969
Federal Home Loan Bank stock and other equity investments	75,445	75,445	56,867	56,867
Loans held for sale	156,740	156,948	326,007	332,072
Loans held in portfolio	5,838,660	5,814,038	4,050,741	3,976,425
Accrued interest receivable	37,750	37,750	24,507	24,507
Mortgage servicing rights, net	10,642	14,036	7,747	10,288
Customers’ liability on acceptances	27,133	27,133	11,704	11,704
Financial liabilities:
Noninterest bearing deposits	558,649	558,649	428,602	428,602
Interest bearing deposits	5,705,520	5,721,494	4,787,260	4,781,989
Short-term borrowings	279,425	279,780	72,310	72,282
Subordinated debentures	146,000	146,000	136,000	140,151
Long-term borrowings	562,033	570,644	334,952	349,245
Accrued interest payable	12,582	12,582	6,110	6,110
Acceptances outstanding	27,133	27,133	11,704	11,704
Off balance sheet financial instruments:
Foreign exchange contracts receivable	408	408	1,061	1,061
Foreign exchange contracts payable	(241)	(241)	(477)	(477)
Commitments to extend credit:
Consumer (including residential mortgage)	88,407	88,407	75,558	75,558
Commercial (excluding construction)	672,662	672,662	451,946	451,946
Construction	539,955	539,955	260,441	260,441
Letters of credit	90,595	90,595	44,752	44,752

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Fair Value of Financial Instruments — (Continued)

Cash and Due from Banks and Federal Funds Sold

      The fair value of cash and due from banks and federal funds sold approximates the carrying value.

Investment and Mortgage-Backed Securities

      The fair value of investments and mortgage-backed securities equals quoted market price, if available. If a quoted market price is not available, the fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank Stock and Other Equity Investments

      The fair value of Federal Home Loan Bank stock approximates the carrying value, which is based on the redemption provisions of the Federal Home Loan Bank. The fair value of other equity investments is carrying value or reported value.

Loans Held for Sale

      The fair value of commercial real estate loans and multifamily loans held for sale is estimated based on recent market loan sale pricing of like sales, prevailing market interest rates, as well as weighted average maturity, weighted average life, and conditional prepayment rates. SBA loans held for sale fair value is estimated based on recent historical loan sales.

Loans Held in Portfolio

      The fair value of loans held in portfolio is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings at the same remaining maturities. In addition, the allowance for loan losses was considered a reasonable adjustment for credit risk for the entire portfolio.

Accrued Interest Receivable

      The fair value of accrued interest receivable approximates the carrying value.

Mortgage Servicing Rights

      The fair value of mortgage servicing rights are estimated using projected cash flows, adjusted for the effects of anticipated prepayments, using a market discount rate.

Deposits

      The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances and Other Borrowings

      The fair value of Federal Home Loan Bank advances and other borrowings is estimated using the rates currently being offered for advances with similar remaining maturities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Fair Value of Financial Instruments — (Continued)

Subordinated Debentures

      The fair value of UCBH’s junior subordinated debentures is estimated using market interest rates currently being offered for similar unrated debt instruments.

Accrued Interest Payable

      The fair value of accrued interest payable approximates the carrying value.

Other Assets and Liabilities

      The fair value of customer liabilities on acceptances and acceptances outstanding approximates the carrying value.

Derivative Instruments

      As of December 31, 2005 and 2004, UCB had no derivative instruments designed as hedges, according to the relevant accounting criteria. UCB’s derivative instruments are accounted for at fair value in the financial statements, with any gains or losses reflected in current net income.

Commitments to Extend Credit, Commitments to Purchase Loans, Securities Sold but not Owned, and Options on Interest Rate Futures

      The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value also considers the difference between current levels of interest rates and the committed rates. The fair values for securities sold but not owned and options on interest rate futures are based on quoted market prices or dealer quotes. The carrying amounts of such investments are considered to be substantially equivalent to fair value.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.     Supplemental Cash Flow Information

      The supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Cash paid during the period for:
Interest	$155,439	$94,602	$95,223
Income taxes	35,234	36,372	37,610
Noncash investing and financing activities:
Loans securitized	$—	$146,947	$286,049
Stock warrants acquired with issuance of commercial loans	(129)	—	—
Income tax benefit from stock options exercised	3,813	5,679	9,359
Common stock issued for:
Acquisition of Pacifica Bancorp, Inc.	21,092	—	—
Acquisition of Asian American Bank & Trust Company	15,624	—	—
Acquisition of First Continental Bank	—	—	53,207
Transfer of multifamily real estate loans from held for sale to held in portfolio	(235,939)	—	—
Transfer of commercial real estate loans to held for sale from held in portfolio	265,098	—	—

26.     Segment Information

      The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations and UCBIS. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. UCBH and the UCB elimination unit were reclassified from Domestic Banking as of and for the years ended December 31, 2004 and 2003, to conform to the December 31, 2005 presentation. The Hong Kong operations commenced business in the last half of 2003 and UCBIS commenced operations during the first

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Segment Information — (Continued)

quarter of 2004. The following is segment information as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

	Domestic		Total	UCBH Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Year ended December 31, 2005:
Total interest and dividend income	$397,771	$7,311	$405,082	$—	$(2,682)	$402,400
Net interest income	244,795	5,074	249,869	(9,379)	—	240,490
Net income	110,881	1,321	112,202	97,826	(112,202)	97,826
As of December 31, 2005:
Loans held in portfolio	5,554,069	284,591	5,838,660	—	—	5,838,660
Total assets	7,819,458	378,792	8,198,250	746,398	(983,531)	7,961,117
Total deposits	5,727,843	555,526	6,283,369	—	(19,200)	6,264,169
Year ended December 31, 2004:
Total interest and dividend income	297,222	3,034	300,256	—	(192)	300,064
Net interest income (expense)	214,203	1,494	215,697	(8,216)	—	207,481
Net income (loss)	100,706	(3,820)	96,886	85,603	(96,886)	85,603
As of December 31, 2004::
Loans held in portfolio	3,939,559	111,182	4,050,741	—	—	4,050,741
Total assets	6,364,226	103,442	6,467,668	606,108	(758,095)	6,315,681
Total deposits	4,896,903	328,663	5,225,566	—	(9,704)	5,215,862
Year ended December 31, 2003
Total interest and dividend income	259,162	1,168	260,330	—	(68)	260,262
Net interest income (expense)	175,474	998	176,472	(7,924)	—	168,548
Net income (loss)	79,171	(478)	78,693	64,638	(78,693)	64,638

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.     Parent Company

      The unconsolidated condensed balance sheets of UCBH Holdings, Inc. at December 31, 2005 and 2004, are as follows (dollars in thousands):

CONDENSED BALANCE SHEETS

	2005	2004

ASSETS
Cash and due from banks	$12,542	$7,075
Other equity investments	2,753	—
Equipment, net	111	70
Investment in subsidiary	726,888	593,870
Other assets	12,065	23,548

Total assets	$754,359	$624,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable	$1,113	$1,101
Subordinated debentures	146,000	136,000
Other liabilities	3,732	3,450

Total liabilities	150,845	140,551

Common stock	940	456
Additional paid-in capital	247,340	203,432
Retained earnings	375,220	286,622
Accumulated other comprehensive loss	(19,986)	(6,498)

Total stockholders’ equity	603,514	484,012

Total liabilities and stockholders’ equity	$754,359	$624,563

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.     Parent Company — (Continued)

      The unconsolidated condensed statements of operations of UCBH Holdings, Inc. for the years ended December 31, 2005, 2004 and 2003, are as follows (dollars in thousands):

CONDENSED STATEMENTS OF OPERATIONS

	2005	2004	2003

Income:
Interest income on investment securities	$—	$—	$—
Dividends from subsidiary	30,000	—	—

Total income	30,000	—	—

Expense:
Interest expense on junior subordinated debentures	9,353	8,185	7,924
Loss on extinguishment of subordinated debentures	1,196	—	—
Other general and administrative	6,788	4,985	3,712

Total expense	17,337	13,170	11,636

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	12,663	(13,170)	(11,636)
Income tax benefit	5,573	4,954	4,742
Equity in undistributed net income of subsidiary	79,590	93,819	71,532

Net income	$97,826	$85,603	$64,638

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.     Parent Company — (Continued)

      The unconsolidated condensed statements of cash flows of UCBH Holdings, Inc. for the years ended December 31, 2005, 2004 and 2003, are as follows (dollars in thousands):

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003

Cash flow from operating activities:
Net income	$97,826	$85,603	$64,638
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiary	(79,590)	(93,819)	(71,532)
Loss on extinguishment of subordinated debenture	1,196	—	—
Depreciation expense	70	45	38
Amortization of subordinated debenture fees	165	173	199
Changes in operating assets and liabilities:
Decrease (increase) in other assets	13,935	9,789	(2,008)
Increase (decrease) in accrued interest payable	12	121	(244)
Increase (decrease) in other liabilities	(246)	1,214	8,317

Net cash provided by (used in) operating activities	33,368	3,126	(592)

Cash flow from investing activities:
Capital contribution to subsidiary	(30,200)	(71)	(11,000)
Equity investment purchase	(2,753)	—	—
Purchases of equipment	(111)	(46)	—

Net cash used in investing activities	(33,064)	(117)	(11,000)

Cash flow from financing activities:
Proceeds from stock option exercises	3,863	5,824	5,432
Proceeds from issuance of subordinated debentures	40,000	—	—
Redemption of subordinated debenture	(30,000)	—	—
Payment of cash dividend on common stock	(8,700)	(6,779)	(4,732)

Net cash provided by (used in) financing activities	5,163	(955)	700

Net (decrease) increase in cash and cash equivalents	5,467	2,054	(10,892)
Cash and cash equivalents beginning of year	7,075	5,021	15,913

Cash and cash equivalents end of year	$12,542	$7,075	$5,021

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Unaudited Quarterly Condensed Consolidated Financial Information

      The summarized unaudited quarterly supplemental consolidated financial information for the years ended December 31, 2005 and 2004, are as follows (dollars in thousands, except for earnings per share data):

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,

2005:
Total interest and dividend income	$117,459	$104,046	$96,873	$84,022
Total interest expense	(52,097)	(43,930)	(37,227)	(28,656)

Net interest income	65,362	60,116	59,646	55,366
Recovery of (provision for) loan losses	(3,231)	105	(1,775)	(1,190)
Noninterest income	8,407	4,563	5,668	8,046
Noninterest expense	(33,301)	(25,971)	(30,428)	(27,213)

Income before income tax expense	37,237	38,813	33,111	35,009
Income tax expense	(12,104)	(13,290)	(7,747)	(13,203)

Net income	$25,133	$25,523	$25,364	$21,806

Earnings per share:
Basic	$0.27	$0.28	$0.28	$0.24
Diluted	$0.26	$0.27	$0.27	$0.23

2004:
Total interest and dividend income	$81,564	$76,550	$71,634	$70,316
Total interest expense	(26,335)	(23,753)	(21,719)	(20,776)

Net interest income	55,229	52,797	49,915	49,540
Recovery of (provision for) loan losses	(626)	(1,644)	(1,009)	(2,174)
Noninterest income	8,828	9,808	5,384	6,857
Noninterest expense	(27,406)	(25,981)	(22,952)	(22,814)

Income before income tax expense	37,277	34,980	31,338	31,409
Income tax expense	(13,534)	(13,207)	(11,070)	(11,590)

Net income	$23,743	$21,773	$20,268	$19,819

Earnings per share
Basic	$0.26	$0.24	$0.22	$0.22
Diluted	$0.25	$0.23	$0.21	$0.21

29.	Subsequent Events

      On January 26, 2006, UCBH’s Board of Directors declared a quarterly cash dividend of $0.03 per share of common stock. The dividend will be paid on April 12, 2006, to stockholders of record as of March 31, 2006.

      On February 17, 2006, GEB notified UCBH that it had decided to accept a superior proposal, as defined in Agreement and Plan of Merger between UCBH and GEB dated as of October 13, 2005 (the “GEB Merger Agreement”), from Cathay General Bancorp and enter into the related definitive agreement. Accordingly, GEB exercised its right to terminate the GEB Merger Agreement. UCBH notified GEB on February 21, 2006, that it had elected not to exercise the right of further negotiation as permitted under the GEB Merger Agreement, which resulted in the termination of the GEB Merger Agreement and a break-up fee payment of $5.0 million from GEB to UCBH which was received on February 21, 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

      UCBH Holdings, Inc. (the “Company”) has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and board of directors of a company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

      Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

      As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

      In conducting an assessment of the effectiveness of the Company’s internal control over financial reporting, the Company has excluded the acquisitions of Pacifica Bancorp, Inc. and Asian American Bank & Trust Company from management’s report on internal control over financial reporting. The Pacifica acquisition was completed on October 31, 2005, and constituted 2.2% of the total assets and less than 1.0% for both total revenues and net earnings of the Company as of December 31, 2005. The Asian American Bank & Trust Company acquisition was completed on November 28, 2005, and constituted 1.8% of the total assets and less than 1.0% for both total revenues and net earnings of the Company as of December 31, 2005.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

      The Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2005.

      We note that during the evaluation of the controls and procedures as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective controls over the financial reporting process because the Company had a shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply generally accepted accounting principles to the Company’s transactions and to prepare financial statements that comply with accounting principles generally accepted in the United States of America. As a result of the strengthening of the finance department’s depth, skills and experience, the Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2005, that the Company’s material weakness no longer existed. For more detailed information about remediation of the material weakness described in this paragraph, please see the discussion under “Item 4. Controls and Procedures” contained in our report on Form 10-Q for the period ended September 30, 2005.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to our executive officers, directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Election of Directors”, “Executive Officers” and “Board Meeting and Committees — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders.

      The information required by this item with respect to the Company’s Code of Conduct is incorporated by reference from the information contained in the section captioned “Corporate Governance — Code of Conduct” in the Proxy Statement. The Code of Conduct is publicly available on our web site at www.ucbh.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that web site.

Item 11.	Executive Compensation

      The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Executive Compensation, Summary Compensation Table, Employment and Change in Control Agreements, Option Grants and Executive Deferred Compensation” in the Company’s definitive Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders.

      The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Director Compensation and Director Deferred Compensation Plan” in the Company’s definitive Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees - Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s definitive Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from the information contained in the sections captioned “Ratification of Selection of Independent Auditors — Independent Auditor Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a) The following documents are filed as part of this report.

1. The following consolidated financial statements of UCBH Holdings, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Page

Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of December 31, 2005 and 2004	69
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	70
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for each of the years ended December 31, 2005, 2004 and 2003	71
Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004 and 2003	72
Notes to Consolidated Financial Statements	73

2. All other financial schedules are omitted due to the required information is not applicable, or contained in the Consolidated Financial Statements or the notes thereto.

3. Exhibits:

Index to Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005
2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005
2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”) United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003
4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998
4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998
4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004
10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004
10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005
10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005
10.7	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	8-K	000-24947	10.1	May 25, 2005
10.8	Executive Deferred Compensation Plan, as amended	8-K	000-24947	10.1	December 20, 2005
10.9	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005
10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.3	June 13, 2005
10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.4	June 13, 2005
14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004
21.0	Subsidiaries of UCBH Holdings, Inc.					✓
23.0	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP					✓
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					✓

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2006

UCBH HOLDINGS, INC.

/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2006

/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

/s/ Dennis Wu Dennis Wu	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ Anthony Y. Chan Anthony Y. Chan	Director	March 15, 2006

/s/ Joseph J. Jou Joseph J. Jou	Lead Director	March 15, 2006

/s/ Li-Lin Ko Li-Lin Ko	Director	March 15, 2006

/s/ James Kwok James Kwok	Director	March 15, 2006

/s/ Michael Tun Zan Michael Tun Zan	Director	March 15, 2006

/s/ Richard Li-Chung Wang Richard Li-Chung Wang	Director	March 15, 2006

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	March 15, 2006