Form 10-Q
period 2006-03-31
UCBH HOLDINGS INC
filed 2006-05-10
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2006.
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
Registrant’s telephone number, including area code: (415) 315-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, the Registrant had 94,456,652 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$74,533	$101,002
Interest-bearing deposits in other banks	82,928	99,070
Federal funds sold	23,401	2,993

Cash and cash equivalents	180,862	203,065

Investment and mortgage-backed securities available for sale, at fair value	1,079,994	1,117,724
Investment and mortgage-backed securities held to maturity, at cost (fair value of $306,806 and $313,974 at March 31, 2006, and December 31, 2005, respectively)	304,936	308,608
Federal Home Loan Bank stock and other equity investments	85,142	75,445
Loans held for sale	358,157	156,740
Loans held in portfolio	5,701,663	5,838,660
Allowance for loan losses	(61,806)	(64,542)

Loans held in portfolio, net	5,639,857	5,774,118

Accrued interest receivable	39,923	37,750
Premises and equipment, net	97,823	98,289
Goodwill	107,108	106,648
Core deposit intangibles, net	14,132	14,981
Mortgage servicing rights, net	11,016	10,642
Other assets	67,890	61,627

Total assets	$7,986,840	$7,965,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest-bearing deposits	$545,093	$558,649
Interest-bearing deposits	5,731,408	5,705,520

Total deposits	6,276,501	6,264,169

Securities sold under agreements to repurchase	50,000	—
Short-term borrowings	94,000	279,425
Subordinated debentures	150,520	150,520
Accrued interest payable	12,335	12,582
Long-term borrowings	699,980	562,033
Other liabilities	84,578	93,394

Total liabilities	7,367,914	7,362,123

Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at March 31, 2006, and December 31, 2005; 94,237,687 and 94,037,878 shares issued and outstanding at March 31, 2006, and December 31, 2005, respectively	942	940
Additional paid-in capital	249,510	247,340
Retained earnings	395,813	375,220
Accumulated other comprehensive loss	(27,339)	(19,986)

Total stockholders’ equity	618,926	603,514

Total liabilities and stockholders’ equity	$7,986,840	$7,965,637

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest and dividend income:
Loans	$105,538	$66,625
Federal funds sold and deposits with banks	1,015	638
Investment and mortgage-backed securities:
Taxable	14,207	14,176
Nontaxable	2,692	2,583

Total interest and dividend income	123,452	84,022

Interest expense:
Deposits	44,396	22,061
Short-term borrowings	3,474	316
Subordinated debentures	2,715	2,314
Long-term borrowings	7,287	3,965

Total interest expense	57,872	28,656

Net interest income	65,580	55,366
Provision for loan losses	307	1,190

Net interest income after provision for loan losses	65,273	54,176

Noninterest income:
Commercial banking fees	4,095	2,237
Service charges on deposits	740	664
Gain (loss) on sale of securities, net	(2)	609
Gain on sale of SBA loans, net	581	1,084
Gain on sale of multifamily and commercial real estate loans, net	3,911	3,752
Unrealized loss on loans held for sale	(97)	—
Equity loss in other equity investments	(458)	(411)
Acquisition termination fee	5,000	—
Other fees	307	111

Total noninterest income	14,077	8,046

Noninterest expense:
Personnel	25,734	14,740
Occupancy	3,699	2,646
Data processing	2,322	1,624
Furniture and equipment	1,660	1,529
Professional fees and contracted services	3,385	2,509
Deposit insurance	211	188
Communication	246	257
Core deposit intangible amortization	555	284
Other general and administrative	4,936	3,436

Total noninterest expense	42,748	27,213

Income before income tax expense	36,602	35,009
Income tax expense	13,183	13,203

Net income	$23,419	$21,806

Earnings per share:
Basic	$0.25	$0.24
Diluted	$0.24	$0.23

Dividends declared per share	$0.030	$0.025
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income
Balance at December 31, 2004	91,131,824	$456	$203,432	$286,622	$(6,498)	$484,012
Net income	—	—	—	21,806	—	21,806	$21,806
Other comprehensive loss, net of tax benefit of $8,155	—	—	—	—	(11,239)	(11,239)	(11,239)

Comprehensive income	—	—	—	—	—	—	$10,567

Stock options exercised, including related tax benefit	308,582	2	2,990	—	—	2,992
Cash dividend of $0.025 per share	—	—	—	(2,286)	—	(2,286)
Stock split	—	457	(457)	—	—	—

Balance at March 31, 2005	91,440,406	$915	$205,965	$306,142	$(17,737)	$495,285

Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	23,419	—	23,419	$23,419
Other comprehensive income, net of tax benefit of $5,320	—	—	—	—	(7,353)	(7,353)	(7,353)

Comprehensive income	—	—	—	—	—	—	$16,066

Stock options exercised, including related tax benefit	199,809	2	1,862	—	—	1,864
APB Opinion No. 25 stock compensation charge	—	—	3	—	—	3
SFAS No. 123(R) stock compensation charge	—	—	305	—	—	305
Cash dividend of $0.030 per share	—	—	—	(2,826)	—	(2,826)

Balance at March 31, 2006	94,237,687	$942	$249,510	$395,813	$(27,339)	$618,926

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$23,419	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	307	1,190
Amortization of net deferred loan fees	(2,124)	(989)
Amortization of net securities premiums and discounts	(28)	(173)
Federal Home Loan Bank stock dividend	(447)	—
Amortization of intangibles	1,196	826
Depreciation and amortization of premises and equipment	2,307	1,999
Gain on sale of loans held in portfolio, securities, and other assets, net	(3,979)	(1,644)
Unrealized loss on loans held for sale	97	—
Equity loss in other equity investments	458	411
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	270	—
Loss on extinguishment of secured borrowings	5	—
Other, net	326	(72)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated for sale	(10,659)	45,853
Increase in accrued interest receivable	(2,173)	(3,290)
Decrease (increase) in other assets	(976)	10,549
Increase (decrease) in accrued interest payable	(247)	1,522
Increase (decrease) in other liabilities	(8,652)	41,285

Net cash provided by (used in) operating activities	(900)	119,273

Cash flows from investing activities:
Payment of acquisition related expenditures	(460)	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	27,756	305,150
Purchases	(9,894)	(347,610)
Sales	7,231	26,345
Called	—	2,000
Principal payments and maturities of investment and mortgage-backed securities, held to maturity	3,662	6,366
Purchase of Federal Home Loan Bank stock	(9,587)	—
Funding of other equity investments	(505)	(1,505)
Proceeds from the sale of loans held in portfolio	198,897	18,414
Loans held in portfolio originated and purchased, net of principal collections	(256,829)	(326,673)
Purchases of premises and other equipment	(1,873)	(668)
Capitalization of loan servicing rights	(1,048)	(1,834)
Other investing activities, net	122	30

Net cash used in investing activities	(42,528)	(319,985)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(22,949)	79,948
Net increase in time deposits	35,281	66,926
Net decrease in short-term borrowings	(39,197)	(25,897)
Net increase in securities sold under agreements to repurchase	50,000	—
Proceeds from long-term borrowings	1,267	—
Principal payments of long-term borrowings	(2,291)	—
Proceeds from stock option exercises	1,465	1,313
Payment of cash dividend on common stock	(2,351)	(1,823)

Net cash provided by financing activities	21,225	120,467

Net decrease in cash and cash equivalents	(22,203)	(80,245)
Cash and cash equivalents at beginning of period	203,065	208,364

Cash and cash equivalents at end of period	$180,862	$128,119

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), its principal subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude seven special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No.  (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2005, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.
The results of operations for the three months ended March 31, 2006, include the results of operations of Pacifica Bancorp, Inc., which was acquired on October 31, 2005, and Asian American Bank & Trust Company, which was acquired on November 28, 2005. On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive income at December 31, 2004, has been adjusted to take into account the stock split.
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
Reclassification
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the March 31, 2006, presentation.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.
UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct allowance components: an allowance applied to the loan portfolio as a whole and a specific allowance for loans deemed impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibiting problem characteristics are excluded from the loan portfolio allowance analysis and assessed individually.
A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.
In assessing the adequacy of the allowance, UCB utilizes the application of an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the loan portfolio, growth in the loan portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.
UCB then divides the loan portfolio into major segments based primarily on loan type, after which loss factors are applied to the loan portfolio segments. These loss factors have been developed from historical charge-off experience, reviews of regional trends in collateral values, loan portfolio segment delinquency and classification trends, loan portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for UCB’s heterogeneous loan portfolio, UCB performs comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach. A heterogeneous loan is one that is evaluated individually for impairment. This contrasts to smaller balance homogeneous loans that are collectively evaluated for impairment.
On a quarterly basis, UCB evaluates the historical and economic surcharge loss factors for its heterogeneous loan population in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. Upon completion of the evaluation, the historical loss factors for the commercial real estate and construction loan portfolios classified as pass were revised and lowered. The historical loss factors for commercial business loans classified as pass were revised and raised. In addition, an economic surcharge factor was added to the pass rated multifamily loan portfolio.
In assessing the adequacy of the specific allowance, UCB continues to apply the expected loss factors used by the banking regulators for classified and criticized loans. These factors are 10% for loans classified “special mention”, 20% to 30% for “substandard”, 50% for “doubtful” and 100% for “loss”.
UCB also estimates a reserve related to unfunded commitments. In assessing the adequacy of this reserve, UCB uses a process similar to the one we use in estimating the allowance for loan losses including comparative analysis using an expected loss approach. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Loss factors have been developed based upon historical experience with regard to the portions of these commitments that eventually become funded.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R).
In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions with regard to the options granted during a reporting period; namely, expected life, stock price volatility, expected dividend yield and risk-free interest rate.
The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data include employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. See note 10 for further information on share-based compensation.
2.	Recent Accounting Pronouncements
Determining the Variability in a Potential Variable Interest Entity
In April 2006, the FASB issued FASB Staff Position (“FSP”) FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). FSP FIN 46(R)-6 addresses the application of FIN 46(R) in determining whether certain contracts or arrangements with the variable interest entity are variable interests by requiring companies to base such evaluations on an analysis of the variable interest entities purpose and design, rather than its legal form or accounting classification. FSP FIN 46(R)-6 applies to reporting periods beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 is not expected to have a material effect on our financial position, results of operations or cash flows.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either measure servicing rights subsequent to initial evaluation at fair value and report changes in fair value in earnings or amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial position or cash flows, but does not expect it will have a material effect.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.
The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material effect on our financial position, results of operations or cash flows.
Accounting Changes and Error Correction
On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
3.	Business Combinations
Great Eastern Bank
On February 17, 2006, Great Eastern Bank (“GEB”) notified UCBH that it had decided to accept a superior third party proposal, as defined in Agreement and Plan of Merger between UCBH and GEB dated as of October 13, 2005 (the “GEB Merger Agreement”). UCBH notified GEB on February 21, 2006, that it elected not to exercise the right of further negotiation as permitted under the GEB Merger Agreement. This resulted in the termination of the GEB Merger Agreement and the payment of a breakup fee of $5.0 million from GEB to UCBH, which was received on February 21, 2006.
4.	Cash and Cash Equivalents
UCB is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank of San Francisco. At March 31, 2006, and December 31, 2005, the reserve requirement was $7.1 million and $13.1 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
5.	Investment and Mortgage-Backed Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at March 31, 2006, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Trust preferred securities	$33,444	$37	$(496)	$32,985	$14,813	$(131)	$8,135	$(365)	$22,948	$(496)
U.S. Government sponsored enterprises	162,125	—	(6,009)	156,116	53,210	(499)	102,906	(5,510)	156,116	(6,009)
Other	10,507	—	(76)	10,431	10,431	(76)	—	—	10,431	(76)

Total investment securities available for sale	206,076	37	(6,581)	199,532	78,454	(706)	111,041	(5,875)	189,495	(6,581)

Mortgage-backed securities available for sale:
FNMA	340,650	—	(15,189)	325,461	116,097	(4,052)	209,364	(11,137)	325,461	(15,189)
GNMA	86,620	—	(4,535)	82,085	17,020	(804)	65,065	(3,731)	82,085	(4,535)
FHLMC	298,588	—	(13,498)	285,090	88,851	(1,813)	196,238	(11,685)	285,089	(13,498)
Other	195,242	—	(7,416)	187,826	72,691	(2,229)	115,136	(5,187)	187,827	(7,416)

Total mortgage-backed securities available for sale	921,100	—	(40,638)	880,462	294,659	(8,898)	585,803	(31,740)	880,462	(40,638)

Total investment and mortgage-backed securities available for sale	1,127,176	37	(47,219)	1,079,994	373,113	(9,604)	696,844	(37,615)	1,069,957	(47,219)

Investment securities held to maturity:
Municipal securities	225,594	5,175	(649)	230,120	37,598	(520)	3,307	(129)	40,905	(649)

Mortgage-backed securities held to maturity:
FNMA	5,067	—	(254)	4,813	—	—	4,813	(254)	4,813	(254)
GNMA	73,616	—	(2,370)	71,246	62,520	(1,826)	8,726	(544)	71,246	(2,370)
FHLMC	659	—	(32)	627	—	—	627	(32)	627	(32)

Total mortgage-backed securities held to maturity	79,342	—	(2,656)	76,686	62,520	(1,826)	14,166	(830)	76,686	(2,656)

Total investment and mortgage-backed securities held to maturity	304,936	5,175	(3,305)	306,806	100,118	(2,346)	17,473	(959)	117,591	(3,305)

Total securities	$1,432,112	$5,212	$(50,524)	$1,386,800	$473,231	$(11,950)	$714,317	$(38,574)	$1,187,548	$(50,524)

As of March 31, 2006, the net unrealized loss on securities was $45.3 million. The net unrealized loss on securities that are available for sale was $47.2 million. Net of tax benefit of $19.9 million, the unrealized $27.3 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $1.9 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three months ended March 31, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Trust preferred securities	$33,443	$—	$(497)	$32,946	$18,671	$(272)	$4,275	$(225)	$22,946	$(497)
U.S. Government sponsored enterprises	159,655	2	(4,472)	155,185	55,428	(381)	96,850	(4,091)	152,278	(4,472)
Other	11,012	—	(101)	10,911	10,911	(101)	—	—	10,911	(101)

Total investment securities available for sale	204,110	2	(5,070)	199,042	85,010	(754)	101,125	(4,316)	186,135	(5,070)

Mortgage-backed securities available for sale:
FNMA	355,135	2	(10,947)	344,190	162,309	(3,373)	180,746	(7,574)	343,055	(10,947)
GNMA	88,184	—	(3,151)	85,033	17,553	(487)	67,480	(2,664)	85,033	(3,151)
FHLMC	302,540	5	(10,229)	292,316	157,234	(4,007)	133,184	(6,222)	290,418	(10,229)
Other	202,264	—	(5,121)	197,143	76,747	(1,253)	120,396	(3,868)	197,143	(5,121)

Total mortgage-backed securities available for sale	948,123	7	(29,448)	918,682	413,843	(9,120)	501,806	(20,328)	915,649	(29,448)

Total investment and mortgage-backed securities available for sale	1,152,233	9	(34,518)	1,117,724	498,853	(9,874)	602,931	(24,644)	1,101,784	(34,518)

Investment securities held to maturity:
Municipal securities	225,573	6,943	(237)	232,279	18,379	(144)	3,342	(93)	21,721	(237)

Mortgage-backed securities held to maturity:
FNMA	5,112	—	(189)	4,923	—	—	4,923	(189)	4,923	(189)
GNMA	77,261	—	(1,128)	76,133	66,867	(729)	9,266	(399)	76,133	(1,128)
FHLMC	662	—	(23)	639	—	—	639	(23)	639	(23)

Total mortgage-backed securities held to maturity	83,035	—	(1,340)	81,695	66,867	(729)	14,828	(611)	81,695	(1,340)

Total investment and mortgage-backed securities held to maturity	308,608	6,943	(1,577)	313,974	85,246	(873)	18,170	(704)	103,416	(1,577)

Total securities	$1,460,841	$6,952	$(36,095)	$1,431,698	$584,099	$(10,747)	$621,101	$(25,348)	$1,205,200	$(36,095)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
6.	Loans Held for Sale
The components of loans held for sale as of March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$356,059	$154,087
Business	2,098	2,653

Loans held for sale (1)	$358,157	$156,740

(1)	Amounts include net unamortized deferred loan fees of $686,000 at March 31, 2006, and $372,000 at December 31, 2005.
In March 2006, UCB transferred $248.6 million of commercial real estate loans from held in portfolio to held for sale and $827,000 of commercial business loans from held for sale to held in portfolio.
7.	Loans Held in Portfolio and Allowance for Loan Losses
The components of loans held in portfolio as of March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$2,023,772	$2,307,381
Secured by real estate — multifamily	1,519,290	1,506,848
Construction	564,653	494,841
Business	930,089	863,935

Total commercial loans	5,037,804	5,173,005

Consumer:
Residential mortgage (one-to-four family)	612,747	613,988
Other	51,112	51,667

Total consumer loans	663,859	665,655

Loans held in portfolio (1)	5,701,663	5,838,660
Allowance for loan losses	(61,806)	(64,542)

Loans held in portfolio, net	$5,639,857	$5,774,118

(1)	Amounts include net unamortized deferred loan fees of $7.4 million at March 31, 2006, and $7.4 million at December 31, 2005.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The components of loans held in portfolio by interest rate type as of March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Adjustable-rate loans	$2,730,674	$2,951,945
Intermediate fixed-rated loans	1,662,840	1,711,915
Fixed-rate loans	1,315,522	1,182,198

Loans held in portfolio (1)	$5,709,036	$5,846,058

(1) Amounts exclude net unamortized deferred loan fees of $7.4 million at March 31, 2006, and $7.4 million at December 31, 2005.
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Balance at beginning of period:
Allowance for loan losses	$64,542	$56,472
Allowance for losses — unfunded commitments	3,402	3,940

Total allowance for losses at beginning of period	67,944	60,412
Provision for losses	307	1,190
Loans charged off	(2,853)	(134)
Recoveries of loans previously charged off	121	27

Total allowance for losses at end of period	$65,519	$61,495

Allowance for loan losses	$61,806	$57,547
Allowance for losses — unfunded commitments	3,713	3,948

Total allowance for losses at end of period	$65,519	$61,495

8.	Borrowings
Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase outstanding information as of and for the three months ended March 31, 2006, was as follows (dollars in thousands):

Average balance outstanding	$2,778
Maximum amount outstanding at any month end period	50,000
Balance outstanding at end of period	50,000
Weighted average interest rate during the period	4.18%
Weighted average interest rate at end of period	4.14%
Weighted average remaining term to maturity at end of period (in years)	9.9
On March 23, 2006, UCB entered into a repurchase agreement for $50.0 million, which matures on March 27, 2016. Under the terms of the repurchase agreement, payments are due on March 27, June 27, September 27 and December 27. The interest rate for the first year of the agreement is the 3-month London Interbank Offered Rate (“LIBOR”)

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
less 82 basis points, adjusted quarterly on June 27, September 27 and December 27, with an initial interest rate of 4.14%. The interest rate beginning on March 27, 2007, through the remaining term is 4.75%. Additionally, the lender has the right to terminate the repurchase agreement on March 27, 2007. The underlying collateral pledged for the repurchase agreements consists of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities with a fair value of $53.6 million as of March 31, 2006. The collateral is held by a custodian and maintained under UCB’s control. At March 31, 2006, the securities sold under agreement to repurchase mature between 2018 to 2035.
Long-Term and Short-Term Borrowings
UCB recorded certain loan sale transactions as secured borrowings as of March 31, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $1.3 million at March 31, 2006, and $19.1 million at December 31, 2005.
9.	Earnings Per Share
The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, were 6,424,849 shares and 241,093 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.
The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2006:
Net income — basic	$23,419	94,114,819	$0.25
Effect of stock options	—	3,744,738

Net income — diluted	$23,419	97,859,557	$0.24

Three months ended March 31, 2005:
Net income — basic	$21,806	91,228,070	$0.24
Effect of stock options	—	4,653,568

Net income — diluted	$21,806	95,881,638	$0.23

10.	Employee Benefit Plans
Stock Option Plan
In May 1998, UCBH adopted the UCBH Holdings, Inc. 1998 Stock Option Plan, as amended (the “Plan”), which was approved by its shareholders and provides for the granting of stock options to eligible officers, employees and directors of the Company. Stock option awards are granted at the fair market value of the Company’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. Pursuant to amendments under the Plan, as of March 31, 2006, the Company had 1,268,270 shares reserved for the issuance of options.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) eliminates the ability for companies to account for share-based compensation transactions using the intrinsic value method and requires that companies measure and recognize compensation expense for all share-based payments at fair value. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R) and results for prior periods have not been restated.
The adoption of SFAS No. 123(R) reduced income before income tax expense for the three months ended March 31, 2006, by approximately $305,000 and reduced net income for the same period by approximately $267,000. Basic and diluted earnings per common share for the three months ended March 31, 2006, were reduced by less than $0.01 as a result of the amounts expensed. In addition, as of March 31, 2006, total unrecognized compensation cost related to nonvested stock option awards was approximately $4.89 million and the related weighted-average period over which it is expected to be recognized is approximately 2.80 years. Further, for the three months ended March 31, 2006, the total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $38,000.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the three months ended March 31, 2006, there were no such excess tax benefits.
In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three months ended March 31, 2006 and 2005:

	2006	2005
Dividend yield	0.65%	0.56%
Volatility	30.00%	22.07%
Risk-free interest rate	4.52%	4.16%
Expected lives (years).	7.52	7.60
The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data include employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.
The following is a summary of the stock option activity for the three months ended March 31, 2006 (dollars in thousands, except weighted average exercise price):

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding, beginning of period	14,436,020	$12.23
Granted	602,000	17.77
Exercised	(199,809)	7.33
Forfeited	(16,500)	17.67
Expired	(534)	16.81

Options outstanding, end of period	14,821,177	$12.52	6.59	$94,892

Shares exercisable end of period	14,083,677	$12.24	6.43	$94,014

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005, was $7.12 and $8.39, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $2.1 million and $5.2 million, respectively. The total fair value of options that vested during the three months ended March 31, 2005, was $1.4 million. No options vested during the first quarter of 2006.
The range of exercise prices for options outstanding at March 31, 2006, was as follows:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$2.25	1,558,066	$1.88	2.65	1,558,066	$1.88
$2.26-$4.51	164,156	$2.93	3.96	164,156	$2.93
$4.52-$6.77	3,966,308	$6.15	5.06	3,966,308	$6.15
$6.78-$9.03	338,812	$7.21	4.62	338,812	$7.21
$9.04-$11.29	702,533	$10.00	6.39	702,533	$10.00
$11.30-$13.55	344,621	$12.38	6.86	344,621	$12.38
$13.56-$15.81	409,831	$14.82	7.27	409,831	$14.82
$15.82-$18.07	1,314,501	$17.34	9.17	632,001	$16.96
$18.08-$20.33	5,282,549	$18.81	8.18	5,227,549	$18.82
$20.34-$22.59	739,800	$21.25	8.38	739,800	$21.25

Total/Average	14,821,177	$12.52	6.59	14,083,677	$12.24

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The following table sets forth the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the three months ended March 31, 2005, prior to the Company’s adoption of SFAS No. 123(R) (amounts in thousands, except per share amounts):

Net income, as reported	$21,806
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,162)

Net income, pro forma	$19,644

Basic earnings per share:
As reported	$0.24
Pro forma	$0.22
Diluted earnings per share:
As reported	$0.23
Pro forma	$0.20
During the fourth quarter of 2005, UCBH’s Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded to employees, officers and directors that had been granted on or before October 26, 2005, under its stock option plan. The decision to accelerate the vesting was made primarily to reduce the impact of recording noncash compensation expense upon the adoption of SFAS No. 123(R). Stock options covering approximately 5.1 million shares of UCBH’s common stock were affected by this action, including approximately 1.9 million shares that were held by the Company’s executive officers and directors. The number of shares, exercise prices and all of the other relevant terms and conditions applicable to the accelerated options remained unchanged. By accelerating the vesting of the options, the Company estimated that approximately $16.4 million of future compensation expense, net of taxes, has been eliminated.
11.	Related Party Transactions
Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $7.0 million and $7.2 million at March 31, 2006, and December 31, 2005, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
12.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk
The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$81,857	$88,407
Commercial (excluding construction)	743,287	672,662
Construction	589,621	539,955
Letters of credit	102,119	90,595
Foreign exchange contracts receivable	(234,667)	(217,827)
Foreign exchange contracts payable	299,047	216,892
Put options to buy	7,593	11,269
Put options to sell	(7,593)	(11,269)
Unfunded CRA investment commitments	4,743	4,760
13.	Contingent Liabilities
The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.
14.	Supplemental Cash Flow Information
The supplemental cash flow information for the three months ended March 31, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Cash paid during the period for:
Interest	$58,118	$27,133
Income taxes	13,754	1,953

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$—
Income tax benefit from stock options exercised	399	1,679
Transfer of commercial business loans from held for sale to held in portfolio	(827)	—
Transfer of commercial real estate loans to held for sale from held in portfolio	248,644	—
15.	Segment Information
The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations and UCB Investment Services, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The following is segment information for the three months ended March 31, 2006 and 2005 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three months ended March 31, 2006:
Total interest and dividend income	$120,498	$4,450	$124,948	$—	$(1,496)	$123,452
Net interest income	67,030	1,282	68,312	(2,732)	—	65,580
Net income	26,131	(1,486)	24,645	23,416	(24,642)	23,419

Three months ended March 31, 2005:
Total interest and dividend income	$83,270	$1,185	$84,455	$—	$(433)	$84,022
Net interest income (expense)	56,645	1,040	57,685	(2,319)	—	55,366
Net income (loss)	25,601	(473)	25,128	21,806	(25,128)	21,806
16.	Subsequent Events
On April 27, 2006, UCBH’s Board of Directors declared a quarterly cash dividend of $0.03 per share of common stock. The dividend will be paid on July 12, 2006, to stockholders of record as of June 30, 2006.

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
This document, including information included or incorporated by reference in this document, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among others:
•	statements with respect to UCBH Holdings, Inc. and its consolidated subsidiaries’ (collectively the “Company”) beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance;
•	statements preceded or identified by words, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” “projects,” “may,” or words of similar import.
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
You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document or the date of any document incorporated by reference in this document. All subsequent written and oral forward-looking statements concerning matters addressed in this document and attributable to the Company or any person acting on the Company’s behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, the Company undertakes no obligation to update these forward-looking statements to reflect events, developments or circumstances after the date of this document or to reflect the occurrence of future events.

MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) is a $7.99 billion bank holding company with headquarters in San Francisco, California. Its operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” or “our”). UCB operates through sixty offices in the United States and Asia and is a leader in providing financial services to the ethnic Chinese in the United States. At March 31, 2006, we had fifty-seven domestic branches and offices; twenty-seven in Northern California, twenty in Southern California, two in the Seattle metropolitan area, three in the Boston metropolitan area and five in the New York metropolitan area. UCB also has a branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of ethnic Chinese. We believe that this core banking business performed well in the three months ended March 31, 2006, given the challenging market interest rate environment.
The Company reported earnings for three months ended March 31, 2006, of $23.4 million or $0.24 per diluted share. This compares with $21.8 million or $0.23 per diluted share for the three months ended March 31, 2005, and $25.1 million or $0.26 per diluted share for the three months ended December 31, 2005. Return on average equity was 15.36% and return on average assets was 1.18% for the three months ended March 31, 2006, compared with 17.79% and 1.37% for the three months ended March 31, 2005, and 17.41% and 1.31% for the three months ended December 31, 2005, respectively.
CORPORATE DEVELOPMENTS
Retirement of Director and Designation of Lead Director. At a regular meeting of the Boards of Directors of UCBH and UCB held on January 26, 2006, Mr. Michael Tun Zan announced that he will retire from the Boards of Directors of UCBH and UCB when his term expires at UCBH’s next Annual Meeting of Stockholders, currently scheduled for May 18, 2006. Mr. Tun Zan served as Lead Director of the Boards of Directors of UCBH and UCB from January 1, 2005, to December 31, 2005. Mr. Tun Zan is currently Chairman of the Investment Committee and a member of the Audit Committee.
The Boards of Directors of UCBH and UCB designated Mr. Joseph J. Jou as the Lead Director for a term of one year expiring on December 31, 2006, subject to rotation or as otherwise determined by the respective Boards of Directors. Mr. Jou was previously appointed as a Director of UCBH and UCB on July 16, 2003.
Termination of Merger Agreement with Great Eastern Bank. On February 17, 2006, Great Eastern Bank (“GEB”) notified UCBH that it had decided to accept a superior third party proposal, as defined in Agreement and Plan of Merger between UCBH and GEB dated as of October 13, 2005 (the “GEB Merger Agreement”). UCBH notified GEB on February 21, 2006, that it elected not to exercise the right of further negotiation as permitted under the GEB Merger Agreement. This resulted in the termination of the GEB Merger Agreement and the payment of a break-up fee of $5.0 million from GEB to UCBH, which was received on February 21, 2006.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along with other relevant factors. These evaluations are inherently subjective and require us to make certain assumptions, estimates and judgments.

UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. At March 31, 2006, UCB’s total allowance was $61.8 million, which represented 1.08% of gross loans held in portfolio.
UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct allowance components: an allowance applied to the loan portfolio as a whole and a specific allowance for each loan deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibiting problem characteristics are excluded from the allowance analysis and are assessed individually.
A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.
In assessing the adequacy of the allowance, UCB utilizes the application of an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the loan portfolio, growth in the loan portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.
UCB then divides the loan portfolio into major segments based primarily on loan type, after which loss factors are applied to the loan portfolio segments. These loss factors have been developed from historic charge-off experience, reviews of regional trends in collateral values, loan portfolio segment delinquency and classification trends, loan portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for UCB’s heterogeneous loan portfolio, UCB performs comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach. A heterogeneous loan is one that is evaluated individually for impairment. This contrasts to smaller balance homogeneous loans that are collectively evaluated for impairment.
On a quarterly basis, UCB evaluates the historical and economic surcharge loss factors for its heterogeneous loan population in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. Upon completion of the evaluation, the historical loss factors for the commercial real estate and construction loan portfolios classified as pass were revised and lowered. The historical loss factors for commercial business loans classified as pass were revised and raised. In addition, an economic surcharge factor was added to the pass rated multifamily loan portfolio. If UCB had used the December 31, 2005, historical loss factors, the allowance for loan losses and provision for loan losses would be higher by $2.4 million as of and for the three months ended March 31, 2006, respectively.
In assessing the adequacy of the allowance, UCB continues to apply standard loss factors for classified and criticized loans. These factors are 10% for loans classified “special mention”, 20% to 30% for “substandard”, 50% for “doubtful” and 100% for “loss”.
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
There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance adequately address all of the components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if classified loans were to increase by 10% in the same proportion as the existing portfolio, the amount of the allowance for loan losses at March 31, 2006, would increase by approximately $1.0 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. We believe that given the procedures that UCB follows in determining the potential losses in the loan portfolio, the various components used in the current estimation processes are appropriate.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R).
In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three months ended March 31, 2006 and 2005:

	2006	2005
Dividend yield	0.65%	0.56%
Volatility	30.00%	22.07%
Risk-free interest rate	4.52%	4.16%
Expected lives (years)	7.52	7.60
The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data include employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.
The fair values assigned to UCBH’s stock options are based upon estimates and assumptions. In accordance with SFAS No. 123(R), once established, the fair value does not change unless the option grant is modified subsequent to its issuance. If actual results are not consistent with our estimates and assumptions, we may be required to record additional stock-based compensation expense or income tax expense, which could affect our results of operations. However, we believe that given the procedures that we have followed in determining the assumptions used in the estimation process, the fair values of the options are appropriate.

Effective December 27, 2005, UCBH’s Board of Directors authorized UCBH to accelerate the vesting of all unvested options associated with grants issued on or prior to October 26, 2005. The decision to accelerate the vesting of the options, which UCBH believes is in the best interests of its stockholders, was made primarily to reduce the impact of recording approximately $22.7 million of noncash compensation expense over the period of 2006 through 2008 upon the implementation of SFAS No. 123(R). The options acceleration was treated as a modification of the terms of the existing option grants, thereby requiring a new value measurement as of the acceleration date. Any increase between the newly measured value and the original grant price is viewed as additional intrinsic value and may need to be included in future compensation expense under certain conditions related to prospective employee terminations. For the three months ended March 31, 2006, the expense associated with an increase in intrinsic value was $3,000.
Income Taxes
The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, since certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.
The Company accounts for income taxes using the asset and liability approach, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance is established for deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is established, when necessary, to reduce the deffered assets to the amount that is more likely than not to be realized.
Recent Accounting Pronouncements
Determining the Variability in a Potential Variable Interest Entity
In April 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) Financial Interpretation No. (“FIN”) 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R). FSP FIN 46(R)-6 addresses the application of FIN 46(R) Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in determining whether certain contracts or arrangements with the variable interest entity are variable interests by requiring companies to base such evaluations on an analysis of the variable interest entities purpose and design, rather than its legal form or accounting classification. FSP FIN 46(R)-6 applies to reporting periods beginning after June 15, 2006. The adoption of FSP FIN 46(R)-6 is not expected to have a material effect on our financial position, results of operations or cash flows.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect that the adoption of SFAS 156 will have on its consolidated results of operations and financial position or cash flows, but does not expect it will have a material effect.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a material effect on its consolidated financial position, results of operations or cash flows.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
In November 2005, the FASB issued FSP 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP 115-1 address the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP 115-1 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP 115-1 applies to reporting periods beginning after December 15, 2005. FSP 115-1 did not have a material effect on our consolidated financial position, results of operations or cash flows.
Accounting Changes and Error Correction
On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
			Increase (Decrease)
	2006	2005	Amount		%
Operating Data:
Interest & dividend income:
Loans	$105,538	$66,625	$38,913		58.41
Funds sold and due from bank	1,015	638	377		59.09
Investment & mortgage-backed securities:
Taxable	14,207	14,176	31		0.22
Nontaxable	2,692	2,583	109		4.22

Total interest & dividend income	123,452	84,022	39,430		46.93

Interest expense:
Deposits	44,396	22,061	22,335		101.24
Short-term borrowings	3,474	316	3,158		999.37
Subordinated debentures	2,715	2,314	401		17.33
Long-term borrowings	7,287	3,965	3,322		83.78

Total interest expense	57,872	28,656	29,216		101.95

Net interest income	65,580	55,366	10,214		18.45
Provision for (recovery of) loan losses	307	1,190	(883)		(74.20)

Net interest income after provision for loan losses	65,273	54,176	11,097		20.48

Noninterest income:
Commercial banking fees	4,095	2,237	1,858		83.06
Service charges on deposits	740	664	76		11.45
Gain (loss) on sale of securities, net	(2)	609	(611)		(100.33)
Gain on sale of SBA loans, net	581	1,084	(503)		(46.40)
Gain on sale of multifamily real estate & other loans, net	3,911	3,752	159		4.24
Unrealized loss on loans held for sale	(97)	—	(97)		—
Equity loss in other equity investments	(458)	(411)	(47)		11.44
Acquisition termination fee	5,000	—	5,000		—
Other fees	307	111	196		176.58

Total noninterest income	14,077	8,046	6,031		74.96

Noninterest expense:
Personnel	25,734	14,740	10,994		74.59
Occupancy	3,699	2,646	1,053		39.80
Data processing	2,322	1,624	698		42.98
Furniture & equipment	1,660	1,529	131		8.57
Professional fees & contracted services	3,385	2,509	876		34.91
Deposit insurance	211	188	23		12.23
Communication	246	257	(11)		(4.28)
Core deposit intangible amortization	555	284	271		95.42
Other general & administrative	4,936	3,436	1,500		43.66

Total noninterest expense	42,748	27,213	15,535		57.09

Income before income tax expense	36,602	35,009	1,593		4.55
Income tax expense	13,183	13,203	(20)		(0.15)

Net income	$23,419	$21,806	$1,613		7.40

Per Share Data:
Basic earnings per share	$0.25	$0.24	$0.01		4.17
Diluted earnings per share	0.24	0.23	0.01		4.35
Dividends declared per share	0.030	0.025	0.005		20.00

Selected Operating Ratios:
Return on average assets	1.18%	1.37%	(19	) bp*	(13.87)
Return on average equity	15.36	17.79	(243)		(13.66)
Efficiency ratio (1)	53.66	42.91	1,075		25.05
Noninterest expense to average assets	2.15	1.72	43		25.00
Average equity to average assets	7.68	7.73	(5)		(0.65)
Dividend payout ratio (2)	12.50	10.87	163		15.00
Net loan charge-offs to average loans	0.18	0.01	17		1,700.00

	March 31,	December 31,	Increase (Decrease)
	2006	2005	Amount		%

Financial Condition and Other Data:
Investments and mortgage-backed securities available for sale	$1,079,994	$1,117,724	$(37,730)		(3.38)
Investments and mortgage-backed securities held to maturity	304,936	308,608	(3,672)		(1.19)
Loans held for sale	358,157	156,740	201,417		128.50
Loans held in portfolio, net	5,639,857	5,774,118	(134,261)		(2.33)
Total assets	7,986,840	7,965,637	21,203		0.27
Deposits	6,276,501	6,264,169	12,332		0.20
Short-term borrowings	94,000	279,425	(185,425)		(66.36)
Long-term borrowings	699,980	562,033	137,947		24.54
Subordinated debentures	150,520	150,520	—		—
Stockholders’ equity	618,926	603,514	15,412		2.55
Nonperforming assets	17,305	19,133	(1,828)		(9.55)

Selected Ratios:
Loan delinquency ratio	0.65%	0.48%	17	bp*	35.42
Nonperforming assets to total assets	0.22	0.24	(2)		(8.33)
Nonperforming loans to total loans	0.29	0.32	(3)		(9.38)
Allowance for loan losses to nonperforming loans	357.16	337.33	1,983		5.88
Allowance for loan losses to loans held in portfolio	1.08	1.11	(3)		(2.70)
Total loan to deposit ratio	96.55	95.71	84		0.88
Stockholders’ equity to total assets	7.75	7.58	17		2.24
Bank Regulatory Capital Ratios:
United Commercial Bank:
Total risk-based capital	11.02%	10.98%	4	bp*	0.36
Tier 1 risk-based capital	10.01	9.91	10		1.01
Tier 1 leverage ratio (3)	8.29	8.26	3		0.36
UCBH Holdings, Inc. and subsidiaries:
Total risk-based capital	11.34%	11.33%	1	bp*	0.09
Tier 1 risk-based capital	10.33	10.26	7		0.68
Tier 1 leverage ratio (3)	8.56	8.56	—		—

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Represents dividends declared per share as a percentage of diluted earnings per share.

(3)	Represents Tier 1 capital to total average assets.

*	Basis point.
Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005
The consolidated net income of the Company for the three months ended March 31, 2006, increased by $1.6 million, or 7.4%, to $23.4 million, compared to $21.8 million for the three months ended March 31, 2005. The annualized return on average equity (“ROE”) and return on average assets (“ROA”) ratios for the three months ended March 31, 2006, were 15.36% and 1.18%, respectively. These amounts compare with annualized ROE and ROA ratios of 17.79% and 1.37%, respectively, for the three months ended March 31, 2005. These lower ratios are reflective of the increases in the growth rates of assets and equity that exceeded the growth in net income. The efficiency ratio was 53.66% for the three months ended March 31, 2006, compared with 42.91% for the same period in 2005. The efficiency ratio increased primarily due to higher personnel expenses, occupancy expenses and professional fees and contracted services for the three months ended March 31, 2006, compared with the three months ended March 31, 2005. Diluted earnings per share were $0.24 for the three months ended March 31, 2006, compared with $0.23 for the three months ended March 31, 2005.
Net Interest Income and Net Interest Margin. Net interest income increased 18.5%, compared to the same period in 2005. The increase in net interest income was principally due to a $1.47 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and $233.8 million of interest-earning assets from the Pacifica Bancorp, Inc. (“Pacifica”) and Asian American Bank & Trust Company (“AABT”) acquisitions. The average cost of deposits increased 121 basis points from 1.69% for the three months ended March 31, 2005, to 2.90% for the three months ended March 31, 2006, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 109 basis point increase in average loan yields from 5.90% for the three months ended March 31, 2005, to 6.99% for the three months ended March 31, 2006. The increase in loan yield reflects repricing of adjustable-rate loans resulting from higher market interest rate indices. The taxable securities yield increased from 4.38% for the three months ended March 31, 2005, to 4.64% for the three months ended March 31, 2006. The nontaxable securities yield decreased slightly from 4.79% for the three months ended March 31, 2005, to 4.77% for the three months ended March 31, 2006. The increase in the taxable securities yield is attributable to the purchase of higher-yielding securities during 2005.
The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006			2005
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Interest-earning assets
Loans (1)(2)	$6,037,540	$105,538	6.99%	$4,513,691	$66,625	5.90%
Taxable securities (3)	1,223,637	14,207	4.64	1,295,887	14,176	4.38
Nontaxable securities (3)	225,580	2,692	4.77	215,601	2,583	4.79
Other	96,818	1,015	4.19	88,063	638	2.90

Total interest-earning assets	7,583,575	123,452	6.51	6,113,242	84,022	5.50
Noninterest-earning assets	358,413	—		232,251	—

Total assets	$7,941,988	$123,452		$6,345,493	$84,022

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,212,276	$7,774	2.57	$979,227	$3,446	1.41
Savings accounts	779,183	2,278	1.17	950,252	2,465	1.04
Time deposits	3,622,005	34,344	3.79	2,870,385	16,150	2.25

Total interest-bearing deposits	5,613,464	44,396	3.16	4,799,864	22,061	1.84
Short-term borrowings	363,135	3,474	3.83	84,385	316	1.50
Long- term borrowings	580,093	7,287	5.02	334,912	3,965	4.74
Subordinated debentures	146,050	2,715	7.44	136,000	2,314	6.81

Total interest-bearing liabilities	6,702,742	57,872	3.45	5,355,161	28,656	2.14
Noninterest-bearing deposits	511,445	—		418,594	—
Other noninterest-bearing liabilities	117,871	—		81,399	—
Stockholders’ equity	609,930	—		490,339	—

Total liabilities and stockholders’ equity	$7,941,988	$57,872		$6,345,493	$28,656

Net interest-earning assets/net interest income/net interest rate spread (4)	$880,833	$65,580	3.06%	$758,081	$55,366	3.36%

Net interest margin (5)			3.46%			3.62%

Ratio of interest-earning assets to interest-bearing liabilities	1.13x			1.14x

Tax equivalent basis:
Total interest-earning assets (6)	$7,583,575	$124,902	6.59%	$6,113,242	$85,465	5.59%
Total interest-bearing liabilities	6,702,742	57,872	3.45	5,355,161	28,656	2.14

Net interest-earning assets/net interest income/net interest rate spread (4)	$880,833	$67,030	3.14%	$758,081	$56,809	3.45%

Net interest margin (5)			3.54%			3.72%

Average cost of deposits:
Total interest-bearing deposits	$5,613,464	$44,396	3.16%	$4,799,864	$22,061	1.84%
Noninterest-bearing deposits	511,445	—		418,594	—

Total deposits	$6,124,909	$44,396	2.90%	$5,218,458	$22,061	1.69%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $1.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.
The net interest margin, calculated on a tax equivalent basis, was 3.54% for the three months ended March 31, 2006, as compared to 3.72% for 2005. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Average interest-earning assets for the three months ended March 31, 2006, increased 24.1% compared to the three months ended March 31, 2005, primarily as a result of organic commercial loan growth and $233.8 million of interest-earning assets from the Pacifica and AABT acquisitions. Average outstanding loans increased by $1.52 billion for the three months ended March 31, 2006, from the three months ended March 31, 2005, principally as a result of UCB’s continued focus on commercial lending activities and $230.7 million of loans from the Pacifica and AABT acquisitions. Average commercial loan balances increased 34.0% compared to the corresponding period of 2005, primarily due to UCB’s emphasis on commercial real estate and commercial business loans, and loans acquired and generated as a result of the Pacifica and AABT acquisitions. Average consumer loans for the three months ended March 31, 2006, increased $161.8 million, or 32.2%, compared to the same period in 2005. As of March 31, 2006, total loans represented 75.9% of total assets. New loan commitments of $728.0 million for the three months ended March 31, 2006, were comprised of $701.9 million in commercial loan commitments and $26.1 million in consumer loan commitments.
Average securities for the three months ended March 31, 2006, were down $62.3 million, or 4.1%, from the three months ended March 31, 2005. One of the Company’s long-term goals is to reduce the securities portfolio to a range of 10% to 15% of the balance sheet. The current level is 17.3%.
Average total deposits increased $906.5 million, or 17.4%, for the three months ended March 31, 2006, from the three months ended March 31, 2005, reflecting UCB’s ongoing focus on the generation of commercial and consumer demand deposits and $261.6 million of deposits from the Pacifica and AABT acquisitions. Also, UCB accepted $124.5 million in brokered deposits. Average interest-bearing deposits increased to $5.61 billion for the three months ended March 31, 2006, up 17.0% from the three months ended March 31, 2005, and average noninterest-bearing deposits increased to $511.4 million for the three months ended March 31, 2006, up 22.2% from the three months ended March 31, 2005.

The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the three months ended March 31, 2006, to the three months ended March 31, 2005, are as follows (dollars in thousands):

	Changes due to
	Volume	Rate	Total
Interest income:
Loans	$26,637	$12,276	$38,913
Taxable securities	(839)	870	31
Nontaxable securities	119	(10)	109
Other	92	285	377

Total interest income on interest-earning assets	26,009	13,421	39,430

Interest expense:
Deposits:
NOW, checking, and money market accounts	1,494	2,834	4,328
Savings accounts	(500)	313	(187)
Time deposits	7,127	11,067	18,194
Short-term borrowings	2,667	491	3,158
Long-term borrowings	3,080	242	3,322
Subordinated debentures	187	214	401

Total interest expense on interest-bearing liabilities	14,055	15,161	29,216

Increase (decrease) in net interest income	$11,954	$(1,740)	$10,214

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.
Provision for Loan Losses. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance for loan losses at an adequate level. The provision for unfunded lending commitments is used to maintain the allowance for unfunded lending commitments at an adequate level. In determining adequate levels of the allowances, we perform periodic evaluations of UCB’s various portfolios, and considering the levels of actual loan losses and statistical trends and other economic factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
For the three months ended March 31, 2006, the provision for loan losses was $307,000, compared to $1.2 million for the same period in 2005. The lower provision for 2006 reflects the continued refinement and revision of certain historical and economic surcharge loss factors used in determining the appropriate level of the allowance for loan losses, as well as impairments in classified loans.
Noninterest Income. Noninterest income increased by $6.0 million, or 75.0%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase was primarily attributable to the previously discussed $5.0 million acquisition termination fee from GEB and an increase in commercial banking fees. UCB increased its commercial banking fees to $4.1 million for the three months ended March 31, 2006, compared to $2.2 million for the same period in 2005. These increases were partially offset by UCB incurring a $2,000 loss on sale of securities for the three months ended March 31, 2006, as compared to a $609,000 gain on sale of securities for the same period in 2005 and by a gain on sale of SBA loans of $581,000 for the three months ended March 31, 2006, compared to $1.1 million for the same period in 2005.
Noninterest Expense. Noninterest expense increased $15.5 million, or 57.1%, for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The increase resulted principally from increases in personnel expenses, occupancy expenses and professional fees and contracted services. For the three months ended March 31, 2006, personnel expenses increased 74.6%, from the three months ended March 31, 2005, due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches in California and New York, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Pacifica and AABT acquisitions and other incentive bonuses totaling $4.4 million were recognized during the three months ended March 31, 2006. Personnel expenses also include $305,000 in stock compensation expense related to the adoption of SFAS No. 123(R). Occupancy expenses increased by 39.8% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, as a result of the opening of new branches in California and New York and the additional branches resulting from the Pacifica and AABT acquisitions. Professional fees and contracted services increased by 34.9% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily as a result of the $1.2 million write-off of legal and investment banking fees related to the GEB merger activity, which was partially offset by a decrease of $486,000 in Sarbanes-Oxley related costs. Other general and administrative expenses increased by 43.5% for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily as a result of higher operating expenses related to UCB’s current and planned geographic expansion, which includes acquisition activities.
Income Tax Expense. Income tax expense was $13.2 million on income before income tax expense of $36.6 million for the three months ended March 31, 2006, compared to income tax expense of $13.2 million on income before income tax expense of $35.0 million for the same period in 2005. The effective tax rate for the three months ended March 31, 2006, was 36.0%, compared with 37.7% for the three months ended March 31, 2005. These rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

BALANCE SHEET ANALYSIS
Investment Securities
UCB maintains an investment and mortgage-backed securities portfolio (the “Portfolio”) to provide both liquidity and to enhance the income of the organization. The Portfolio is comprised of two segments: Available for Sale (“AFS”) and Held to Maturity (“HTM”). Securities are classified as HTM if at the time of purchase, UCB has the positive intent and ability to hold such securities to maturity. Otherwise, they are AFS. The HTM portfolio is carried at amortized cost. UCB’s AFS portfolio is recorded at fair value, with unrealized changes in the fair value of the securities reflected as accumulated other comprehensive income (loss) on a monthly basis.
The Portfolio decreased by $41.4 million from December 31, 2005. This decrease was primarily the result of sales of $7.2 million, principal payments and securities calls of $30.9 million, and maturities and payoffs of $500,000, partially offset by purchases of $9.9 million for the three months ended March 31, 2006. UCB intends to continue restructuring its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.
The amortized cost and market value of the Portfolio at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust preferred securities	$33,444	$32,985	$33,443	$32,946
U.S. Government sponsored enterprises	162,125	156,116	159,655	155,185
Other	10,507	10,431	11,012	10,911

Total investment securities available for sale	206,076	199,532	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	340,650	325,461	355,135	344,190
GNMA	86,620	82,085	88,184	85,033
FHLMC	298,588	285,090	302,540	292,316
Other	195,242	187,826	202,264	197,143

Total mortgage-backed securities available for sale	921,100	880,462	948,123	918,682

Total investment and mortgage-backed securities available for sale	1,127,176	1,079,994	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	225,594	230,120	225,573	232,279

Mortgage-backed securities held to maturity:
FNMA	5,067	4,813	5,112	4,923
GNMA	73,616	71,246	77,261	76,133
FHLMC	659	627	662	639

Total mortgage-backed securities held to maturity	79,342	76,686	83,035	81,695

Total investment and mortgage-backed securities held to maturity	304,936	306,806	308,608	313,974

Total investment and mortgage-backed securities	$1,432,112	$1,386,800	$1,460,841	$1,431,698

As of March 31, 2006, the carrying value and the market value of the AFS portfolio were $1.13 billion and $1.08 billion, respectively. The total net unrealized loss on these securities was $47.2 million. Such unrealized losses are $27.3 million net of tax and are reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $1.9 million, has not been recognized in the financial statements as of March 31, 2006. The unrealized net gains are the result of movements in market interest rates. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are solely attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.
Loans
The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,023,772	35.49	$2,307,381	39.52
Secured by real estate — multifamily	1,519,290	26.65	1,506,848	25.81
Construction	564,653	9.90	494,841	8.47
Business	930,089	16.31	863,935	14.80

Total commercial	5,037,804	88.35	5,173,005	88.60

Consumer:
Residential mortgage (one-to-four family)	612,747	10.75	613,988	10.52
Other	51,112	0.90	51,667	0.88

Total consumer	663,859	11.65	665,655	11.40

Loans held in portfolio (1)	5,701,663	100.00	5,838,660	100.00

Allowance for loan losses	(61,806)		(64,542)

Loans held in portfolio, net	$5,639,857		$5,774,118

(1)	Amounts include net unamortized deferred loan fees of $7.4 million at March 31, 2006, and $7.4 million at December 31, 2005.
During the three months ended March 31, 2006, total loans held in portfolio decreased by $137.0 million. This decline resulted primarily from a transfer of commercial real estate loans of $248.6 million from the held in portfolio to held for sale. Commercial loans totaled $5.04 billion at Match 31, 2006, a 2.6% decrease from $5.17 billion at December 31, 2005. Consumer loans decreased slightly to $663.9 million at March 31, 2006, from $665.7 million at December 31, 2005.
UCB has identified certain loans that it intends to sell, and as a result, such loans are classified as held for sale. In March 2006. UCB transfered $248.6 million of commercial real estate loans from held in portfolio to held for sale and $827,000 of commercial business loans from held for sale to held in portfolio. Consistent with UCB’s stated long-term objectives for the next five years, UCB will be systematically reducing its concentration in commercial real estate loans, while increasing its concentration in commercial business loans. The components of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$356,059	99.41	$154,087	98.31
Business	2,098	0.59	2,653	1.69

Loans held for sale (1)	$358,157	100.00	$156,740	100.00

(1) Amounts include net unamortized deferred loan fees of $686,000 at March 31, 2006, and $372,000 at December 31, 2005.
As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods than the traditional repricing terms of residential mortgage (one-to-four family) loans.

Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years, or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter.
The components of gross loans held in portfolio by interest rate type and percentage of gross loans held in portfolio at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Adjustable-rate loans	$2,730,674	47.83	$2,951,945	50.50
Intermediate fixed-rate loans	1,662,840	29.13	1,711,915	29.28
Fixed-rate loans	1,315,522	23.04	1,182,198	20.22

Gross loans held in portfolio (1)	$5,709,036	100.00	$5,846,058	100.00

(1) Amounts exclude net deferred loan fees of $7.4 million at March 31, 2006, and $7.4 million at December 31, 2005.
Adjustable-rate loans decreased $221.3 million from December 31, 2005, to March 31, 2006. Adjustable-rate loans represented 47.8% of gross loans at March 31, 2006, compared with 50.5% of gross loans at December 31, 2005. Intermediate fixed-rate loans decreased $49.1 million from December 31, 2005, to March 31, 2006. Fixed-rate loans increased $133.3 million from December 31, 2005, to March 31, 2006, as a result of increased market demand for that loan product.
The components of gross loans held in portfolio by interest type for each major loan category at March 31, 2006, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$958,722	$414,765	$655,194	$2,028,681
Secured by real estate — multifamily	344,512	1,017,417	153,671	1,515,600
Construction	509,283	—	59,273	568,556
Business	826,281	1,162	102,982	930,425

Total commercial	2,638,798	1,433,344	971,120	5,043,262

Consumer:
Residential mortgage (one-to-four family)	47,922	229,496	334,945	612,363
Other	43,954	—	9,457	53,411

Total consumer	91,876	229,496	344,402	665,774

Gross loans held in portfolio (1)	$2,730,674	$1,662,840	$1,315,522	$5,709,036

(1)	Amounts exclude net deferred loan fees of $7.4 million at March 31, 2006.

Loan commitments related to loans held for sale and held in portfolio for the three months ended March 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$22,325	$19,834
Secured by real estate — multifamily	—	175,639

Total loans held for sale commitments (1)	22,325	195,473

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	185,081	193,148
Secured by real estate — multifamily	85,122	77,379
Construction	178,891	142,932
Business	230,519	139,424

Total commercial loans	679,613	552,883

Consumer:
Residential mortgage (one-to-four family)	18,865	45,349
Other	7,256	7,899

Total consumer loans	26,121	53,248

Total loans held in portfolio commitments (1)	705,734	606,131

Total loan commitments (1)	$728,059	$801,604

(1)	Excludes commitments related to loan participations.
Deposits
Deposits have traditionally been UCB’s primary source of funds to use in its lending and investment activities. At March 31, 2006, 56.9% of UCB’s deposits were time deposits, 29.3% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 13.8% were savings accounts. By comparison, at December 31, 2005, 56.4% of UCB’s deposits were time deposits, 28.5% were NOW accounts, demand deposits and money market accounts, and 15.1% were savings accounts.
UCB obtains its deposits primarily from the communities that it serves. With the exception of state and federal government entities (“Public Fund Sector”) contributing 6.4% to total deposits at March 31, 2006, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry. Included in time deposits at March 31, 2006, is $2.31 billion of deposits of $100,000 or greater, compared to $2.33 billion at December 31, 2005. Such deposits made up 36.8% of total deposits at March 31, 2006, compared to 37.2% at December 31, 2005. Also included in time deposits are $124.5 million and $156.8 million of brokered deposits at March 31, 2006, and December 31, 2005, respectively.

The balances and rates paid for categories of deposits at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,840,391	2.05%	$1,784,065	1.65%
Savings accounts	867,439	1.72	946,714	1.85
Time deposits:
Less than $100,000	1,259,318	3.50	1,203,001	2.69
$100,000 or greater	2,309,353	4.16	2,330,389	3.98

Total time deposits	3,568,671	3.93	3,533,390	3.54

Total deposits	$6,276,501	3.07%	$6,264,169	2.75%

Securities Sold Under Agreements to Repurchase
Securities sold under agreements to repurchase outstanding information as of and for the three months ended March 31, 2006, was as follows (dollars in thousands):

Average balance outstanding	$2,778
Maximum amount outstanding at any month end period	50,000
Balance outstanding at end of period	50,000
Weighted average interest rate during the period	4.18%
Weighted average interest rate at end of period	4.14%
Weighted average remaining term to maturity at end of period (in years)	9.9
On March 23, 2006, UCB entered into a repurchase agreement for $50.0 million to implement the strategy to lower the cost of borrowing. The repurchase agreement matures on March 27, 2016. Under the terms of the repurchase agreement, payments are due on March 27, June 27, September 27 and December 27. The interest rate for the first year of the agreement is the 3-month London Interbank Offered Rate (“LIBOR”) less 82 basis points, adjusted quarterly on June 27, September 27 and December 27, with an initial interest rate of 4.14%. The interest rate beginning on March 27, 2007, through the remaining term is 4.75%. Additionally, the lender has the right to terminate the repurchase agreement on March 27, 2007. The underlying collateral pledged for the repurchase agreements consists of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporations (“FHLMC”) mortgage-backed securities with a fair value of $53.6 million as of March 31, 2006. The collateral is held by a custodian and maintained under UCB’s control. At March 31, 2006, the securities sold under agreements to repurchase mature between 2018 to 2035.

Borrowings
Short-term and long-term borrowings as of and for the three months ended March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Short-term borrowings:
FHLB of San Francisco and Seattle advances and other short-term borrowings:
Average balance outstanding	$358,801	$301,400
Maximum amount outstanding at any month end period	482,317	566,169
Balance outstanding at end of period	94,000	279,425
Weighted average interest rate during the period	3.81%	3.51%
Weighted average interest rate at end of period	4.87%	4.09%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco, Seattle and Boston advances:
Average balance outstanding	$580,093	$361,677
Maximum amount outstanding at any month end period	699,980	562,033
Balance outstanding at end of period	699,980	562,033
Weighted average interest rate during the period	5.02%	5.15%
Weighted average interest rate at end of period	4.67%	4.76%
Weighted average remaining term to maturity at end of period (in years)	5.0	5.0
UCB maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank of San Francisco, Seattle and Boston (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of UCB’s stock in the FHLB. UCB had $792.7 million of FHLB advances outstanding at March 31, 2006, and $788.0 million outstanding at December 31, 2005. At March 31, 2006, UCB had $1.93 billion of additional FHLB borrowings available for future borrowing capacity.
UCB recorded certain loan sale transactions as secured borrowings as of March 31, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $1.3 million at March 31, 2006, and $19.1 million at December 31, 2005. During the three months ended March 31, 2006, $7.2 million of the loans related to the December 31, 2005, secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $222,000. Additionally during the three months ended March 31, 2006, UCB repurchased the remaining $11.9 million of the loans as a result of the purchaser electing to remove the loans from the sale transaction.
Subordinated Debentures
UCBH established special purpose trusts in 1997, 2001, 2002 and 2005 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $150.5 million of subordinated debentures outstanding at March 31, 2006, and December 31, 2005, respectively.

RISK ELEMENTS
Since risk is inherent in substantially all of the Company’s operations, management of risk is integral to its successful operations and is also a key determinant of its overall performance. We manage all major aspects of our business through an integrated risk infrastructure that includes planning and review processes. We evaluate our risk and returns to produce sustainable revenue, to reduce earnings volatility and increase shareholder value. As part of this evaluation, we apply various strategies to identify, manage and reduce the risks to which the Company’s operations are exposed, namely credit, operational, market and interest rate, and liquidity risks.
We evaluate risk through various management committees with the oversight of the Board of Directors. The key risk management committees of the Company are:
•	Enterprise Risk Management Committee, which reviews credit, operational, market and liquidity risk.

•	Credit Risk Management Committee, which reviews credit policies, products, and problem assets risk.

•	Market Risk Management Committee, which reviews securities, loans and borrowings to assess yield, market and interest rate risk.

•	Operational Risk Management Committee, which reviews those risks not covered by the Credit Risk Management and the Market Risk Management Committees.
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
The Enterprise Risk Management Committee is responsible for translating the group business plans into approved limits, approving any requests for changes to those limits, authorizing transactions as appropriate and working closely with the business groups to establish and monitor risk parameters. Our internal audit function provides an independent assessment of our management systems and internal controls. Internal audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is complete and accurate, and that employees’ actions are in compliance with corporate policies, standards, procedures, and applicable laws and regulations. In 2005, internal audit also assisted in the management testing phase of the Sarbanes-Oxley Section 404 project.
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
Effective management of credit risk is essential in maintaining a safe and sound financial institution. We have in place a set of formal loan policies and procedures, which provide UCB with a framework for consistent loan underwriting and a basis for sound credit decisions. In addition, UCB has a well-defined set of standards for evaluating its loan portfolio and management utilizes a comprehensive loan grading system to identify the risk potential in the portfolio. Loans are periodically reviewed with regard to the borrower’s ability to repay the loan during which a risk grade is assigned to the loan. The reviews include evaluations of various factors, including the borrower’s debt capacity and financial flexibility, the borrower’s earnings, the sources of repayment, the level and nature of any contingencies, the quality of any collateral, and the industry in which the borrower operates. The reviews also address an evaluation of historical information as well as subjective assessments and interpretations. Further, an independent internal credit review function periodically conducts reviews of UCB’s lending operations and loan portfolios. These reviews are designed to place an emphasis on the early detection of problem credits so that action plans can be developed and implemented on a timely basis to mitigate any potential losses.
We also assign a loss rating to each credit facility. These loss ratings are determined by borrower and by type of collateral, based principally upon our own historical loss experience or on independent verifiable data that help to estimate these ratings. The ratings are used as a tool to monitor a loan’s performance and also in estimating any potential loss associated with it.
Another aspect of UCB’s credit risk management strategy is to maintain diversification in the loan portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,023,772	35.49	$2,307,381	39.52
Secured by real estate — multifamily	1,519,290	26.65	1,506,848	25.81
Construction	564,653	9.90	494,841	8.47
Business	930,089	16.31	863,935	14.80

Total commercial	5,037,804	88.35	5,173,005	88.60

Consumer:
Residential mortgage (one-to-four family)	612,747	10.75	613,988	10.52
Other	51,112	0.90	51,667	0.88

Total consumer	663,859	11.65	665,655	11.40

Loans held in portfolio (1)	$5,701,663	100.00	$5,838,660	100.00

(1)	Amounts include net unamortized deferred loan fees of $7.4 million at March 31, 2006, and $7.4 million at December 31, 2005.
UCB actively monitors the levels of commercial real estate loans as a percentage of risk-based capital. Consistent with our planned long-term objectives, UCB will systematically reduce the concentration in commercial and multifamily real estate loans while increasing the portfolio of commercial business loans. During the three months ended March 31, 2006, $248.6 million in commercial real estate loans were transferred from held in portfolio to held for sale.
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
UCB’s nonperforming assets as of March 31, 2006 and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commercial loans:
Secured by real estate — nonresidential	$9,180	$12,792
Business	7,742	5,903

Total commercial loans	16,922	18,695

Consumer loans:

Residential mortgage (one-to-four family)	383	388
Other	—	50

Total consumer loans	383	438

Total nonaccrual loans	17,305	19,133
Other real estate owned (OREO)	—	—

Total nonperforming assets	$17,305	$19,133

Nonperforming assets to total assets	0.22%	0.24%
Nonaccrual loans to total loans	0.29	0.32
Nonperforming assets to total loans and OREO	0.29	0.32

Total loans	$6,059,820	$5,995,400
Gross income not recognized on nonaccrual loans	1,093	790
Accruing loans contractually past due 90 days or more	3,220	5,374
Loans classified as troubled debt restructurings and not included above	10,444	10,827
The level of the UCB’s nonperforming assets decreased in March 31, 2006, compared to December 31, 2005. Total nonperforming loans decreased $1.8 million or 9.6% compared to December 31, 2005. The decrease was a result of the payoff of one nonaccrual commercial real estate loan and various loan charge-offs, partially offset by four additional commercial business loans being moved to nonaccrual loans.
The $10.4 million of performing restructured loans reflected in the table above represents one commercial real estate loan and one commercial business loan. The first loan is a nonresidential loan secured by real estate for $8.7 million. This loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.3 million to the same obligor and is secured by the same property. The separate loan of $1.3 million is included in the nonaccrual commercial real estate in the table above. The other loan is a commercial business loan of $1.7 million on which UCB provided an interest rate concession.
With the exception of the loans described in the above paragraph, the classified loans and the one impaired loan that was well secured and in process of collection, UCB is not aware of any other loans as of March 31, 2006, where known credit problems of the borrower lead UCB to believe that they will not comply with their repayment schedule or that would result in the loan being included in the nonperforming loan table at a future date.
Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan.

At March 31, 2006, and December 31, 2005, UCB’s investment in loans that were considered impaired was $21.4 million and $24.5 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At March 31, 2006, the allowance for loan losses included $5.2 million for impaired loans with a $9.2 million recorded investment. At December 31, 2005, the allowance included $3.2 million for impaired loans with a recorded investment of $16.3 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Accordingly, there can be no assurances that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.
Allowances for Credit Losses
Allowance for Loan Losses. The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along with other relevant factors. UCB’s methodology for determining the appropriate level of the allowance includes the evaluation of two distinct allowance components: an allowance applied to the loan portfolio as a whole and a specific allowance for loans deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibiting problem characteristics are excluded from the allowance analysis and assessed individually.
In assessing the adequacy of the allowance, UCB utilizes the application of an internal risk rating system and an evaluation of various internal and external conditions. The evaluation takes into account the loan portfolio mix, the credit quality of the loan portfolio, growth in the loan portfolio, trends relating to delinquent and classified loans, general economic conditions and any other characteristics that directly relate to the collectibility of the loans in the portfolio.
UCB then divides the loan portfolio into major segments based primarily on loan type, after which loss factors are applied to the loan portfolio segments. These loss factors have been developed from historic charge-off experience, reviews of regional trends in collateral values, loan portfolio segment delinquency and classification trends, loan portfolio concentrations, macro-economic conditions, as well as other qualitative aspects. Additionally, for UCB’s heterogeneous loan portfolio, UCB performs comparative analyses, utilizing both a peer data benchmarking approach and an expected loss approach. A heterogeneous loan is one that is evaluated individually for impairment. This contrasts to smaller balance homogeneous loans that are collectively evaluated for impairment.
On a quarterly basis, UCB evaluates the historical and economic surcharge loss factors for its heterogeneous loan population in light of current economic conditions, UCB’s historical loss experience, loan delinquency trends and the changes in classified and other problem loans. Upon completion of the evaluation, the historical loss factors for the commercial real estate and construction loan portfolios classified as pass were revised and lowered. The historical loss factors for commercial business loans classified as pass were revised and raised. In addition, an economic surcharge factor was added to the pass rated multifamily loan portfolio.
In assessing the adequacy of the specific allowance, UCB continues to apply the expected loss factors used by the banking regulators for classified and criticized loans. These factors are 10.0% for loans classified “special mention”, 20.0% to 30.0% for “substandard”, 50.0% for “doubtful” and 100% for “loss”.

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2006 and 2005, and for the year ended December 31, 2005, were as follows (dollars in thousands):

	Three Months Ended March 31,		December 31,
	2006	2005	2005
Balance at beginning of year:
Allowance for loan losses	$64,542	$56,472	$56,472
Allowance for losses — unfunded commitments	3,402	3,940	3,940

Total allowance for losses at beginning of year	67,944	60,412	$60,412
Acquired allowance for loan losses	—	—	2,932
Provision for loan losses	307	1,190	6,091

Charge-offs:
Commercial:
Secured by real estate — nonresidential	452	—	838
Business	2,351	134	750

Total commercial	2,803	134	1,588

Consumer:
Other	50	—	26

Total charge-offs	2,853	134	1,614

Recoveries:
Commercial:
Secured by real estate — nonresidential	81	—	—
Business	30	19	63

Total commercial	111	19	63

Consumer:
Residential mortgage (one-to-four family)	—	—	34
Other	10	8	26

Total consumer	10	8	60

Total recoveries	121	27	123

Net recoveries (charge-offs)	(2,732)	(107)	(1,491)

Total allowance for losses at end of year	$65,519	$61,495	$67,944

Allowance for loan losses	$61,806	$57,547	$64,542
Allowance for losses — unfunded commitments	3,713	3,948	3,402

Total allowance for losses at end of year	$65,519	$61,495	$67,944

Allowance for loan losses to loans held in portfolio	1.08%	1.32%	1.11%
Net charge-offs to average loans outstanding (1)	0.18	0.01	0.03

(1)	Average loans balance includes loans held for sale.

The allocation of the allowance for loan losses analysis and the loans held in portfolio amount for each major loan category as a percentage of gross loans held in portfolio at March 31, 2006, and December 31, 2005, were as follows (dollars in thousands):

	March 31, 2006		December 31, 2005
		% of Gross		% of Gross
		Loans Held		Loans Held
	Amount	in Portfolio	Amount	In Portfolio
Commercial:
Secured by real estate — nonresidential	$23,684	35.49	$30,778	39.52
Secured by real estate — multifamily	1,836	26.65	1,075	25.81
Construction	8,692	9.90	9,412	8.47
Business	26,815	16.31	22,406	14.80

Total commercial	61,027	88.35	63,671	88.60

Consumer:
Residential mortgage (one-to-four family).	651	10.75	697	10.52
Other	128	0.90	174	0.88

Total consumer	779	11.65	871	11.40

Allowance for loan losses	$61,806	100.00	$64,452	100.00

Allowance for losses — unfunded commitments	$3,543		$3,402

The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories. The commercial loans portion constituted 98.7% of the allowance for loan losses at March 31, 2006, compared to 98.8% at December 31, 2005.
The ratio of allowance for loan losses to total loans held in portfolio was 1.08% at March 31, 2006, compared with 1.11% at December 31, 2005. The allowance for loan losses was $61.8 million at March 31, 2006, compared with $64.5 million at December 31, 2005. The decrease in the allowance for loan losses primarily reflects the net loan charge-offs of $2.7 million for the three months ended March 31, 2006. In addition, UCB had lower levels of classified loans and revised the historical loss factors, which resulted in the $307,000 provision for loan losses for the three months ended March 31, 2006. If UCB had used the December 31, 2005, historical loss factors, the allowance for loan losses and the provision for loan losses would be higher by $2.4 million as of and for the three months ended March 31, 2006, respectively. The Federal Reserve has consistently raised interest rates during 2005 and has communicated its intention to continue this into 2006. As interest rates rise, additional pressure may be place on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses.
Allowance for Unfunded Commitments. We also estimate a reserve related to unfunded commitments. The allowance is included in other liabilities on the Company’s consolidated balance sheet with any related increases or decreases in the allowance included in noninterest expense in the Company’s consolidated income statement. In assessing the adequacy of this reserve, we use a process similar to the one used in estimating the allowance for loan losses. Loss factors have been developed based upon historical experience with regard to the portions of these commitments that eventually become funded. Commitments to extend credit at March 31, 2006, and December 31, 2005, were $1.42 billion and $1.30 billion, respectively.
Operational Risk Management
Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Successful operational risk management is particularly important to a diversified financial services company like ours because of the nature, volume and complexity of our various businesses.

We classify operational risk into two major categories: business-specific and corporate-wide affecting all business lines. Management of operational risk requires a different strategy for each category. For business-specific risks, the Operational Risk Management Group works with the divisions to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Operational Risk Management Group assesses the risks, develops a consolidated corporate view and communicates that view to the business groups.
In addition, to help manage company-wide risks, we have specialized support groups, such as the Legal Department, Information Security, Business Recovery, Corporate Finance, Corporate Compliance, and Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.
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
Interest rate risk is one of the most significant risks to which UCB is regularly exposed and is managed centrally in the Corporate Treasury function. It is the primary driver behind our market risk exposure and affects both the values of our financial assets and the interest we earn and pay out. A sudden and substantial change in interest rates could negatively affect our earnings if the rates of interest UCB earns on its loans and investments do not change at the same speed, to the same extent, or on the same basis as the interest rates UCB pays on its deposits and borrowings.
One of UCB’s highest priorities is to actively monitor and manage its exposure to interest rate risk. UCB accomplishes this by first evaluating the interest rate risk and, in turn, market risk that is inherent in the makeup of its assets and liabilities. UCB then determines an appropriate level of risk that it is willing to assume considering its business strategy, current operating environment, capital and liquidity requirements as well as our current performance objectives.
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
UCB also manages market risk through changing the composition of its assets by selling loans with specific repricing characteristics, adjusting the relative size of its investment securities portfolio, which are predominately fixed-rate, and replenishing the investment securities portfolio with securities of specific durations and final maturities. UCB also changes the composition of its liabilities by choosing borrowings with longer or shorter expected maturities.
UCB monitors its interest rate and market sensitivities through the use of a model, which estimates the change in our net portfolio value (“NPV”) and net interest income in the event of a range of assumed changes in market interest rates. NPV is defined as the current market value of our assets, less the current market value of our liabilities, plus or minus the current value of off-balance-sheet items. As market interest rates decline, the average expected lives of our fixed-rate loans and investment securities shorten due to quicker prepayments, causing a relatively moderate increase in their value. The value of our deposit portfolio exhibits only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature. This results in the value of deposits increasing less quickly than the value of assets increasing. As market interest rates rise, the average expected life of our fixed-rate loans and securities lengthens as prepayments decrease, causing a decline in value. The value of our deposits decreases slowly in a rising rate environment, due to the concentration of time deposits in our deposit base, which have terms of one year or less.

UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. See the Contractual Obligation and Off-Balance-Sheet Arrangements section for additional information.
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at March 31, 2006, has not changed substantially from December 31, 2005.
Liquidity Risk Management
Liquidity Management. Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income and debt issuances. UCB’s primary source of funding is its core deposits, which are comprised of NOW accounts, demand deposits, savings accounts, money market accounts and time deposits under $100,000.
Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.
For the three months ended March 31, 2006, UCBH received no dividends from UCB. At March 31, 2006, $244.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and no significant changes in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, the source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its core deposits. At March 31, 2006, these deposits, in aggregate, constituted 63.2% of total deposits compared with 62.8% at December 31, 2005. For the three months ended March 31, 2006, deposit increases resulted in net cash inflows of $12.3 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers and with the FHLB to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of UCB’s stock in the FHLB. UCB had $792.7 million and $788.0 million of FHLB advances outstanding at March 31, 2006, and December 31, 2005, respectively. At March 31, 2006, UCB had $1.93 billion of additional FHLB borrowings available for future borrowing capacity.
Included in the $792.7 million of FHLB advances outstanding as of March 31, 2006, were $94.0 million of short-term, fixed-rate advances that mature within one year. The remaining $698.7 million in long-term advances mature between June 2006 and December 31, 2015. As of March 31, 2006, $531.5 million of these advances may be terminated at the option of the FHLB. The FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
The FHLB is also a source of liquidity for UCB. The FHLB allows member banks to borrow against their eligible loans to meet liquidity requirements. For the three months ended March 31, 2006, the activity in short-term FHLB borrowings resulted in a net cash outflow of $39.2 million, while activity in long-term borrowings resulted in net cash inflows of $1.3 million. At March 31, 2006, amounts of unused lines of credit available for additional FHLB advances totaled $1.93 billion. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding.
The Company has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of March 31, 2006, no advances had been drawn against this line.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the three months ended March 31, 2006, loan sales provided $199.7 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes.
While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the three months ended March 31, 2006, investment securities activities resulted in a decrease in investment holdings and a net inflow of cash in the amount of $28.8 million.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the three months ended March 31, 2006, loan growth resulted in a net cash outflow of $274.3 million. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a user of funds rather than a source.

CAPITAL MANAGEMENT
The Board of Directors is responsible for approving the policies associated with capital management. The ultimate goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level as defined by the federal banking regulators. As of March 31, 2006, both UCB and the Company exceeded the minimum risk-based capital ratios to be considered well capitalized.
Total stockholders’ equity at March 31, 2006, was $618.9 million, an increase of 2.6% over the $603.5 million at December 31, 2005. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. The Company’s and UCB’s risk-based capital ratios at March 31, 2006, and December 31, 2005, were as follows:

	March 31,	December 31,
	2006	2005
United Commercial Bank:
Tier 1 leverage	8.29%	8.26%
Tier 1 risk-based capital	10.01	9.91
Total risk-based capital	11.02	10.98

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.56%	8.56%
Tier 1 risk-based capital	10.33	10.26
Total risk-based capital	11.34	11.33
UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH declared dividends of $0.03 per share for a total of $2.8 million on January 26, 2006. Dividends declared on January 26, 2006, had the effect of reducing the Company’s Tier 1 leverage ratio by 3 basis points and the total risk-based capital ratio by 4 basis points. During the April 27, 2006, meeting, UCBH’s Board of Directors declared a quarterly dividend of $0.03 per share payable on July 12, 2006 to the stockholders of record as of June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
At the end of the period covered by this report, UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries are collectively referred to as the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including UCBH’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, UCBH’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition and/or future operating results.
As of March 31, 2006, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

		Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

		Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	8-K	000-24947	10.1	May 25, 2005

10.8	Executive Deferred Compensation Plan, as amended	8-K	000-24947	10.1	December 20, 2005

10.9	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.3	June 13, 2005

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.4	June 13, 2005

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 16, 2006

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					✓

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: May 10, 2006	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006	/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)