Form 10-Q
period 2006-06-30
UCBH HOLDINGS INC
filed 2006-08-09
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2006.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _______________ to _______________.
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, the Registrant had 94,508,837 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Noninterest bearing cash	$89,089	$101,002
Interest bearing cash	94,598	99,070
Federal funds sold	116	2,993

Cash and cash equivalents	183,803	203,065

Investment and mortgage-backed securities available for sale, at fair value	1,240,312	1,117,724
Investment and mortgage-backed securities held to maturity, at cost (fair value of $297,664 and $313,974 at June 30, 2006, and December 31, 2005, respectively)	299,266	308,608
Federal Home Loan Bank stock and other equity investments	88,962	75,445
Loans held for sale	240,162	156,740
Loans held in portfolio	5,943,058	5,838,660
Allowance for loan losses	(59,035)	(64,542)

Loans held in portfolio, net	5,884,023	5,774,118

Accrued interest receivable	41,305	37,750
Premises and equipment, net	97,754	98,289
Goodwill	107,455	106,648
Core deposit intangibles, net	12,745	14,981
Mortgage servicing rights, net	11,466	10,642
Other assets	83,840	61,627

Total assets	$8,291,093	$7,965,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$568,336	$558,649
Interest bearing deposits	5,670,941	5,705,520

Total deposits	6,239,277	6,264,169

Securities sold under agreements to repurchase	150,000	—
Short-term borrowings	343,325	279,425
Subordinated debentures	150,520	150,520
Accrued interest payable	12,180	12,582
Long-term borrowings	665,844	562,033
Other liabilities	90,198	93,394

Total liabilities	7,651,344	7,362,123

Commitments and contingencies (Note 13)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at June 30, 2006, and December 31, 2005; 94,479,237 and 94,037,878 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	945	940
Additional paid-in capital	253,072	247,340
Retained earnings	418,384	375,220
Accumulated other comprehensive loss	(32,652)	(19,986)

Total stockholders’ equity	639,749	603,514

Total liabilities and stockholders’ equity	$8,291,093	$7,965,637

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$111,636	$79,235	$217,174	$145,860
Federal funds sold and deposits with banks	1,223	361	2,238	999
Investment and mortgage-backed securities:
Taxable	15,463	14,625	29,670	28,801
Nontaxable	2,684	2,652	5,376	5,235

Total interest and dividend income	131,006	96,873	254,458	180,895

Interest expense:
Deposits	49,699	26,606	94,095	48,667
Short-term borrowings	4,091	2,653	7,565	2,969
Subordinated debentures	3,035	2,433	5,750	4,747
Long-term borrowings	8,131	5,535	15,418	9,500

Total interest expense	64,956	37,227	122,828	65,883

Net interest income	66,050	59,646	131,630	115,012
Provision for loan losses	1,249	1,775	1,556	2,965

Net interest income after provision for loan losses	64,801	57,871	130,074	112,047

Noninterest income:
Commercial banking fees	3,416	2,604	7,511	4,841
Service charges on deposits	912	851	1,652	1,515
Loss on sale of securities, net	—	(614)	(2)	(5)
Gain on sale of SBA loans, net	1,021	839	1,602	1,923
Gain on sale of multifamily and commercial real estate loans, net	4,238	2,683	8,149	6,435
Lower of cost or market adjustment on loans held for sale	247	—	150	—
Equity loss in other equity investments	(50)	(859)	(508)	(1,270)
Acquisition termination fee	—	—	5,000	—
Other fees	345	164	652	275

Total noninterest income	10,129	5,668	24,206	13,714

Noninterest expense:
Personnel	20,738	15,109	46,472	29,849
Occupancy	3,716	3,262	7,415	5,908
Data processing	3,005	1,762	5,327	3,386
Furniture and equipment	1,775	1,567	3,435	3,096
Professional fees and contracted services	2,410	2,782	5,795	5,291
Deposit insurance	195	189	406	377
Communication	258	238	504	495
Core deposit intangible amortization	467	258	1,022	542
Loss (gain) on extinguishment of subordinated debentures and borrowings	(365)	1,196	(360)	1,196
Other general and administrative	4,932	4,065	9,863	7,501

Total noninterest expense	37,131	30,428	79,879	57,641

Income before income tax expense	37,799	33,111	74,401	68,120
Income tax expense	12,393	7,747	25,576	20,950

Net income	$25,406	$25,364	$48,825	$47,170

Earnings per share:
Basic	$0.27	$0.28	$0.52	$0.52
Diluted	$0.26	$0.27	$0.50	$0.49
Dividends declared per share	$0.030	$0.025	$0.060	$0.050
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income
Balance at December 31, 2004	91,131,824	$456	$203,432	$286,622	$(6,498)	$484,012

Net income	—	—	—	47,170	—	47,170	$47,170
Other comprehensive income, net of tax benefit of $55	—	—	—	—	75	75	75

Comprehensive income	—	—	—	—	—	—	$47,245

Stock options exercised, including related tax benefit	614,360	5	5,684	—	—	5,689
Cash dividend of $0.050 per share	—	—	—	(4,580)	—	(4,580)
Stock split	—	457	(457)	—	—	—

Balance at June 30, 2005	91,746,184	$918	$208,659	$329,212	$(6,423)	$532,366

Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	48,825	—	48,825	$48,825
Other comprehensive income, net of tax benefit of $9,151	—	—	—	—	(12,666)	(12,666)	(12,666)

Comprehensive income	—	—	—	—	—	—	$36,159

Stock options exercised, including related tax benefit	441,359	5	4,869	—	—	4,874
APB Opinion No. 25 stock compensation charge	—	—	12	—	—	12
SFAS No. 123(R) stock compensation charge	—	—	851	—	—	851
Cash dividend of $0.060 per share	—	—	—	(5,661)	—	(5,661)

Balance at June 30, 2006	94,479,237	$945	$253,072	$418,384	$(32,652)	$639,749

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$48,825	$47,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,556	2,965
Amortization of net deferred loan fees	(4,181)	(2,946)
Amortization of net securities premiums and discounts	(32)	(128)
Federal Home Loan Bank stock dividend	(989)	(530)
Amortization of intangibles	2,341	1,718
Depreciation and amortization of premises and equipment	4,363	4,004
Gain on sale of loans held in portfolio, securities, and other assets, net	(8,784)	(65)
Lower of cost or market adjustment on loans held for sale	(150)	—
Equity loss in other equity investments	368	1,270
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	745	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	1,196
Other, net	280	110
Changes in operating assets and liabilities:
Decrease in loans originated for sale	24,272	50,438
Increase in accrued interest receivable	(3,555)	(5,286)
Increase in other assets	(12,924)	(859)
Increase (decrease) in accrued interest payable	(402)	1,255
Increase (decrease) in other liabilities	(2,491)	9,483

Net cash provided by operating activities	48,882	109,795

Cash flows from investing activities:
Payment of acquisition related expenditures	(377)	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	59,436	340,411
Purchases	(211,003)	(418,582)
Sales	7,231	91,380
Called	1,225	12,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	8,078	13,007
Purchases	—	(9,893)
Proceeds from redemption of Federal Home Loan Bank stock	5,769	—
Purchase of Federal Home Loan Bank stock	(19,150)	(15,783)
Funding of other equity investments	(903)	(5,163)
Proceeds from the sale of loans held in portfolio	405,521	30,070
Loans held in portfolio originated and purchased, net of principal collections	(616,475)	(842,347)
Purchases of premises and other equipment	(3,859)	(1,691)
Capitalization of loan servicing rights	(2,261)	(3,619)
Other investing activities, net	258	408

Net cash used in investing activities	(366,510)	(809,802)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	45,316	132,354
Net increase (decrease) in time deposits	(70,428)	77,110
Net increase in securities sold under agreements to repurchase	150,000	—
Net increase in short-term borrowings	210,128	437,053
Redemption of subordinated debentures	—	(30,000)
Proceeds from long-term borrowings	2,753	—
Principal payments of long-term borrowings	(37,584)	—
Proceeds from stock option exercises	3,359	2,599
Payment of cash dividend on common stock	(5,178)	(4,109)

Net cash provided by financing activities	298,366	615,007

Net decrease in cash and cash equivalents	(19,262)	(85,000)
Cash and cash equivalents at beginning of period	203,065	208,364

Cash and cash equivalents at end of period	$183,803	$123,364

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), the bank holding company of United Commercial Bank (“UCB”), and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude seven special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the SEC. Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2005, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and six months ended June 30, 2006, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and six months ended June 30, 2006, include the results of operations of Pacifica Bancorp, Inc., which was acquired on October 31, 2005, and Asian American Bank & Trust Company, which was acquired on November 28, 2005. On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the shareholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive income at December 31, 2004, has been adjusted to take into account the stock split.

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

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the June 30, 2006, presentation.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio.

UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loan portfolio categories as a whole and a specific allowance for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loan portfolio allowance and are assessed individually.

In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through on going review.

The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends, and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance.

UCB regularly assesses the loss factors that are applied to loan portfolio categories, and as part of the assessment concluded during the three months ended June 30, 2006, UCB effected refinements in the methodologies employed in establishing appropriate loss factors. These refinements focused primarily on the application of the expected loss approach, which is in turn based on estimated probabilities of default and loss given default, and on the delineation of the quantitative and qualitative risk characteristics and macro-economic influences.

The quantitative analysis resulted in a revision and lowering of the loss factors on the commercial real estate, construction and commercial portfolios. The qualitative analysis resulted in a lowering of the construction portfolio loss factor while resulting in an increase in the multi-family portfolio loss factor. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.

The second component of the allowance for loan losses, the specific reserve, applies to loans that are deemed impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions with regard to the options granted during a reporting period namely, expected life, stock price volatility, expected dividend yield and risk-free interest rate.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
retained earnings. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either measure servicing rights subsequent to initial evaluation at fair value and report changes in fair value in earnings or amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

3.	Business Combinations

Pacifica Bancorp, Inc. and Asian American Bank & Trust Company

During the three months ended June 30, 2006, goodwill and core deposit intangibles were adjusted to reflect the final valuations of the net assets acquired from Pacifica Bancorp, Inc. and Asian American Bank & Trust Company.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
4.	Cash and Cash Equivalents

UCB is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank of San Francisco. At June 30, 2006, and December 31, 2005, the reserve requirement was $7.0 million and $13.1 million, respectively.

5.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust preferred securities	$33,444	$32,940	$33,443	$32,946
U.S. Government sponsored enterprises	242,819	235,066	159,655	155,185
Other	10,503	10,402	11,012	10,911

Total investment securities available for sale	286,766	278,408	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	381,104	362,975	355,135	344,190
GNMA	85,048	79,520	88,184	85,033
FHLMC	344,200	327,857	302,540	292,316
Other	199,521	191,552	202,264	197,143

Total mortgage-backed securities available for sale	1,009,873	961,904	948,123	918,682

Total investment and mortgage-backed securities available for sale	1,296,639	1,240,312	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	224,389	226,970	225,573	232,279

Mortgage-backed securities held to maturity:
FNMA	4,565	4,277	5,112	4,923
GNMA	69,656	65,802	77,261	76,133
FHLMC	656	615	662	639

Total mortgage-backed securities held to maturity	74,877	70,694	83,035	81,695

Total investment and mortgage-backed securities held to maturity	299,266	297,664	308,608	313,974

Total investment and mortgage-backed securities	$1,595,905	$1,537,976	$1,460,841	$1,431,698

As of June 30, 2006, the net unrealized loss on securities was $57.9 million. The net unrealized loss on securities that are available for sale was $56.3 million. Net of tax benefit of $23.6 million, the unrealized $32.7 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $1.6 million net loss between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three and six months ended June 30, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
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

6.	Loans Held for Sale

The components of loans held for sale as of June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$237,397	$154,087
Business	1,874	2,653

Total commercial loans	239,271	156,740

Consumer:
Residential mortgage (one-to-four family)	891	—

Loans held for sale (1)	$240,162	$156,740

(1)	Amounts include net unamortized deferred loan fees of $438,000 and $372,000 at June 30, 2006, and December 31, 2005, respectively.
During the six months ended June 30, 2006, UCB transferred $379.7 million of loans from held in portfolio to held for sale and $62.1 million of loans from held for sale to held in portfolio.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
7.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$1,963,087	$2,307,381
Secured by real estate — multifamily	1,475,440	1,506,848
Construction	709,222	494,841
Business	1,126,926	863,935

Total commercial loans	5,274,675	5,173,005

Consumer:
Residential mortgage (one-to-four family)	614,180	613,988
Other	54,203	51,667

Total consumer loans	668,383	665,655

Loans held in portfolio (1)	5,943,058	5,838,660
Allowance for loan losses	(59,035)	(64,542)

Loans held in portfolio, net	$5,884,023	$5,774,118

(1)	Amounts include net unamortized deferred loan fees of $7.7 million and $7.4 million at June 30, 2006, and December 31, 2005, respectively.
The components of loans held in portfolio by interest rate type as of June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Adjustable-rate loans	$2,963,528	$2,951,945
Intermediate fixed-rated loans	1,615,804	1,711,915
Fixed-rate loans	1,371,387	1,182,198

Loans held in portfolio (1)	$5,950,719	$5,846,058

(1)	Amounts exclude net unamortized deferred loan fees of $7.7 million and $7.4 million at June 30, 2006, and December 31, 2005, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and six months ended June 30, 2006 and 2005, was as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period :
Allowance for loan losses	$61,806	$57,547	$64,542	$56,472
Allowance for losses — unfunded commitments	3,713	3,948	3,402	3,940

Total allowance for losses at beginning of period	65,519	61,495	67,944	60,412
Provision for losses	1,249	1,775	1,556	2,965
Loans charged off	(2,630)	(3)	(5,483)	(137)
Recoveries of loans previously charged off	121	48	242	75

Total allowance for losses at end of period	$64,259	$63,315	$64,259	$63,315

Allowance for loan losses	$59,035	$58,508	$59,035	$58,508
Allowance for losses — unfunded commitments	5,224	4,807	5,224	4,807

Total allowance for losses at end of period	$64,259	$63,315	$64,259	$63,315

8.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the six months ended June 30, 2006, was as follows (dollars in thousands):

Average balance outstanding	$44,751
Maximum amount outstanding at any month end period	150,000
Balance outstanding at end of period	150,000
Weighted average interest rate during the period	4.12%
Weighted average interest rate at end of period	4.14%
Weighted average remaining term to maturity at end of period (in years)	7.1
UCB entered into three Repurchase Agreements totaling $150.0 million, which mature between May 11, 2011, and March 27, 2016. Under the terms of the Repurchase Agreement, payments are due quarterly. The interest rates for the respective first years of the Repurchase Agreements ranged from a 3-month London Interbank Offered Rate (“LIBOR”) less 82 basis points to a 3-month LIBOR less 132 basis points, which adjust quarterly. Thereafter the interest rates are fixed for the remainder of the term with interest rates ranging from 4.75% to 5.00%. The initial interest rates ranged from 3.99% to 4.14%. The current interest rates at June 30, 2006, ranged from 3.99% to 4.40%. Additionally, the lender has the right to terminate the applicable Repurchase Agreement either at the first anniversary date of the Repurchase Agreement or at the first anniversary date and quarterly thereafter. The underlying collateral pledged for the repurchase agreements consists of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities and Federal Home Loan Bank investment securities with a fair value of $169.1 million as of June 30, 2006. The collateral is held by a custodian and maintained under UCB’s control. At June 30, 2006, the securities sold under agreement to repurchase mature between 2010 to 2035.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
Long-Term and Short-Term Borrowings

UCB has certain loan sale transactions recorded as secured borrowings as of June 30, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $2.8 million at June 30, 2006, and $19.1 million at December 31, 2005.

9.	Earnings Per Share

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
Net income — basic	$25,406	94,429,086	$0.27	$25,364	91,624,156	$0.28
Effect of stock options	—	3,619,680		—	3,597,036

Net income — diluted	$25,406	98,048,766	$0.26	$25,364	95,221,192	$0.27

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005

Net income — basic	$48,825	94,272,826	$0.52	$47,170	91,427,204	$0.52
Effect of stock options	—	3,699,307		—	4,062,664

Net income — diluted	$48,825	97,972,133	$0.50	$47,170	95,489,868	$0.49

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2006 and 2005, were 6,618,712 shares and 5,952,507 shares, respectively, and for the six months ended June 30, 2006 and 2005, were 6,618,712 shares and 2,784,800 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.

10.	Employee Benefit Plans

Stock Option Plan

On May 18, 2006, UCBH adopted the UCBH Holdings, Inc. 2006 Equity Incentive Plan (the “Plan”), which was formerly known as the UCBH Holdings, Inc. 1998 Stock Option Plan, as amended. The Plan was approved by its shareholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by the Board of Directors and are granted at the fair market value of the Company’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of June 30, 2006, the Company had 989,573 shares of common stock reserved for the issuance of options under the Plan.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) eliminates the ability for companies to account for share-based compensation transactions using the intrinsic value method and requires that companies measure and recognize compensation expense for all share-based payments at fair value. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R) and results for prior periods have not been restated.

The adoption of SFAS No. 123(R) reduced income before income tax expense for the three and six months ended June 30, 2006, by approximately $546,000 and $851,000, respectively, and reduced net income for the same periods by approximately $466,000 and $733,000, respectively. Basic and diluted earnings per common share for the three and six months ended June 30, 2006, were reduced by less than $0.01 as a result of the amounts expensed. In addition, as of June 30, 2006, total unrecognized compensation cost related to nonvested stock option awards was approximately $6.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.64 years. Further, for the three and six months ended June 30, 2006, the total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $80,000 and $118,000, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the three and six months ended June 30, 2006, there were no such excess tax benefits.

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.60%	0.60%	0.63%	0.58%
Volatility	29.72%	42.65%	29.90%	32.36%
Risk-free interest rate	5.03%	4.10%	4.70%	4.13%
Expected lives (years)	7.71	7.48	7.58	7.54
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.

The following is a summary of the stock option activity for the three and six months ended June 30, 2006 (dollars in thousands, except weighted average exercise price):

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
	Three Months Ended June 30, 2006				Six Months Ended June 30, 2006
Options outstanding, beginning of period	14,821,177	$12.52			14,436,020	$12.23

Granted	314,000	18.77			916,000	18.11
Exercised	(241,550)	7.84			(441,359)	7.61
Forfeited	(29,500)	17.65			(46,000)	17.66
Expired	(5,803)	18.55			(6,337)	18.40

Options outstanding, end of period	14,858,324	$12.71	6.31	$56,860	14,858,324	$12.71	6.31	$56,860

Shares exercisable end of period	13,836,324	$12.32	6.07	$58,406	13,836,324	$12.32	6.07	$58,406

The weighted-average grant date fair value of options granted was $7.86 and $8.51 during the three months ended June 30, 2006 and 2005, respectively, and $7.37 and $7.54, during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $2.7 million and $3.7 million during the three months ended June 30, 2006 and 2005, respectively, and $4.8 million and $8.9 million during the six months ended June 30, 2006 and 2005, respectively. The total fair value of options that vested was $6.9 million and $8.4 million during the three and six months ended June 30, 2005, respectively. No options vested during the three and six months ended June 30, 2006.

The range of exercise prices for options outstanding at June 30, 2006, was as follows:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$2.25	1,497,566	$1.88	2.49	1,497,566	$1.88
$2.26-$4.51	163,956	2.93	3.71	163,956	2.93
$4.52-$6.77	3,921,392	6.15	4.80	3,921,392	6.15
$6.78-$9.03	273,412	7.21	5.40	273,412	7.21
$9.04-$11.29	687,933	10.01	5.47	687,933	10.01
$11.30-$13.55	325,355	12.38	6.57	325,355	12.38
$13.56-$15.81	404,164	14.82	7.12	404,164	14.82
$15.82-$18.07	1,361,334	17.33	8.96	631,334	16.96
$18.08-$20.33	5,483,412	18.84	7.88	5,191,412	18.82
$20.34-$22.59	739,800	21.25	6.70	739,800	21.25

Total/Average	14,858,324	$12.71	6.31	13,836,324	$12.32

The following table sets forth the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the three

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
and six months ended June 30, 2005, prior to the Company’s adoption of SFAS No. 123(R) (amounts in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$25,364	$47,170
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,251)	(4,413)

Net income, pro forma	$23,113	$42,757

Basic earnings per share:
As reported	$0.28	$0.52
Pro forma	$0.25	$0.47

Diluted earnings per share:
As reported	$0.27	$0.49
Pro forma	$0.24	$0.45
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

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $6.3 million and $7.2 million at June 30, 2006, and December 31, 2005, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
12.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$82,062	$88,407
Commercial (excluding construction)	829,868	672,662
Construction	669,200	539,955
Letters of credit	121,346	90,595
Foreign exchange contracts receivable	(372,966)	(217,827)
Foreign exchange contracts payable	223,662	216,892
Put options to buy	9,468	11,269
Put options to sell	(9,472)	(11,269)
Unfunded CRA investment commitments	4,469	4,760
13. Contingent Liabilities
     The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.
14. Supplemental Cash Flow Information
     The supplemental cash flow information for the six months ended June 30, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Cash paid during the period for:
Interest	$123,230	$64,627
Income taxes	33,260	17,159

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$—
Income tax benefit from stock options exercised	1,515	3,090
Transfer of loans from held for sale to held in portfolio	(62,095)	—
Transfer of loans to held for sale from held in portfolio	379,748	—
15.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations and UCB Investment Services, Inc. The “UCBH Holdings, Inc.” column in the following table consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units and reflects the elimination of intersegment transactions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements - Continued
(unaudited)
The following is segment information for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three months ended June 30, 2006:
Total interest and dividend income	$127,084	$6,244	$133,328	$—	$(2,322)	$131,006
Net interest income (expense)	67,341	1,769	69,110	(3,060)	—	66,050
Net income (loss)	28,975	(407)	28,568	25,409	(28,571)	25,406

Three months ended June 30, 2005:
Total interest and dividend income	$96,124	$1,246	$97,370	$—	$(497)	$96,873
Net interest income (expense)	60,893	1,192	62,085	(2,439)	—	59,646
Net income (loss)	29,661	(611)	29,050	25,364	(29,050)	25,364

Six months ended June 30, 2006:
Total interest and dividend income	$247,582	$10,694	$258,276	$—	$(3,818)	$254,458
Net interest income (expense)	134,371	3,051	137,422	(5,792)	—	131,630
Net income (loss)	55,106	(1,893)	53,213	48,825	(53,213)	48,825

Six months ended June 30, 2005:
Total interest and dividend income	$179,394	$2,431	$181,825	$—	$(930)	$180,895
Net interest income (expense)	117,538	2,232	119,770	(4,758)	—	115,012
Net income (loss)	55,262	(1,084)	54,178	47,170	(54,178)	47,170

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

MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) are an $8.29 billion bank with headquarters in San Francisco, California. Its operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through sixty offices and branches in the United States and Asia and is a leader in providing financial services to the ethnic Chinese in the United States. At June 30, 2006, we had fifty-seven domestic branches and offices; twenty-seven in Northern California, twenty in Southern California, two in the Seattle metropolitan area, three in the Boston metropolitan area and five in the New York metropolitan area. UCB also has a branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentrations of ethnic Chinese. We believe that our core banking business performed satisfactorily in the six months ended June 30, 2006, given the challenging interest rate environment that continues to impact the financial services industry.
The Company reported earnings for the three months ended June 30, 2006, of $25.4 million or $0.26 per diluted share. This compares with $25.4 million or $0.27 per diluted share for the three months ended June 30, 2005, and $23.4 million or $0.24 per diluted share for the three months ended March 31, 2006. Return on average equity (“ROE”) was 16.20% and return on average assets (“ROA”) was 1.25% for the three months ended June 30, 2006, compared with a ROE of 19.74% and ROA of 1.50% for the three months ended June 30, 2005, and 15.36% and 1.18% for the three months ended March 31, 2006, respectively.
For the six months ended June 30, 2006, the Company reported earnings of $48.8 million or $0.50 per diluted share, compared with $47.2 million or $0.49 per diluted share for the six months ended June 30, 2005, respectively. ROE was 15.79% and ROA was 1.22% for the six months ended June 30, 2006, compared with a ROE of 18.75% and ROA of 1.44% for the six months ended June 30, 2005.
CORPORATE DEVELOPMENTS
Election of New Director. At UCBH’s Annual Meeting of Stockholders on May 18, 2006, Mr. David S. Ng was elected as a new member to the Boards of Directors of UCBH and UCB. Mr. Ng has over 20 years of experience in accounting, investment management and residential development. Since 2001, Mr. Ng has been the President and Managing Member of Greenwood Equities Group, LLC, a firm that manages and directs investments in stocks, bonds, options, mutual funds, derivatives, private equity placements and venture capital offerings. He has also been the President of Golden Gateway Associates, a real estate property investment firm, since 1992. Previously, he was the President and Managing Member of Wolf Development Co., LLC, a residential development firm. From 1975 to 1981, Mr. Ng served as an Associate and Assistant Professor of Accounting at the Graduate School of Business, Stanford University. Mr. Ng holds an A.B. in Mathematics, a B.S. in Economics, an M.B.A. and a Ph.D. in Business Administration from the University of California, Berkeley.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. At June 30, 2006, UCB’s total allowance for loan losses was $59.0 million, which represented 0.99% of gross loans held in portfolio.

UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loan portfolio categories as a whole and a specific allowance for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loan portfolio and are assessed individually.
In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through on going review.
The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends, and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance.
UCB regularly assesses the loss factors that are applied to loan portfolio categories, and as part of the assessment concluded during the three months ended June 30, 2006, UCB effected refinements in the methodologies employed in establishing appropriate loss factors. These refinements focused primarily on the application of the expected loss approach, which is in turn based on estimated probabilities of default and loss given default, and on the delineation of the quantitative and qualitative risk characteristics and macro-economic influences.
The quantitative analysis resulted in a revision and lowering of the loss factors on the commercial real estate, construction and commercial portfolios. The qualitative analysis resulted in a lowering of the construction portfolio loss factor while resulting in an increase in the multi-family portfolio loss factor. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
The second component of the allowance for loan losses, the specific reserve, applies to loans that are deemed impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.
The effect of all general allowance and specific reserve changes during the three months ended June 30, 2006, resulted in a net reduction of $2.8 million in the allowance for loan losses, including a $6.3 million reduction in the allowance for loan losses from changes in loss factors and a $4.4 million increase from loan growth. The allowance for loan losses was also reduced by $2.6 million from loan charge-offs, which was partially offset by increases to the allowance associated with the migration of loan quality and increases in specific reserves. The effect of all general allowance and specific reserve changes during the six months ended June 30, 2006, resulted in a net reduction of $5.5 million in the allowance for loan losses, including an $8.7 million reduction in the allowance for loan losses from changes in loss factors and a $4.3 million increase from loan growth. The allowance for loan losses was also reduced by $5.5 million for loan charge-offs, which was partially offset by increases to the allowance associated with the migration of loan quality and increases in specific reserves.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.
There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance for loan losses adequately address all of the components to estimate inherent credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for credit losses, which would negatively impact the Company’s results of operations in future periods. UCB continually evaluates its allowance for loan losses methodology, seeking to refine and enhance this process as appropriate.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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
In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	0.60%	0.60%	0.63%	0.58%
Volatility	29.72%	42.65%	29.90%	32.36%
Risk-free interest rate	5.03%	4.10%	4.70%	4.13%
Expected lives (years)	7.71	7.48	7.58	7.54
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

Effective December 27, 2005, UCBH’s Board of Directors authorized UCBH to accelerate the vesting of all unvested options associated with grants issued on or prior to October 26, 2005. The decision to accelerate the vesting of the options, which UCBH believes is in the best interests of its stockholders, was made primarily to reduce the impact of recording approximately $22.7 million of noncash compensation expense over the period of 2006 through 2008 upon the implementation of SFAS No. 123(R). The options acceleration was treated as a modification of the terms of the existing option grants, thereby requiring a new value measurement as of the acceleration date. Any increase between the newly measured value and the original grant price is viewed as additional intrinsic value and may need to be included in future compensation expense under certain conditions related to prospective employee terminations. For the three and six months ended June 30, 2006, the expense associated with the increase in intrinsic value was $9,000 and $12,000, respectively.
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
Recent Accounting Pronouncements
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose to either measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,					Six Months Ended June 30,
			Increase (Decrease)					Increase (Decrease)
	2006	2005	Amount		%	2006	2005	Amount		%
Operating Data:
Total interest and dividend income	$131,006	$96,873	$34,133		35.23	$254,458	$180,895	$73,563		40.67
Total interest expense	64,956	37,227	27,729		74.49	122,828	65,883	56,945		88.43

Net interest income	66,050	59,646	6,404		10.74	131,630	115,012	16,618		14.45
Provision for loan losses	1,249	1,775	(526)		(29.63)	1,556	2,965	(1,409)		(47.52)

Net interest income after recovery of (provision for) loan losses	64,801	57,871	6,930		11.97	130,074	112,047	18,027		16.09
Total noninterest income	10,129	5,668	4,461		78.71	24,206	13,714	10,492		76.51
Total noninterest expense	37,131	30,428	6,703		22.03	79,879	57,641	22,238		38.58

Income before income tax expense	37,799	33,111	4,688		14.16	74,401	68,120	6,281		9.22
Income tax expense	12,393	7,747	4,646		55.97	25,576	20,950	4,626		22.08

Net income	$25,406	$25,364	$42		0.17	$48,825	$47,170	$1,655		3.51

Per Share Data:
Basic earnings per share	$0.27	$0.28	$(0.01)		(3.57)	$0.52	$0.52	$—		—
Diluted earnings per share	0.26	0.27	(0.01)		3.70	0.50	0.49	0.01		2.04
Dividends declared per share	0.030	0.025	0.005		20.00	0.060	0.050	0.010		20.00

Select Operating Ratios:
Return on average assets	1.25%	1.50%	(25	) bp*	(16.67)	1.22%	1.44%	(22	) bp*	(15.28)
Return on average equity	16.20	19.74	(354)		(17.93)	15.79	18.75	(296)		(15.79)
Efficiency ratio (1)	48.74	46.59	215		4.61	51.26	44.78	648		14.47
Noninterest expense to average assets	1.83	1.80	3		1.67	1.99	1.76	23		13.07
Average equity to average assets	7.74	7.62	12		1.57	7.71	7.69	2		0.26
Dividend payout ratio (2)	11.54	9.26	228		24.62	12.00	10.20	180		17.65
Net loan charge-offs to average loans	0.16	—	16		—	0.17	—	17		—

	June 30,	December 31,	Increase (Decrease)
	2006	2005	Amount		%
Financial Condition and Other Data:
Investments and mortgage-backed securities available for sale	$1,240,312	$1,117,724		$122,588	10.97
Investments and mortgage-backed securities held to maturity	299,266	308,608		(9,342)	(3.03)
Loans held for sale	240,162	156,740		83,422	53.22
Loans held in portfolio, net	5,884,023	5,774,118		109,905	1.90
Total assets	8,291,093	7,965,637		325,456	4.09
Deposits	6,239,277	6,264,169		(24,892)	(0.40)
Securities sold under agreements to repurchase	150,000	—		150,000	—
Short-term borrowings	343,325	279,425		63,900	22.87
Long-term borrowings	665,844	562,033		103,811	18.47
Subordinated debentures	150,520	150,520		—	—
Stockholders’ equity	639,749	603,514		36,235	6.00
Nonperforming assets	16,104	19,133		(3,029)	(15.83)

Selected Ratios:
Loan delinquency ratio	0.24%	0.48%	(24)	bp*	(50.00)
Nonperforming assets to total assets	0.19	0.24		(5)	(20.83)
Nonperforming loans to total loans	0.26	0.32		(6)	(18.75)
Allowance for loan losses to nonperforming loans	366.58	337.33		2,925	8.67
Allowance for loan losses to loans held in portfolio	0.99	1.11		(12)	(10.81)
Total loan to deposit ratio	99.10	95.71		339	3.54
Stockholders’ equity to total assets	7.72	7.58		14	1.85
Bank Regulatory Capital Ratios:
United Commercial Bank:
Total risk-based capital	11.12%	10.98%	14	bp*	1.28
Tier 1 risk-based capital	10.15	9.91		24	2.42
Tier 1 leverage ratio (3)	8.48	8.26		22	2.66
UCBH Holdings, Inc. and subsidiaries:
Total risk-based capital	11.40%	11.33%	7	bp*	0.62
Tier 1 risk-based capital	10.44	10.26		18	1.75
Tier 1 leverage ratio (3)	8.72	8.56		16	1.87

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Represents dividends declared per share as a percentage of diluted earnings per share.

(3)	Represents Tier 1 capital to total average assets.

*	Basis point.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005
The consolidated net income of the Company was $25.4 million for both the three months ended June 30, 2006 and 2005. The annualized ROE and ROA ratios for the three months ended June 30, 2006, were 16.20% and 1.25%, respectively. These amounts compare with a ROE of 19.74% and ROA of 1.50% for the three months ended June 30, 2005. A tax benefit of $3.9 million associated with the repatriation of earnings from a foreign subsidiary contributed to a higher ROE and ROA for 2005. Additionally, the declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s acquisitions that were consummated in the latter part of 2005. The efficiency ratio was 48.74% for the three months ended June 30, 2006, compared with 46.59% for the same period in 2005. The efficiency ratio increased primarily due to higher personnel expenses, occupancy expenses and data processing expenses in 2006 compared with 2005. Diluted earnings per share were $0.26 for the three months ended June 30, 2006, compared with $0.27 for the same period in 2005.
Net Interest Income and Net Interest Margin. The increase in net interest income for the second quarter of 2006 compared to 2005 was principally due to a $1.22 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with the Pacifica Bancorp, Inc. (“Pacifica”) and Asian American Bank & Trust Company (“AABT”) acquisitions. The average cost of deposits increased 123 basis points as a result of increased market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers, which typically carry higher interest rates. These factors were partially offset by an 87 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices continued to rise. The yield on taxable securities also increased in the second quarter of 2006 compared to 2005 as a result of the purchase of higher-yielding securities during the latter half of 2005.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006				2005
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$6,111,151		$111,636	7.31%	$4,918,500		$79,235	6.44%
Taxable securities (3)	1,284,824		15,463	4.81	1,323,832		14,625	4.42
Nontaxable securities (3)	224,973		2,684	4.77	221,942		2,652	4.78
Other	100,149		1,223	4.88	33,063		361	4.37

Total interest-earning assets	7,721,097		131,006	6.79	6,497,337		96,873	5.96
Noninterest-earning assets	378,590		—		246,733		—

Total assets	$8,099,687		$131,006		$6,744,070		$96,873

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,301,889		$9,919	3.05	$1,042,570		$4,401	1.69
Savings accounts	696,545		2,113	1.21	837,437		2,258	1.08
Time deposits	3,651,787		37,667	4.13	3,036,827		19,947	2.63

Total interest-bearing deposits	5,650,221		49,699	3.52	4,916,834		26,606	2.16
Short-term borrowings	343,341		4,091	4.77	293,420		2,653	3.62
Long- term borrowings	685,733		8,131	4.74	375,353		5,535	5.90
Subordinated debentures	150,520		3,035	8.07	135,701		2,433	7.17

Total interest-bearing liabilities	6,829,815		64,956	3.80	5,721,308		37,227	2.60
Noninterest-bearing deposits	530,621		—		427,181		—
Other noninterest-bearing liabilities	111,959		—		81,535		—
Stockholders’ equity	627,292		—		514,046		—

Total liabilities and stockholders’ equity	$8,099,687		$64,956		$6,744,070		$37,227

Net interest-earning assets/net interest income/net interest rate spread (4)	$891,282		$66,050	2.99%	$776,029		$59,646	3.36%

Net interest margin (5)				3.42%				3.67%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.14	x

Tax equivalent basis:
Total interest-earning assets (6)	$7,721,097		$132,451	6.86%	$6,497,337		$98,013	6.03%
Total interest-bearing liabilities	6,829,815		64,956	3.80	5,721,308		37,227	2.60

Net interest-earning assets/net interest income/net interest rate spread (4)	$891,282		$67,495	3.06%	$776,029		$60,786	3.43%

Net interest margin (5)				3.50%				3.74%

Average cost of deposits:
Total interest-bearing deposits	$5,650,221		$49,699	3.52%	$4,916,834		$26,606	2.16%
Noninterest-bearing deposits	530,621		—		427,181		—

Total deposits	$6,180,842		$49,699	3.22%	$5,344,015		$26,606	1.99%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $1.4 million and $1.1 million for the three months ended June 30, 2006 and 2005, respectively.

The net interest margin is calculated on a tax equivalent basis, which takes into account the tax benefits associated with certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The decline in the net interest margin in the second quarter of 2006 compared to 2005 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses amounted to $1.2 million for the three months ended June 30, 2006, as compared to $1.8 million for the three months ended June 30, 2005. The lower provision for the second quarter of 2006 compared to the same period of 2005 is reflective of the refinement of the methodology used to determine certain historical, qualitative and economic surcharge loss factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income increased by $4.5 million, or 78.7%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. The increase was primarily attributable to the increase in commercial banking fees, increase in gain on sale of multifamily and commercial real estate loans and a smaller equity loss in other equity investments. UCB increased its commercial banking fees to $3.4 million for the three months ended June 30, 2006, compared to $2.6 million for the same period in 2005. The increase reflects the growth in trade finance activity and other commercial banking fees and an increase in fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans increased to $4.2 million for the three months ended June 30, 2006, from $2.6 million for the same period in 2005 as a result of increased sales volume and higher interest rate spreads. Additionally, UCB had a reduction of equity losses in other equity investments to $50,000 for the three months ended June 30, 2006, from $859,000 for the same period in 2005 primarily attributable to $525,000 of equity income from a Community Reinvestment Act (“CRA”) qualified investment. There were no losses on sale of securities for the three months ended June 30, 2006, as compared to a $614,000 loss on sale of securities for the same period in 2005, which was primarily the result of the sale of $65.7 million in securities.
Noninterest Expense. Noninterest expense increased $6.7 million, or 22.0%, for the three months ended June 30, 2006, compared with the same period in 2005. The increase resulted principally from increases in personnel expenses, occupancy expenses and data processing. For the three months ended June 30, 2006, personnel expenses increased $5.6 million, or 37.2%, from the three months ended June 30, 2005, due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches in California and New York, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Pacifica and AABT acquisitions and other incentive bonuses totaling $838,000 were recognized during the three months ended June 30, 2006. Personnel expenses also included $546,000 in stock compensation expense related to the adoption of SFAS No. 123(R). Occupancy expenses increased by $454,000, or 13.9%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, as a result of the opening of new branches in California and New York and the additional branches resulting from the Pacifica and AABT acquisitions. Data processing expenses increased $1.2 million, or 70.5%, for the three months ended June 30, 2006, compared to three months ended June 30, 2005, primarily as a result of $570,000 related to the conversion of the loan and deposit systems at Pacifica and AABT. Other general and administrative expenses increased by $867,000, or 21.3%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily as a result of increased advertising expenses related to the expansion of UCB and foreign exchange losses. All of these increases were partially offset by a decrease in professional fees and contracted services of $372,000, or 13.4%, for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, primarily as a result of a decrease of $127,000 in Sarbanes-Oxley related costs and a gain on extinguishment of borrowings of $365,000 for the three months ended June 30, 2006, as compared to a loss on extinguishment of the subordinated debentures of $1.2 million for the three months ended June 30, 2005.
Income Tax Expense. The effective tax rate for the three months ended June 30, 2006, was 32.8%, compared with 23.4% for the three months ended June 30, 2005. The effective tax rate for the three months ended June 30, 2005, included a tax benefit of $3.9 million related to UCB’s decision to repatriate earnings from a foreign subsidiary.

The effective tax rate for the three months ended June 30, 2006, includes increased Enterprise Zone tax credits. These rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.
Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005
The consolidated net income of the Company for the six months ended June 30, 2006, increased by $1.7 million, or 3.5%, to $48.8 million, compared to $47.2 million for the same period in 2005. The annualized ROE and ROA ratios for the six months ended June 30, 2006, were 15.79% and 1.22%, respectively. These amounts compare with 18.75% and 1.44% for the six months ended June 30, 2005. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s acquisitions that were consummated in the latter part of 2005. Additionally, a tax benefit of $3.9 million associated with the repatriation of earnings from a foreign subsidiary contributed to a higher ROE and ROA for 2005. The efficiency ratio was 51.26% for the six months ended June 30, 2006, compared with 44.78% for the same period in 2005. The efficiency ratio increased primarily due to higher personnel expenses, occupancy expenses and data processing expenses in 2006 compared with 2005. Diluted earnings per share were $0.50 for the six months ended June 30, 2006, compared with $0.49 for the same period in 2005.
Net Interest Income and Net Interest Margin. The increase in net interest income for the first six months of 2006 compared to 2005 was principally due to a $1.35 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed Pacifica and AABT acquisitions. The average cost of deposits increased 122 basis points from 1.84% for the six months ended June 30, 2005, to 3.06% for the six months ended June 30, 2006, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers, which typically carry higher interest rates. These factors were partially offset by a 97 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices continued to rise. The yield on taxable securities yield also increased in the first six months of 2006 compared to 2005 as a result of the purchase of higher-yielding securities during 2005.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006				2005
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$6,074,549		$217,174	7.15%	$4,717,214		$145,860	6.18%
Taxable securities (3)	1,254,399		29,670	4.73	1,309,936		28,801	4.40
Nontaxable securities (3)	225,275		5,376	4.77	218,789		5,235	4.79
Other	98,493		2,238	4.54	60,411		999	3.31

Total interest-earning assets	7,652,716		254,458	6.65	6,306,350		180,895	5.74
Noninterest-earning assets	368,557		—		239,533		—

Total assets	$8,021,273		$254,458		$6,545,883		$180,895

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,257,330		$17,693	2.81	$1,011,073		$7,847	1.55
Savings accounts	737,635		4,391	1.19	893,533		4,723	1.06
Time deposits	3,636,978		72,011	3.96	2,954,066		36,097	2.44

Total interest-bearing deposits	5,631,943		94,095	3.34	4,858,672		48,667	2.00
Short-term borrowings	353,183		7,565	4.28	189,481		2,969	3.13
Long- term borrowings	633,205		15,418	4.87	355,244		9,500	5.35
Subordinated debentures	148,298		5,750	7.75	135,850		4,747	6.99

Total interest-bearing liabilities	6,766,629		122,828	3.63	5,539,247		65,883	2.38
Noninterest-bearing deposits	521,086		—		422,911		—
Other noninterest-bearing liabilities	114,992		—		80,546		—
Stockholders’ equity	618,566		—		503,179		—

Total liabilities and stockholders’ equity	$8,021,273		$122,828		$6,545,883		$65,883

Net interest-earning assets/net interest income/net interest rate spread (4)	$886,087		$131,630	3.02%	$767,103		$115,012	3.36%

Net interest margin (5)				3.44%				3.65%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.14	x

Tax equivalent basis:
Total interest-earning assets (6)	$7,652,716		$257,353	6.73%	$6,306,350		$183,477	5.82%
Total interest-bearing liabilities	6,766,629		122,828	3.63	5,539,247		65,883	2.38

Net interest-earning assets/net interest income/net interest rate spread (4)	$886,087		$134,525	3.10%	$767,103		$117,594	3.44%

Net interest margin (5)				3.52%				3.73%

Average cost of deposits:
Total interest-bearing deposits	$5,631,943		$94,095	3.34%	$4,858,672		$48,667	2.00%
Noninterest-bearing deposits	521,086		—		422,911		—

Total deposits	$6,153,029		$94,095	3.06%	$5,281,583		$48,667	1.84%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $2.9 million and $2.6 million for the six months ended June 30, 2006 and 2005, respectively.

The decline in the net interest margin for the first six months of 2006 compared to 2005 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses amounted to $1.6 million for the six months ended June 30, 2006, as compared to $3.0 million for the six months ended June 30, 2005. The lower provision for 2006 compared to 2005 is reflective of the refinement of the methodology used to determine certain historical, qualitative and economic surcharge loss factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income increased by $10.5 million, or 76.5%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.
The six month increase in noninterest income also included the $5.0 million acquisition termination fee from GEB that was received in the first quarter of 2006. Commercial banking fees increased to $7.5 million for the six months ended June 30, 2006, compared to $4.8 million for the same period in 2005. The increase reflects the growth in trade finance activity and other commercial banking fees and an increase in fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans increased to $8.1 million for the six months ended June 30, 2006, from $6.4 million for the same period in 2005 as a result of increased sales volume and higher interest rate spreads. Additionally, UCB had a reduction of equity losses in other equity investments to $508,000 for the six months ended June 30, 2006, from $1.3 million for the same period in 2005 primarily attributable to the $525,000 of equity income from a CRA qualified investment. These increases were partially offset by a gain on sale of SBA loans of $1.6 million for the six months ended June 30, 2006, compared to $1.9 million for the same period in 2005.
Noninterest Expense. Noninterest expense increased $22.2 million, or 38.6%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.
For the six months ended June 30, 2006, personnel expenses increased $16.6 million, or 55.7%, from the six months ended June 30, 2005, due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches in California and New York, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Pacifica and AABT acquisitions and other incentive bonuses totaling $5.3 million were recognized during the six months ended June 30, 2006. Personnel expenses also included $851,000 in stock compensation expense related to the adoption of SFAS No. 123(R). Professional fees and contracted services increased by $504,000, or 9.5%, for the six months ended June 30, 2006, compared to the same period in 2005, primarily as a result of the $1.2 million write-off of legal and investment banking fees related to the GEB merger activity, which was partially offset by a decrease of $613,000 in Sarbanes-Oxley related costs. Other general and administrative expenses increased by $2.4 million, or 31.5%, for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, primarily as a result of increased advertising expenses related to the expansion of UCB and foreign exchange losses.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2006, was 34.4%, compared with 30.8% for the six months ended June 30, 2005. The effective tax rate for the six months ended June 30, 2005, included a tax benefit of $3.9 million related to UCB’s decision to repatriate earnings from a foreign subsidiary. The effective tax rate for the six months ended June 30, 2006, includes increased Enterprise Zone tax credits. These rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and market value of the Portfolio at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust preferred securities	$33,444	$32,940	$33,443	$32,946
U.S. Government sponsored enterprises	242,819	235,066	159,655	155,185
Other	10,503	10,402	11,012	10,911

Total investment securities available for sale	286,766	278,408	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	381,104	362,975	355,135	344,190
GNMA	85,048	79,520	88,184	85,033
FHLMC	344,200	327,857	302,540	292,316
Other	199,521	191,552	202,264	197,143

Total mortgage-backed securities available for sale	1,009,873	961,904	948,123	918,682

Total investment and mortgage-backed securities available for sale	1,296,639	1,240,312	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	224,389	226,970	225,573	232,279

Mortgage-backed securities held to maturity:
FNMA	4,565	4,277	5,112	4,923
GNMA	69,656	65,802	77,261	76,133
FHLMC	656	615	662	639

Total mortgage-backed securities held to maturity	74,877	70,694	83,035	81,695

Total investment and mortgage-backed securities held to maturity	299,266	297,664	308,608	313,974

Total investment and mortgage-backed securities	$1,595,905	$1,537,976	$1,460,841	$1,431,698

The investment portfolio increased by $113.2 million from December 31, 2005. UCB intends to continue restructuring its balance sheet by accelerating the organic growth of its loan portfolio and decreasing its securities concentration.
As of June 30, 2006, the carrying value and the market value of the available for sale investment portfolio were $1.30 billion and $1.24 billion, respectively. The total net of tax unrealized loss on these securities was $32.7 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a loss of $1.6 million, has not been recognized in the financial statements as of June 30, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are solely attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the impairment on these securities is temporary.

Loans
The components of UCB’s loans held in portfolio by amount for each major loan category at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$1,963,087	$2,307,381
Secured by real estate — multifamily	1,475,440	1,506,848
Construction	709,222	494,841
Business	1,126,926	863,935

Total commercial	5,274,675	5,173,005

Consumer:
Residential mortgage (one-to-four family)	614,180	613,988
Other	54,203	51,667

Total consumer	668,383	665,655

Loans held in portfolio (1)	5,943,058	5,838,660
Allowance for loan losses	(59,035)	(64,542)

Loans held in portfolio, net	$5,884,023	$5,774,118

(1)	Amounts include net unamortized deferred loan fees of $7.7 million and $7.4 million at June 30, 2006, and December 31, 2005, respectively.
During the six months ended June 30, 2006, total loans held in portfolio increased by $104.4 million. This increase resulted primarily from organic growth in commercial construction and business loans offset by a transfer of commercial real estate loans of $379.3 million from held in portfolio to held for sale. Commercial loans at June 30, 2006, increased 2.0% from the December 31, 2005, balance. Consumer loans increased 0.4% at June 30, 2006, from the December 31, 2005, balance.
UCB periodically identifies loans that it intends to sell, and when such a determination is made, the loans are classified as held for sale. For the six months ended June 30, 2006, UCB transferred $379.7 million of loans from held in portfolio to held for sale. UCB also transferred $62.1 million of loans that were either determined to lack market interest or did not meet our pricing requirements from held for sale to held in portfolio. The components of the loans held for sale by amount for each major loan category at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$237,397	$154,087
Business	1,874	2,653

Total commercial	239,271	156,740

Consumer:
Residential mortgage (one-to-four family)	891	—

Loans held for sale (1)	$240,162	$156,740

(1)	Amounts include net unamortized deferred loan fees of $438,000 and $372,000 at June 30, 2006, and December 31, 2005, respectively.
Consistent with UCB’s stated long-term objectives for the next five years, UCB will be systematically reducing its concentration in commercial real estate loans, while increasing its concentration in commercial business loans.

Loan commitments related to loans held for sale and held in portfolio for the three and six months ended June 30, 2006 and 2005, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$10,600	$19,269	$32,925	$39,103
Secured by real estate — multifamily	—	223,340	—	398,979

Total commercial loans	10,600	242,609	32,925	438,082

Consumer:
Residential mortgage (one-to-four family)	1,251	325	1,251	325

Total loans held for sale commitments (1)	11,851	242,934	34,176	438,407

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	186,971	391,419	372,052	584,567
Secured by real estate — multifamily	49,114	167,180	134,236	244,559
Construction	306,967	166,013	485,858	308,945
Business	332,246	166,602	562,765	306,026

Total commercial loans	875,298	891,214	1,554,911	1,444,097

Consumer:
Residential mortgage (one-to-four family)	27,495	42,726	46,360	88,075
Other	9,289	12,449	16,545	20,348

Total consumer loans	36,784	55,175	62,905	108,423

Total loans held in portfolio commitments (1)	912,082	946,389	1,617,816	1,552,520

Total loan commitments (1)	$923,933	$1,189,323	$1,651,992	$1,990,927

(1)	Excludes commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed rate loans. Residential mortgage (one-to-four family) loans may carry an adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at June 30, 2006, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$855,186	$411,044	$702,855	$1,969,085
Secured by real estate — multifamily	345,330	974,767	151,970	1,472,067
Construction	655,948	—	58,058	714,006
Business	1,012,659	3,199	111,437	1,127,295

Total commercial	2,869,123	1,389,010	1,024,320	5,282,453

Consumer:
Residential mortgage (one-to-four family)	47,547	226,794	339,723	614,064
Other	46,858	—	7,344	54,202

Total consumer	94,405	226,794	347,067	668,266

Gross loans held in portfolio (1)	$2,963,528	$1,615,804	$1,371,387	$5,950,719

(1)	Amounts exclude net deferred loan fees of $7.7 million at June 30, 2006.
Deposits
The balances and rates paid for categories of deposits at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,847,555	2.07%	$1,784,065	1.65%
Savings accounts	928,540	2.02	946,714	1.85
Time deposits:
Less than $100,000	1,184,102	3.97	1,203,001	2.69
$100,000 or greater	2,279,080	4.43	2,330,389	3.98

Total time deposits	3,463,182	4.27	3,533,390	3.54

Total deposits	$6,239,277	3.28%	$6,264,169	2.75%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At June 30, 2006, 55.5% of UCB’s deposits were time deposits, 29.6% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 14.9% were savings accounts. By comparison, at December 31, 2005, 56.4% of UCB’s deposits were time deposits, 28.5% were NOW accounts, demand deposits and money market accounts, and 15.1% were savings accounts. With the exception of state and federal government entities contributing 6.6% to total deposits at June 30, 2006, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at June 30, 2006, is $2.28 billion of deposits of $100,000 or greater, compared to $2.33 billion at December 31, 2005. Such deposits made up 36.5% of total deposits at June 30, 2006, compared to 37.2% at December 31, 2005. Also included in time deposits are $94.3 million and $156.8 million of brokered deposits at June 30, 2006, and December 31, 2005, respectively.
Borrowings
Borrowings as of and for the six months ended June 30, 2006, and the year ended December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Securities sold under agreements to repurchase:
Average balance outstanding	$44,751	$—
Maximum amount outstanding at any month end period	150,000	—
Balance outstanding at end of period	150,000	—
Weighted average interest rate during the period	4.12%	—%
Weighted average interest rate at end of period	4.14%	—%
Weighted average remaining term to maturity at end of period (in years)	7.1	—

Short-term borrowings:
FHLB of San Francisco and Seattle advances and other short-term borrowings:
Average balance outstanding	$307,210	$301,400
Maximum amount outstanding at any month end period	482,317	566,169
Balance outstanding at end of period	343,325	279,425
Weighted average interest rate during the period	4.30%	3.51%
Weighted average interest rate at end of period	5.27%	4.09%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco, Seattle and Boston advances:
Average balance outstanding	$633,205	$361,677
Maximum amount outstanding at any month end period	699,980	562,033
Balance outstanding at end of period	665,844	562,033
Weighted average interest rate during the period	4.87%	5.15%
Weighted average interest rate at end of period	4.73%	4.76%
Weighted average remaining term to maturity at end of period (in years)	5.0	5.2
UCB maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Bank of San Francisco, Seattle and Boston (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of UCB’s stock in the FHLB. UCB had $972.6 million of FHLB advances outstanding at June 30, 2006, and $788.0 million outstanding at December 31, 2005. At June 30, 2006, UCB had $1.54 billion of additional FHLB borrowings available for future borrowing capacity.
UCB recorded certain loan sale transactions as secured borrowings as of June 30, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $2.8 million at June 30, 2006, and $19.1 million at December 31, 2005. During the six months ended June 30, 2006, $7.2 million of the loans related to the December 31, 2005, secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $222,000. Additionally during the six months ended June 30, 2006, UCB repurchased the remaining $11.9 million of the loans as a result of the purchaser electing to remove the loans from the sale transaction.

Subordinated Debentures
UCBH established special purpose trusts in 1997, 2001, 2002 and 2005 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $150.5 million of subordinated debentures outstanding at June 30, 2006, and December 31, 2005.

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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in the loan portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at June 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$1,963,087	33.03	$2,307,381	39.52
Secured by real estate — multifamily	1,475,440	24.83	1,506,848	25.81
Construction	709,222	11.93	494,841	8.47
Business	1,126,926	18.96	863,935	14.80

Total commercial	5,274,675	88.75	5,173,005	88.60

Consumer:
Residential mortgage (one-to-four family)	614,180	10.33	613,988	10.52
Other	54,203	0.92	51,667	0.88

Total consumer	666,383	11.25	665,655	11.40

Loans held in portfolio (1)	$5,943,058	100.00	$5,838,660	100.00

(1)	Amounts include net unamortized deferred loan fees of $7.7 million and $7.4 million at June 30, 2006, and December 31, 2005, respectively.
UCB actively monitors the levels of loans as a percentage of its portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans while increasing the portfolio of commercial business loans. During the six months ended June 30, 2006, $114.4 million in commercial real estate loans were sold. Additionally, $379.3 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
UCB also manages its loan portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.
Nonperforming Assets
Nonperforming assets include nonaccrual and restructured loans and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO, of which UCB had none at June 30, 2006, is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

UCB’s nonperforming assets as of June 30, 2006 and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial loans:
Secured by real estate — nonresidential	$9,104	$12,792
Business	6,622	5,903

Total commercial loans	15,726	18,695

Consumer loans:
Residential mortgage (one-to-four family)	378	388
Other	—	50

Total consumer loans	378	438

Total nonaccrual loans	16,104	19,133
Other real estate owned (OREO)	—	—

Total nonperforming assets	$16,104	$19,133

Nonperforming assets to total assets	0.19%	0.24%
Nonaccrual loans to total loans	0.26	0.32
Nonperforming assets to total loans and OREO	0.26	0.32

Total loans	$6,183,635	$5,995,400
Gross income not recognized on nonaccrual loans	1,279	790
Accruing loans contractually past due 90 days or more	4,374	5,374
Loans classified as troubled debt restructurings and not included above	8,494	10,827
The level of UCB’s nonperforming assets decreased as of June 30, 2006, compared to December 31, 2005. The decrease was a result of the payoff of one nonaccrual commercial real estate loan and various loan charge-offs, partially offset by three additional commercial business loans being moved to nonaccrual loans.
Loans classified as troubled debt restructurings reflected in the table above at June 30, 2006, represents one commercial real estate loan, which is a nonresidential loan secured by real estate. This loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.3 million to the same obligor and is secured by the same property. The separate loan of $1.3 million is included in the nonaccrual commercial real estate in the table above.
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
At June 30, 2006, and December 31, 2005, UCB’s investment in loans that were considered impaired was $17.8 million and $24.5 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At June 30, 2006, the allowance for loan losses included $4.4 million for impaired loans with an $8.2 million recorded investment. At December 31, 2005, the allowance included $3.2 million for impaired loans with a recorded investment of $16.3 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Accordingly, there can be no assurances that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

Allowances for Credit Losses
Allowance for Loan Losses. The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio.
UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loan portfolio categories as a whole and a specific allowance for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loan portfolio and are assessed individually.
In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through on going review.
The loss factors are developed from actual historic losses and reflect comparative analysis with peer group loss rates and expected losses. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance.
UCB regularly assesses the loss factors that are applied to loan portfolio categories, and as part of the assessment concluded during the three months ended June 30, 2006, UCB effected refinements in the methodologies employed in establishing appropriate loss factors. These refinements focused primarily on the application of the expected loss approach, which is in turn based on estimated probabilities of default and loss given default, and on the delineation of the quantitative and qualitative risk characteristics, and macro-economic influences.
The quantitative analysis resulted in a revision and lowering of the loss factors on the commercial real estate, construction and commercial portfolios. The qualitative analysis resulted in a lowering of the construction portfolio loss factor while resulting in an increase in the multi-family portfolio loss factor. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
The second component of the allowance for loan losses, the specific reserve, applies to loans that are deemed impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

The components of the allowance for loan losses and the allowance for losses related to unfunded commitments for the three and six months ended June 30, 2006 and 2005, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period:
Allowance for loan losses	$61,806	$57,547	$64,542	$56,472
Allowance for losses — unfunded commitments	3,713	3,948	3,402	3,940

Total allowance for losses at beginning of year	65,519	61,495	67,944	60,412
Acquired allowance for loan losses	—	—	—	—
Provision for loan losses	1,249	1,775	1,556	2,965
Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	—	(452)	—
Business	(2,630)	(3)	(4,981)	(137)

Total commercial	(2,630)	(3)	(5,433)	(137)

Consumer:
Other	—	—	(50)	—

Total charge-offs	(2,630)	(3)	(5,483)	(137)

Recoveries:
Commercial:
Secured by real estate — nonresidential	47	—	128	—
Business	70	39	100	58

Total commercial	117	39	228	58

Consumer:
Residential mortgage (one-to-four family)	—	—	—	—
Other	4	9	14	17

Total consumer	4	9	14	17

Total recoveries	121	48	242	75

Net recoveries (charge-offs)	(2,509)	45	(5,241)	(62)

Total allowance for losses at end of period	64,259	63,315	64,259	63,315

Allowance for loan losses	59,035	58,508	59,035	58,508
Allowance for losses — unfunded commitments	5,224	4,807	5,224	4,807

Total allowance for losses at end of period	$64,259	$63,315	$64,259	$63,315

Allowance for loan losses to loans held in portfolio	0.99%	1.19%	0.99%	1.19%
Net charge-offs to average loans outstanding (1)	0.16	—	0.17	—

(1)	Average loans balance includes loans held for sale.
The decrease in the allowance for loan losses at June 30, 2006, compared to December 31, 2005, primarily reflect the net loan charge-offs of $5.2 million for the six months ended June 30, 2006. In addition, UCB recognized a $1.2 million and $1.6 million provision for loan losses for the three and six months ended June 30, 2006, respectively. The effect of all general allowance and specific reserve changes during the three months ended June 30, 2006, resulted in a net reduction of $2.8 million in the allowance for loan losses, including a $6.3 million reduction in the allowance for loan losses from changes in loss factors and a $4.4 million increase from loan growth. The allowance for loan losses was also reduced by $2.6 million for loan charge-offs, which was partially offset by increases to the allowance associated with the migration of loan quality and increases in specific reserves. The effect of all general allowance and specific reserve changes during the six months ended June 30, 2006, resulted in a net reduction of $5.5 million in the allowance for loan losses, including an $8.7 million reduction in the allowance for loan losses from changes in loss factors and a $4.3 million increase from loan growth. The allowance for loan losses was also reduced by $5.5 million for loan charge-offs, which was partially offset by increases to the allowance associated with the migration of loan quality and increases in specific reserves.
The Federal Reserve has consistently raised interest rates during 2005 and the six months ended June 30, 2006, and has communicated its intention to continue this practice if it perceives the risk of inflation to be elevated or rising. As interest rates rise, additional pressure may be placed on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses. In addition, it is probable that the allowance for loan losses may increase in future quarters if we are successful in implementing our strategies for loan growth and for changing the mix of the commercial loan portfolio to reduce multi-family and commercial real estate loans and increase construction and commercial business loans. These latter two loan types generally contain higher credit risk attributes.
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at June 30, 2006, and December 31, 2005, were $1.58 billion and $1.30 billion, respectively.
Operational Risk Management
Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Successful operational risk management is particularly important to a diversified financial services company like ours because of the nature, volume and complexity of our various businesses.
We classify operational risk into two major categories: business-specific and company-wide affecting all business lines. Management of operational risk requires a different strategy for each category. For business-specific risks, the Operational Risk Management Group works with the divisions to ensure consistency in policies, processes and assessments. With respect to company-wide risks, such as information security, business recovery, legal and compliance, the Operational Risk Management Group assesses the risks, develops a consolidated company view and communicates that view to the business groups.
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
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at June 30, 2006, has not changed substantially from December 31, 2005. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the percentage change and UCB’s NPV and net interest income table.
Liquidity Risk Management
Liquidity Management. Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to its stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income and debt issuances. UCB’s primary source of funding is its deposits.
Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.
For the six months ended June 30, 2006, UCBH received no dividends from UCB. At June 30, 2006, $244.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, this source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the six months ended June 30, 2006, deposit decreases resulted in net cash outflows of $25.1 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowing lines are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $972.6 million and $788.0 million of FHLB advances outstanding at June 30, 2006, and December 31, 2005, respectively. At June 30, 2006, UCB had $1.54 billion of additional FHLB borrowings available for future borrowing capacity. The Company also has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of June 30, 2006, no advances had been drawn against this line.
Included in the $972.6 million of FHLB advances outstanding as of June 30, 2006, were $309.5 million of short-term, fixed-rate advances that mature within one year. The remaining $663.1 million in long-term advances mature between July 12, 2006 and November 30, 2020. As of June 30, 2006, $516.5 million of these advances may be terminated at the option of the FHLB. For the six months ended June 30, 2006, the activity in short-term FHLB borrowings resulted in a net cash inflow of $222.5 million, while activity in long-term borrowings resulted in net cash outflows of $37.9 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the six months ended June 30, 2006, loan sales provided $431.3 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes.
While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the six months ended June 30, 2006, investment securities activities resulted in an increase in investment holdings and a net cash outflow of $135.0 million. Our current strategy is to continue reducing our investment portfolio, which will result in continued cash flows.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the six months ended June 30, 2006, loan growth resulted in a net cash outflow of $631.1 million. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a user of funds rather than a source.

CAPITAL MANAGEMENT
The Board of Directors is responsible for approving the policies associated with capital management. The ultimate goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level as defined by the federal banking regulators. As of June 30, 2006, both UCB and the Company exceeded the minimum risk-based capital ratios to be considered well capitalized.
Total stockholders’ equity at June 30, 2006, was $639.7 million, an increase of 6.0% over the $603.5 million at December 31, 2005. The Company’s and UCB’s risk-based capital ratios at June 30, 2006, and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005
United Commercial Bank:
Tier 1 leverage	8.48%	8.26%
Tier 1 risk-based capital	10.15	9.91
Total risk-based capital	11.12	10.98

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.72%	8.56%
Tier 1 risk-based capital	10.44	10.26
Total risk-based capital	11.40	11.33
UCBH has continuously paid quarterly dividends on its common stock since 2000. For the six months ended June 30, 2006, dividends paid by UCBH totaled $5.2 million. Dividends declared on January 26, 2006, had the effect of reducing the Company’s Tier 1 leverage ratio by 7 basis points and the total risk-based capital ratio by 8 basis points.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
UCBH Holdings, Inc.’s wholly owned subsidiary, United Commercial Bank, has been a party to litigation incidental to various aspects of its operations in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on UCBH Holdings, Inc. and subsidiaries consolidated financial condition or results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which could materially affect our business, financial condition and/or future operating results.
As of June 30, 2006, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at UCBH Holdings, Inc.’s (“UCBH”) annual stockholders’ meeting held on May 19, 2006:

		Votes	Votes	Votes	Votes	Brokers
Description of Proposal		For	Against	Withheld	Abstained	Non-Votes
1.	To elect three Class II directors to serve
	until the 2009 Annual Meeting of Stockholders:

	Joseph J. Jou	79,174,956	—	4,656,602	—	—
	James Kwok	83,394,445	—	437,113	—	—
	David S. Ng	83,392,644	—	438,914	—	—

2.	To approve UCBH senior executive annual
	incentive plan	72,060,992	1,770,924	—	107,161	9,892,481

3.	To approve the amended and restated UCBH 2006
	equity incentive plan	61,798,965	12,036,710	—	103,399	9,892,484

4.	To ratify the Audit Committee’s selection of
	PricewaterhouseCoopers LLP as UCBH’s
	independent auditors	83,651,711	98,033	—	81,814	—

In addition to the Directors elected in Proposal 1 above, the following are Directors whose terms of office continued after the meeting:

Term Ending in 2007 (Class III)	Term Ending in 2008 (Class I)

Anthony Y. Chan	Li-Lin Ko
Dr. Godwin Wong	Richard Li-Chung Wang
Thomas S. Wu	Dennis Wu
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006

10.8	UCBH Holdings, Inc. 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 1998 Stock Option Plan)					✓

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan					✓

10.10	Executive Deferred Compensation Plan, as amended	8-K	000-24947	10.1	December 20, 2005

10.11	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

10.12	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 18, 2006

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.13	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.2	May 18,2006

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 16, 2006

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: August 9, 2006	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)