Form 10-Q
period 2006-09-30
UCBH HOLDINGS INC
filed 2006-11-14
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2006.
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, the Registrant had 94,594,256 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Noninterest bearing cash	$79,953	$101,002
Interest bearing cash	114,911	99,070
Federal funds sold	18,202	2,993

Cash and cash equivalents	213,066	203,065

Securities purchased under agreements to resell	175,000	—
Investment and mortgage-backed securities available for sale, at fair value	1,307,791	1,117,724
Investment and mortgage-backed securities held to maturity, at cost (fair value of $300,941 and $313,974 at September 30, 2006, and December 31, 2005, respectively)	295,451	308,608
Federal Home Loan Bank stock and other equity investments	92,035	75,445
Loans held for sale	123,040	156,740

Loans held in portfolio	5,866,325	5,838,660
Allowance for loan losses	(56,630)	(64,542)

Loans held in portfolio, net	5,809,695	5,774,118

Accrued interest receivable	45,382	37,750
Premises and equipment, net	97,413	98,289
Goodwill	103,234	106,648
Core deposit intangibles, net	12,077	14,981
Mortgage servicing rights, net	13,533	10,642
Other assets	64,010	61,627

Total assets	$8,351,727	$7,965,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$653,311	$558,649
Interest bearing deposits	5,728,181	5,705,520

Total deposits	6,381,492	6,264,169

Securities sold under agreements to repurchase	300,000	—
Short-term borrowings	9,787	279,425
Subordinated debentures	150,520	150,520
Accrued interest payable	17,090	12,582
Long-term borrowings	731,225	562,033
Other liabilities	86,337	93,394

Total liabilities	7,676,451	7,362,123

Commitments and contingencies (Note 15)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at September 30, 2006, and December 31, 2005; 94,556,354 and 94,037,878 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	946	940
Additional paid-in capital	254,619	247,340
Retained earnings	441,117	375,220
Accumulated other comprehensive loss	(21,406)	(19,986)

Total stockholders’ equity	675,276	603,514

Total liabilities and stockholders’ equity	$8,351,727	$7,965,637

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$114,752	$87,684	$331,926	$233,544
Investment and mortgage-backed securities:
Taxable	16,220	13,439	44,895	41,600
Nontaxable	2,686	2,692	8,062	7,927
FHLB stock	1,313	5	2,308	645
Federal funds sold and deposits with banks	1,682	226	3,920	1,225
Securities purchased under agreements to resell	1,239	—	1,239	—

Total interest and dividend income	137,892	104,046	392,350	284,941

Interest expense:
Deposits	56,702	33,410	150,797	82,077
Securities sold under agreements to repurchase	1,908	—	2,829	—
Short-term borrowings and federal funds purchased	1,523	4,062	8,167	7,031
Subordinated debentures	3,095	1,967	8,845	6,714
Long-term borrowings	8,540	4,491	23,958	13,991

Total interest expense	71,768	43,930	194,596	109,813

Net interest income	66,124	60,116	197,754	175,128
Provision for (recovery of) loan losses	936	(105)	2,492	2,860

Net interest income after provision for loan losses	65,188	60,221	195,262	172,268

Noninterest income:
Commercial banking fees	3,682	2,743	11,193	7,584
Service charges on deposits	1,006	758	2,658	2,273
Gain (loss) on sale of securities, net	208	—	206	(5)
Gain on sale of SBA loans, net	704	715	2,306	2,638
Gain on sale of commercial and multifamily real estate loans, net	5,212	1,314	13,361	7,749
Lower of cost or market adjustment on loans held for sale	—	(773)	150	(773)
Equity loss in other equity investments	(253)	(510)	(761)	(1,780)
Acquisition termination fee	—	—	5,000	—
Other fees	409	316	1,061	591

Total noninterest income	10,968	4,563	35,174	18,277

Noninterest expense:
Personnel	19,900	12,895	66,372	42,744
Occupancy	4,400	3,006	11,815	8,914
Data processing	2,257	1,698	7,584	5,084
Furniture and equipment	1,862	1,535	5,297	4,631
Professional fees and contracted services	2,428	2,436	8,223	7,727
Deposit insurance	194	182	600	559
Communication	284	211	788	706
Core deposit intangible amortization	668	205	1,690	747
Loss (gain) on extinguishment of subordinated debentures and borrowings	—	89	(360)	1,285
Other general and administrative	5,426	3,714	15,289	11,215

Total noninterest expense	37,419	25,971	117,298	83,612

Income before income tax expense	38,737	38,813	113,138	106,933
Income tax expense	13,167	13,290	38,743	34,240

Net income	$25,570	$25,523	$74,395	$72,693

Earnings per share:
Basic	$0.27	$0.28	$0.79	$0.79
Diluted	$0.26	$0.27	$0.76	$0.76

Dividends declared per share	$0.030	$0.025	$0.090	$0.075
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income
Balance at December 31, 2004	91,131,824	$456	$203,432	$286,622	$(6,498)	$484,012

Net income	—	—	—	72,693	—	72,693	$72,693
Other comprehensive income, net of tax benefit of $6,900	—	—	—	—	(9,510)	(9,510)	(9,510)

Comprehensive income	—	—	—	—	—	—	$63,183

Stock options exercised, including related tax benefit	753,607	6	7,273	—	—	7,279
Cash dividend of $0.075 per share	—	—	—	(6,877)	—	(6,877)
Stock split	—	457	(457)	—	—	—

Balance at September 30, 2005	91,885,431	$919	$210,248	$352,438	$(16,008)	$547,597

Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	74,395	—	74,395	$74,395
Other comprehensive income, net of tax benefit of $1,036	—	—	—	—	(1,420)	(1,420)	(1,420)

Comprehensive income	—	—	—	—	—	—	$72,975

Stock options exercised, including related tax benefit	518,476	6	5,775	—	—	5,781
Stock compensation charge	—	—	1,504	—	—	1,504
Cash dividend of $0.090 per share	—	—	—	(8,498)	—	(8,498)

Balance at September 30, 2006	94,556,354	$946	$254,619	$441,117	$(21,406)	$675,276

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005 (Restated)
Cash flows from operating activities:
Net income	$74,395	$72,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,492	2,860
Amortization of net deferred loan fees	(7,257)	(4,511)
Amortization of net securities premiums and discounts	(97)	(24)
Federal Home Loan Bank stock dividend	(1,605)	(862)
Amortization of intangibles	3,738	2,453
Depreciation and amortization of premises and equipment	6,677	6,004
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(13,621)	(5,614)
Lower of cost or market adjustment on loans held for sale	(150)	773
Equity loss in other equity investments	616	1,780
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	1,386	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	1,285
Other, net	716	311
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	24,582	(243,571)
Increase in accrued interest receivable	(7,632)	(9,358)
Decrease (increase) in other assets	(16,804)	5,318
Increase in accrued interest payable	4,508	2,230
Increase in other liabilities	11,235	16,189

Net cash provided by (used in) operating activities	82,819	(152,044)

Cash flows from investing activities:
Payment of acquisition related expenditures	(399)	—
Purchase of securities purchased under agreements to resell	(175,000)	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	125,739	381,782
Purchases	(239,962)	(438,581)
Sales	96,777	91,380
Called	1,800	22,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	12,054	20,183
Purchases	(750)	(9,893)
Proceeds from redemption of Federal Home Loan Bank stock	5,883	—
Purchase of Federal Home Loan Bank stock	(19,150)	(15,783)
Funding of other equity investments	(2,030)	(6,764)
Proceeds from the sale of loans originated in held in portfolio	638,489	298,378
Loans originated in held in portfolio funded and purchased, net of principal collections	(826,815)	(1,189,093)
Purchases of premises and other equipment	(5,863)	(4,669)
Capitalization of loan servicing rights	(4,080)	(4,136)
Other investing activities, net	431	450

Net cash used in investing activities	(392,876)	(854,746)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	130,354	143,886
Net increase (decrease) in time deposits	(13,251)	635,854
Net increase (decrease) in short-term borrowings	(123,410)	94,745
Proceeds from securities sold under agreements to repurchase	300,000	—
Proceeds from issuance of subordinated debentures	—	40,000
Redemption of subordinated debentures	—	(30,000)
Proceeds from long-term borrowings	79,386	60,000
Principal payments of long-term borrowings	(48,876)	(16,824)
Proceeds from stock option exercises	3,867	3,565
Payment of cash dividend on common stock	(8,012)	(6,403)

Net cash provided by financing activities	320,058	924,823

Net increase (decrease) in cash and cash equivalents	10,001	(81,967)
Cash and cash equivalents at beginning of period	203,065	208,364

Cash and cash equivalents at end of period	$213,066	$126,397

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), the bank holding company of United Commercial Bank (“UCB”), and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude seven special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered to be the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, which will be amended to reflect a misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated as held for sale and subsequently transferred to held in portfolio. The restatement only affects the Company’s Consolidated Statement of Cash Flows for the period and does not affect the Company’s Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the period. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged. Please see additional discussion later in this Note.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2005, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and nine months ended September 30, 2006, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and nine months ended September 30, 2006, include the results of operations of Pacifica Bancorp, Inc., which was acquired on October 31, 2005, and Asian American Bank & Trust Company, which was acquired on November 28, 2005. On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive income at December 31, 2004, has been adjusted to take into account the stock split.

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

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the September 30, 2006, presentation.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R).

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions with regard to the options granted during a reporting period namely, expected life, stock price volatility, expected dividend yield and risk-free interest rate.

The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. See Note 11 for further information on share-based compensation.

Restatement of the Consolidated Statements of Cash Flows

UCBH has restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The restatement does not affect the Company’s Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the affected period. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged. UCBH will be amending the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, and for the three months ended March 31, 2006 and 2005, as soon as practical.

The restatement was caused by the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatement will only affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statement of Cash Flows, and will have no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statement of Cash Flows for the previously reported period.

The Consolidated Statement of Cash Flows for the nine months September 30, 2006, as previously reported and as restated, is as follows:

	Nine Months Ended September 30, 2005
	As Previously
	Reported	Restated
Cash flows from operating activities:
Net income	$72,693	$72,693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,860	2,860
Amortization of net deferred loan fees	(4,511)	(4,511)
Amortization of net securities premiums and discounts	(24)	(24)
Federal Home Loan Bank stock dividends	(862)	(862)
Amortization of intangibles	2,453	2,453
Depreciation and amortization of premises and equipment	6,004	6,004
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(1,267)	(5,614)
Unrealized loss on loans held for sale	773	773
Equity loss in other equity investments	1,780	1,780
Loss on extinguishment of subordinated debentures and secured borrowings	1,285	1,285
Other, net	(575)	(575)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	35,952	(243,571)
Increase in accrued interest receivable	(9,358)	(9,358)
Decrease (increase) in other assets	5,318	5,318
Increase (decrease) in accrued interest payable	2,230	2,230
Increase in other liabilities	16,189	16,189

Net cash provided by (used in) operating activities	131,826	(152,044)

Cash flows from investing activities:
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	381,782	381,782
Purchases	(438,581)	(438,581)
Sales	91,380	91,380
Called	22,000	22,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	20,183	20,183
Purchases	(9,893)	(9,893)
Purchase of Federal Home Loan Bank stock	(15,783)	(15,783)
Funding of other equity investments	(6,764)	(6,764)
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,231,610)	(1,189,093)
Proceeds from the sale of loans originated in held in portfolio	57,025	298,378
Purchases of premises and other equipment	(4,669)	(4,669)
Capitalization of loan servicing rights	(4,136)	(4,136)
Other investing activities, net	450	450

Net cash used in investing activities	(1,138,616)	(854,746)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	143,886	143,886
Net increase in time deposits	635,854	635,854
Net increase (decrease) in short-term borrowings	94,745	94,745
Proceeds from long-term borrowings	60,000	60,000
Principal payments of long-term borrowings	(16,824)	(16,824)
Proceeds from issuance of subordinated debentures	40,000	40,000
Redemption of subordinated debentures	(30,000)	(30,000)
Proceeds from stock option exercises	3,565	3,565
Payment of cash dividend on common stock	(6,403)	(6,403)

Net cash provided by financing activities	924,823	924,823

Net decrease in cash and cash equivalents	(81,967)	(81,967)
Cash and cash equivalents at beginning of period	208,364	208,364

Cash and cash equivalents at end of period	$126,397	$126,397

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
2.	Recent Accounting Pronouncements

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not expect the adoption of SAB No. 108 will have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial evaluation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that adopting SFAS No. 156 will have on its financial statements.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that adopting SFAS No. 155 will have on its financial statements.

3.	Business Combinations

Summit Bank Corporation

UCBH and Summit Bank Corporation (“Summit”), a Georgia corporation registered under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Merger dated as of September 18, 2006. Under the terms of the agreement, Summit’s shareholders can elect to exchange one share of Summit common stock for 1.3521 shares of UCBH common stock, $24.50 in cash or a combination of both, subject to the requirement that 50% of the merger consideration is paid in cash and 50% of the merger consideration is paid in shares of UCBH common stock. Holders of options to acquire shares of the Summit’s common stock shall receive $24.50 per option less the exercise price of such options. Based on the number of Summit’s common stock shares outstanding at the agreement date, the value of the transaction is approximately $175.8 million (based on the average closing price for UCBH’s common stock around the announcement date of September 19, 2006), which is comprised of the issuance of approximately 4.8 million shares of UCBH common stock, $87.4 million in cash and approximately $800,000 related to the cash-out of the outstanding stock options of Summit, subject to certain adjustments as outlined in the agreement. Summit may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of the UCBH common stock in relation to the NASDAQ Bank Index, unless UCBH agrees to increase the Exchange Ratio (as defined in the agreement). Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger. If either Summit or UCBH terminates the transaction upon certain conditions, such party shall pay a break-up fee to the other. This acquisition allows the

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Company to enter the markets in Atlanta, Georgia and Houston, Texas. In addition, Summit’s Shanghai, China representative office complements UCBH’s Greater China expansion strategy. The transaction, which is subject to approval by Summit’s shareholders and regulatory approval, is anticipated to close in the first quarter of 2007. Summit had total assets of $665.7 million and total deposits of $549.1 million as of September 30, 2006.

Pacifica Bancorp, Inc., Asian American Bank & Trust Company and Bank of Canton of California

During the three and nine months ended September 30, 2006, goodwill and core deposit intangibles were adjusted to reflect the final valuations of the net assets acquired from Pacifica Bancorp, Inc. (“Pacifica”) and Asian American Bank & Trust Company (“AABT”). Additionally, goodwill was adjusted for the income tax benefit related to the buyout of Pacifica stock options at the time of acquisition, the newly identified income tax deduction related to Pacifica and AABT acquisition costs, and the newly permitted income tax deduction of investment banking fees related to Bank of Canton of California.

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

UCB is required to maintain a percentage of its deposit balances as reserves either in cash or on deposit at the Federal Reserve Bank of San Francisco. At September 30, 2006, and December 31, 2005, the reserve requirement was $8.3 million and $13.1 million, respectively.

5.	Securities Purchased Under Agreements to Resell

UCB entered into two long-term transactions involving the purchases of securities under agreements to resell (“Resell Agreements”). The first Resell Agreement is for $100.0 million and matures on August 4, 2016. Under the terms of this Resell Agreement, interest payments are due from the seller quarterly. The interest rate for this Resell Agreement is 7.40% for the first six months adjustable quarterly to the three-month London Interbank Offered Rate (“LIBOR”) subject to a maximum interest rate of 7.50%. The initial interest rate and at September 30, 2006, is 7.40%. Additionally, the seller has the right to terminate this Resell Agreement at the six-month anniversary date and quarterly thereafter. The second Resell Agreement is for $75.0 million and matures on September 27, 2016. Under the terms of this Resell Agreement, interest payments are due from the seller quarterly. The interest rate for this Resell Agreement is adjustable monthly and is calculated as 8.40% plus the residual of ten multiplied by 65% of the average weekly one-month LIBOR less the average Bond Market Association Index for short-term municipal bonds subject to a maximum rate of 9.89%. The initial interest rate and at September 30, 2006, is 5.61%. The underlying collateral pledged for the Resell Agreements consists of Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities. The collateral is held by a custodian and maintained under seller’s control.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
6.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust preferred securities	$38,445	$38,235	$33,443	$32,946
U.S. Government sponsored enterprises	210,895	206,913	159,655	155,185
Other	10,000	10,014	11,012	10,911

Total investment securities available for sale	259,340	255,162	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	509,104	494,225	355,135	344,190
GNMA	83,415	79,934	88,184	85,033
FHLMC	300,429	290,318	302,540	292,316
Other	192,473	188,152	202,264	197,143

Total mortgage-backed securities available for sale	1,085,421	1,052,629	948,123	918,682

Total investment and mortgage-backed securities available for sale	1,344,761	1,307,791	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	224,588	232,202	225,573	232,279

Mortgage-backed securities held to maturity:
FNMA	4,417	4,237	5,112	4,923
GNMA	65,903	63,980	77,261	76,133
FHLMC	543	522	662	639

Total mortgage-backed securities held to maturity	70,863	68,739	83,035	81,695

Total investment and mortgage-backed securities held to maturity	295,451	300,941	308,608	313,974

Total investment and mortgage-backed securities	$1,640,212	$1,608,732	$1,460,841	$1,431,698

As of September 30, 2006, the net unrealized loss on securities was $31.5 million. The net unrealized loss on securities that are available for sale was $37.0 million. Net of tax benefit of $15.6 million, the unrealized $21.4 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $5.5 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three and nine months ended September 30, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the decline in value on these securities is temporary.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
7.	Loans Held for Sale

The components of loans held for sale as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$120,738	$154,087
Business	1,224	2,653

Total commercial loans	121,962	156,740

Consumer:
Residential mortgage (one-to-four family)	1,078	—

Loans held for sale (1)	$123,040	$156,740

(1)	Amounts reflect net unamortized deferred loan fees of $214,000 and $372,000 at September 30, 2006, and December 31, 2005, respectively.
During the nine months ended September 30, 2006, UCB transferred $381.8 million of loans from held in portfolio to held for sale and $80.5 million of loans from held for sale to held in portfolio.

8.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$1,974,364	$2,307,381
Secured by real estate — multifamily	1,360,624	1,506,848
Construction	879,494	494,841
Business	1,155,049	863,935

Total commercial loans	5,369,531	5,173,005

Consumer:
Residential mortgage (one-to-four family)	441,366	613,988
Other	55,428	51,667

Total consumer loans	496,794	665,655

Loans held in portfolio (1)	5,866,325	5,838,660
Allowance for loan losses	(56,630)	(64,542)

Loans held in portfolio, net	$5,809,695	$5,774,118

(1)	Amounts reflect net unamortized deferred loan fees of $8.9 million and $7.4 million at September 30, 2006, and December 31, 2005, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
On September 1, 2006, UCB securitized $176.1 million of residential mortgage loans with servicing rights retained through FNMA. The mortgage-backed securities created from this guaranteed mortgage securitization are classified as available for sale investments. As part of this transaction, UCB has recognized mortgage servicing rights of $1.4 million.

The components of loans held in portfolio by interest rate type as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Adjustable-rate loans	$3,137,877	$2,951,945
Intermediate fixed-rated loans	1,504,941	1,711,915
Fixed-rate loans	1,232,365	1,182,198

Loans held in portfolio (1)	$5,875,183	$5,846,058

(1)	Amounts do not reflect net unamortized deferred loan fees of $8.9 million and $7.4 million at September 30, 2006, and December 31, 2005, respectively.
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2006 and 2005, was as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period :
Allowance for loan losses	$59,035	$58,508	$64,542	$56,472
Allowance for losses — unfunded commitments	5,224	4,807	3,402	3,940

Total allowance for losses at beginning of period	64,259	63,315	67,944	60,412
Provision for (recovery of) losses	936	(105)	2,492	2,860
Loans charged off	(2,507)	(98)	(7,990)	(235)
Recoveries of loans previously charged off	170	38	412	113

Total allowance for losses at end of period	$62,858	$63,150	$62,858	$63,150

Allowance for loan losses	$56,630	$57,501	$56,630	$57,501
Allowance for losses — unfunded commitments	6,228	5,649	6,228	5,649

Total allowance for losses at end of period	$62,858	$63,150	$62,858	$63,150

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
9.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the nine months ended September 30, 2006, was as follows (dollars in thousands):

Average balance outstanding	$101,832
Maximum amount outstanding at any month end period	300,000
Balance outstanding at end of period	300,000
Weighted average interest rate during the period	3.70%
Weighted average interest rate at end of period	3.15%
Weighted average remaining term to maturity at end of period (in years)	8.4
UCB has entered into five Repurchase Agreements totaling $300.0 million, which mature between May 11, 2011, and September 29, 2016. Under the terms of the Repurchase Agreements, payments are due quarterly. The interest rates for the respective first years of the Repurchase Agreements ranged from a 3-month LIBOR less 82 basis points to a 3-month LIBOR less 384 basis points, which adjust quarterly. Thereafter the interest rates are fixed for the remainder of the term with interest rates ranging from 4.50% to 5.00%. The initial interest rates ranged from 1.63% to 4.14%. The current interest rates at September 30, 2006, ranged from 1.63% to 4.45%. Additionally, the lender has the right to terminate the applicable Repurchase Agreement either at the first anniversary date of the Repurchase Agreement or at the first anniversary date and quarterly thereafter. The underlying collateral pledged for the Repurchase Agreements consists of FNMA, FHLMC and Government National Mortgage Association mortgage-backed securities, AAA rated or better private label collateralized mortgage obligations and Federal Home Loan Bank investment securities with a fair value of $223.3 million as of September 30, 2006. The collateral is held by a custodian and maintained under UCB’s control. At September 30, 2006, the securities sold under agreements to repurchase mature between 2010 to 2035.

Long-Term and Short-Term Borrowings

UCB has certain loan sale transactions recorded as secured borrowings as of September 30, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $4.4 million at September 30, 2006, and $19.1 million at December 31, 2005.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
10.	Earnings Per Share

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
Net income — basic	$25,570	94,523,317	$0.27	$25,523	91,799,715	$0.28
Effect of stock options	—	3,455,335		—	3,618,940

Net income — diluted	$25,570	97,978,652	$0.26	$25,523	95,418,655	$0.27

	Nine months Ended September 30, 2006			Nine Months Ended September 30, 2005
Net income — basic	$74,395	94,357,245	$0.79	$72,693	91,552,743	$0.79
Effect of stock options	—	3,617,184		—	3,909,009

Net income — diluted	$74,395	97,974,429	$0.76	$72,693	95,461,752	$0.76

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005, were 7,067,105 shares and 5,931,644 shares, respectively, and for the nine months ended September 30, 2006 and 2005, were 6,744,105 shares and 2,740,800 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unrecognized compensation and certain deferred tax benefits related to stock options.

11.	Employee Benefit Plans

Stock Option Plan

On May 18, 2006, UCBH adopted the UCBH Holdings, Inc. 2006 Equity Incentive Plan (the “Plan”), which was formerly known as the UCBH Holdings, Inc. 1998 Stock Option Plan, as amended. The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by the Board of Directors and are granted at the fair market value of the Company’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of September 30, 2006, the Company had 915,014 shares of common stock reserved for the issuance of options under the Plan.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) eliminates the ability for companies to account for share-based compensation transactions using the intrinsic value method and requires that companies measure and recognize compensation expense for all share-based payments at fair value. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R) and results for prior periods have not been restated.

The adoption of SFAS No. 123(R) reduced income before income tax expense for the three and nine months ended September 30, 2006, by approximately $642,000 and $1.5 million, respectively, and reduced net income for the same periods by approximately $543,000 and $1.3 million, respectively. Basic and diluted earnings per common share were reduced by less than $0.01 and slightly more than $0.01 for the three and nine months ended September 30, 2006, respectively, as a result of the amounts expensed. In addition, as of September 30, 2006, total unrecognized compensation cost related to nonvested stock option awards was approximately $6.5 million and the related weighted-average period over which it is expected to be recognized was approximately 2.42 years. Further, for the three and nine months ended September 30, 2006, the total income tax benefit related to nonqualified stock option grants recognized in the statement of operations was $99,000 and $216,000, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the three and nine months ended September 30, 2006, there were no such excess tax benefits.

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.52%	0.63%	0.62%	0.58%
Volatility	29.77%	27.37%	29.89%	28.78%
Risk-free interest rate	4.96%	4.22%	4.73%	4.16%
Expected lives (years)	7.21	7.32	7.54	7.51
The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.

The following is a summary of the stock option activity for the three and nine months ended September 30, 2006 (dollars in thousands, except weighted average exercise price):

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
	Three Months Ended September 30, 2006				Nine months Ended September 30, 2006
Options outstanding, beginning of period	14,858,324	$12.71			14,436,020	$12.23

Granted	117,500	15.86			1,033,500	17.86
Exercised	(77,117)	6.69			(518,476)	7.47
Forfeited	(27,000)	18.72			(73,000)	18.05
Expired	(15,941)	18.66			(22,278)	18.59

Options outstanding, end of period	14,855,766	$12.75	6.08	$69,940	14,855,766	$12.75	6.08	$69,940

Shares exercisable end of period	13,743,266	$12.34	5.81	$70,324	13,743,266	$12.34	5.81	$70,324

The weighted-average grant date fair value of options granted was $6.49 and $6.84 during the three months ended September 30, 2006 and 2005, respectively, and $7.27 and $7.40 during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $785,000 and $1.6 million during the three months ended September 30, 2006 and 2005, respectively, and $5.6 million and $10.5 million during the nine months ended September 30, 2006 and 2005, respectively. The total fair value of options that vested was $1.1 million and $9.5 million during the three and nine months ended September 30, 2005, respectively. No options vested during the three and nine months ended September 30, 2006.

The range of exercise prices for options outstanding at September 30, 2006, was as follows:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$2.25	1,497,216	$1.88	2.24	1,497,216	$1.88
$2.26-$4.51	148,956	2.95	3.51	148,956	2.95
$4.52-$6.77	3,877,992	6.15	4.55	3,877,992	6.15
$6.78-$9.03	273,412	7.21	5.14	273,412	7.21
$9.04-$11.29	680,266	10.01	5.19	680,266	10.01
$11.30-$13.55	314,655	12.38	6.32	314,655	12.38
$13.56-$15.81	503,164	15.01	7.38	404,164	14.82
$15.82-$18.07	1,371,500	17.32	8.72	630,000	16.96
$18.08-$20.33	5,448,805	18.83	7.60	5,176,805	18.82
$20.34-$22.59	739,800	21.25	6.39	739,800	21.25

Total/Average	14,855,766	$12.75	6.08	13,743,266	$12.34

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The following table sets forth the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the three and nine months ended September 30, 2005, prior to the Company’s adoption of SFAS No. 123(R) (amounts in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$25,523	$72,693
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(2,316)	(6,729)

Net income, pro forma	$23,207	$65,964

Basic earnings per share:
As reported	$0.28	$0.79
Pro forma	$0.25	$0.72

Diluted earnings per share:
As reported	$0.27	$0.76
Pro forma	$0.24	$0.69
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

12.	Income Tax Expense

For the three and nine months ended September 30, 2006, the Company recorded an income tax benefit adjustment of $1.0 million and $2.8 million, respectively, related to additional Enterprise Zone tax credits for the years ending prior to December 31, 2005. During the nine months ended September 30, 2005, the Company elected to repatriate approximately $26 million in previously unremitted foreign earnings from its foreign subsidiary, which resulted in an income tax benefit of $3.9 million from the reversal of the deferred tax liability.

13.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $6.5 million and $7.2 million at September 30, 2006, and December 31, 2005, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
14.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Consumer (including residential mortgage)	$80,894	$88,407
Commercial (excluding construction)	986,998	672,662
Construction	812,169	539,955
Letters of credit	127,730	90,595
Foreign exchange contracts receivable	(427,470)	(159,957)
Foreign exchange contracts payable	241,235	57,825
Put options to buy	10,860	11,269
Put options to sell	(10,860)	(11,269)
Unfunded CRA investment commitments	4,021	4,760
15.	Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

16.	Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Cash paid during the period for:
Interest	$190,087	$107,582
Income taxes	48,552	26,692

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$—
Income tax benefit from stock options exercised	1,914	3,714
Transfer of loans from held for sale to held in portfolio	(80,469)	(251,980)
Transfer of loans to held for sale from held in portfolio	381,757	265,098
Loan securitization:
Loans originated in held in portfolio sold	176,143	—
Mortgage-backed securities acquired	(174,721)	—
Mortgage servicing rights acquired	(1,422)	—
17.	Segment Information

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

The following is segment information for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three months ended September 30, 2006:
Total interest and dividend income	$133,871	$6,774	$140,645	$—	$(2,753)	$137,892
Net interest income (expense)	67,065	2,178	69,243	(3,119)	—	66,124
Net income (loss)	27,650	1,235	28,885	25,570	(28,885)	25,570

Three months ended September 30, 2005:
Total interest and dividend income	$102,971	$1,890	$104,861	$—	$(815)	$104,046
Net interest income (expense)	60,721	1,367	62,088	(1,972)	—	60,116
Net income (loss)	27,169	1,767	28,936	25,523	(28,936)	25,523

Nine months ended September 30, 2006:
Total interest and dividend income	$381,453	$17,468	$398,921	$—	$(6,571)	$392,350
Net interest income (expense)	201,436	5,229	206,665	(8,911)	—	197,754
Net income (loss)	82,756	(658)	82,098	74,395	(82,098)	74,395

Nine months ended September 30, 2005:
Total interest and dividend income	$282,365	$4,321	$286,686	$—	$(1,745)	$284,941
Net interest income (expense)	178,259	3,599	181,858	(6,730)	—	175,128
Net income (loss)	82,431	683	83,114	72,693	(83,114)	72,693

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
This document, including information included or incorporated by reference in this document, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among other things:
•	statements with respect to UCBH Holdings, Inc. and its consolidated subsidiaries’ (collectively the “Company”) beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance; and
•	statements preceded or identified by words, such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will,” “should,” “could,” “projects,” “may,” or words of similar import.
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

MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is an $8.35 billion bank with headquarters in San Francisco, California. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through sixty offices and branches in the United States and Asia and is a leader in providing financial services to the ethnic Chinese in the United States. At September 30, 2006, we had fifty-seven domestic branches and offices; twenty-six in Northern California, twenty-one in Southern California, two in the Seattle metropolitan area, three in the Boston metropolitan area and five in the New York metropolitan area. UCB also has a branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentrations of ethnic Chinese. We believe that our core banking business performed satisfactorily in the nine months ended September 30, 2006, given the challenging interest rate environment that continues to impact the financial services industry.
The Company reported earnings for the three months ended September 30, 2006, of $25.6 million or $0.26 per diluted share. This compares with $25.5 million or $0.27 per diluted share for the three months ended September 30, 2005, and $25.4 million or $0.26 per diluted share for the three months ended June 30, 2006. Return on average equity (“ROE”) was 15.51% and return on average assets (“ROA”) was 1.24% for the three months ended September 30, 2006, compared with a ROE of 18.97% and ROA of 1.43% for the three months ended September 30, 2005, and 16.20% and 1.25% for the three months ended June 30, 2006, respectively.
For the nine months ended September 30, 2006, the Company reported earnings of $74.4 million or $0.76 per diluted share, compared with $72.7 million or $0.76 per diluted share for the nine months ended September 30, 2005, respectively. ROE was 15.68% and ROA was 1.22% for the nine months ended September 30, 2006, compared with a ROE of 18.85% and ROA of 1.44% for the nine months ended September 30, 2005.
CORPORATE DEVELOPMENTS
Merger Agreement with Summit Bank Corporation. UCBH and Summit Bank Corporation (“Summit”), a Georgia corporation registered under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Merger dated as of September 18, 2006. Under the terms of the agreement, Summit’s shareholders can elect to exchange one share of Summit common stock for 1.3521 shares of UCBH common stock, $24.50 in cash or a combination of both, subject to the requirement that 50% of the merger consideration is paid in cash and 50% of the merger consideration is paid in shares of UCBH common stock. Holders of options to acquire shares of the Summit’s common stock shall receive $24.50 per option less the exercise price of such options. Based on the number of Summit’s common stock shares outstanding at the agreement date, the value of the transaction is approximately $175.8 million (based on the average closing price for UCBH’s common stock around the announcement date of September 19, 2006), which is comprised of the issuance of approximately 4.8 million shares of UCBH common stock, $87.4 million in cash and approximately $800,000 related to the cash-out of the outstanding stock options of Summit, subject to certain adjustments as outlined in the agreement. Summit may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of the UCBH common stock in relation to the NASDAQ Bank Index, unless UCBH agrees to increase the Exchange Ratio (as defined in the agreement). Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger. If either Summit or UCBH terminates the transaction upon certain conditions, such party shall pay a break-up fee to the other. This acquisition allows the Company to enter the markets in Atlanta, Georgia and Houston, Texas. In addition, Summit’s Shanghai, China representative office complements UCBH’s Greater China expansion strategy. The transaction, which is subject to approval by Summit’s shareholders and regulatory approval, is anticipated to close in the first quarter of 2007. Summit had total assets of $665.7 million and deposits of $549.1 million as of September 30, 2006.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loan portfolio. At September 30, 2006, UCB’s total allowance for loan losses was $56.6 million, which represented 0.97% of gross loans held in portfolio.
UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loan portfolio categories as a whole and a specific allowance for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loan portfolio and are assessed individually.
In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through ongoing review.
As of June 30, 2006, UCB improved its methodologies for establishing its loss factors. The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses, which is in turn based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
UCB regularly assesses the loss factors that are applied to loan portfolio categories, and as part of the assessment concluded during the three months ended September 30, 2006, UCB effected a further refinement in the methodology employed in establishing appropriate loss factors. This refinement focused primarily on the continued development of the expected loss approach and resulted in a revision and lowering of the loss factors applied to criticized and classified loans, which was applicable to all of the major loan portfolio categories.
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
The effect of all general allowance and specific reserve changes during the three months ended September 30, 2006, resulted in a net reduction of $2.4 million in the allowance for loan losses, including a $1.9 million reduction in the allowance for loan losses from changes in loss factors and a $3.3 million increase from loan growth. The allowance for loan losses was also reduced by $2.5 million from gross loan charge-offs and $1.5 million from migrations in loan quality and repayments or sale of criticized loans.

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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R).
In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the assumptions that were incorporated in the model for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	0.52%	0.63%	0.62%	0.58%
Volatility	29.77%	27.37%	29.89%	28.78%
Risk-free interest rate	4.96%	4.22%	4.73%	4.16%
Expected lives (years)	7.21	7.32	7.54	7.51
The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.

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
Effective December 27, 2005, UCBH’s Board of Directors authorized UCBH to accelerate the vesting of all unvested options associated with grants issued on or prior to October 26, 2005. The decision to accelerate the vesting of the options, which UCBH believes is in the best interests of its stockholders, was made primarily to reduce the impact of recording approximately $16.4 million of noncash compensation expense, net of taxes, over the period of 2006 through 2008 upon the implementation of SFAS No. 123(R). The options acceleration was treated as a modification of the terms of the existing option grants, thereby requiring a new value measurement as of the acceleration date. Any increase between the newly measured value and the original grant price is viewed as additional intrinsic value and may need to be included in future compensation expense under certain conditions related to prospective employee terminations.
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
Recent Accounting Pronouncements
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS No. 158 will have a material effect on its consolidated financial position, results of operations or cash flows.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Company does not expect the adoption of SAB No. 108 will have a material effect on its consolidated financial position, results of operations or cash flows.
Accounting for Uncertainty in Income Taxes
In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact that adopting FIN 48 will have on its financial statements.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that adopting SFAS No. 156 will have on its financial statements.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact that adopting SFAS No. 155 will have on its financial statements.

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,					Nine Months Ended September 30,
			Increase (Decrease)					Increase (Decrease)
	2006	2005	Amount		%	2006	2005	Amount		%
Operating Data:
Total interest and dividend income	$137,892	$104,046	$33,846		32.53	$392,350	$284,941	$107,409		37.70
Total interest expense	71,768	43,930	27,838		63.37	194,596	109,813	84,783		77.21

Net interest income	66,124	60,116	6,008		9.99	197,754	175,128	22,626		12.92
Provision for (recovery of) loan losses	936	(105)	1,041		(991.43)	2,492	2,860	(368)		(12.87)

Net interest income after recovery of (provision for) loan losses	65,188	60,221	4,967		8.25	195,262	172,268	22,994		13.35
Total noninterest income	10,968	4,563	6,405		140.37	35,174	18,277	16,897		92.45
Total noninterest expense	37,419	25,971	11,448		44.08	117,298	83,612	33,686		40.29

Income before income tax expense	38,737	38,813	(76)		(0.20)	113,138	106,933	6,205		5.80
Income tax expense	13,167	13,290	(123)		(0.93)	38,743	34,240	4,503		13.15

Net income	$25,570	$25,523	$47		0.18	$74,395	$72,693	$1,702		2.34

Per Share Data:
Basic earnings per share	$0.27	$0.28	$(0.01)		(3.57)	$0.79	$0.79	$—		—
Diluted earnings per share	0.26	0.27	(0.01)		(3.70)	0.76	0.76	—		—
Dividends declared per share	0.030	0.025	0.005		20.00	0.090	0.075	0.015		20.00

Select Operating Ratios:
Return on average assets	1.24%	1.43%	(19	)bp*	(13.29)	1.22%	1.44%	(22	)bp*	(15.28)
Return on average equity	15.51	18.97	(346)		(18.24)	15.68	18.85	(317)		(16.82)
Efficiency ratio (1)	48.54	40.15	839		20.90	50.36	43.23	713		16.49
Noninterest expense to average assets	1.81	1.46	35		23.97	1.93	1.65	28		16.97
Average equity to average assets	7.96	7.56	40		5.29	7.80	7.63	17		2.23
Dividend payout ratio (2)	11.54	9.26	228		24.62	11.84	9.87	197		19.96
Net loan charge-offs to average loans	0.15	—	15		—	0.17	—	17		—

	September 30,	December 31,	Increase (Decrease)
	2006	2005	Amount		%
Financial Condition and Other Data:
Securities purchased under agreements to resell	$175,000	$—		$175,000	—
Investments and mortgage-backed securities available for sale, at fair value	1,307,791	1,117,724		190,067	17.00
Investments and mortgage-backed securities held to maturity, at cost	295,451	308,608		(13,157)	(4.26)
Loans held for sale	123,040	156,740		(33,700)	(21.50)
Loans held in portfolio, net	5,809,695	5,774,118		35,577	0.62
Total assets	8,351,727	7,965,637		386,090	4.85
Deposits	6,381,492	6,264,169		117,323	1.87
Securities sold under agreements to repurchase	300,000	—		300,000	—
Short-term borrowings	9,787	279,425		(269,638)	(96.50)
Long-term borrowings	731,225	562,033		169,192	30.10
Subordinated debentures	150,520	150,520		—	—
Stockholders’ equity	675,276	603,514		71,762	11.89
Nonperforming assets	10,229	19,133		(8,904)	(46.54)

Selected Ratios:
Loan delinquency ratio	0.31%	0.48%	(17	)bp*	(35.42)
Nonperforming assets to total assets	0.12	0.24		(12)	(50.00)
Nonperforming loans to total loans	0.17	0.32		(15)	(46.88)
Allowance for loan losses to nonperforming loans	553.63	337.33		21,630	64.12
Allowance for loan losses to loans held in portfolio	0.97	1.11		(14)	(12.61)
Total loan to deposit ratio	93.86	95.71		(185)	(1.93)
Stockholders’ equity to total assets	8.09	7.58		51	6.73
Bank Regulatory Capital Ratios:
United Commercial Bank:
Total risk-based capital	11.50%	10.98%	52	bp*	4.74
Tier 1 risk-based capital	10.56	9.91		65	6.56
Tier 1 leverage ratio (3)	8.70	8.26		44	5.33
UCBH Holdings, Inc. and subsidiaries:
Total risk-based capital	11.71%	11.33%	38	bp*	3.35
Tier 1 risk-based capital	10.78	10.26		52	5.07
Tier 1 leverage ratio (3)	8.88	8.56		32	3.74

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Represents dividends declared per share as a percentage of diluted earnings per share.

(3)	Represents Tier 1 capital to total average assets.

*	Basis point.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005
The consolidated net income of the Company increased by $47,000, or 0.2%, to $25.6 million for the three months ended September 30, 2006, compared to $25.5 million for the same period in 2005. The annualized ROE and ROA ratios for the three months ended September 30, 2006, were 15.51% and 1.24%, respectively. These amounts compare with a ROE of 18.97% and ROA of 1.43% for the three months ended September 30, 2005. The declines in the ratios are reflective of net income remaining unchanged and the growth in assets and equity, primarily as a result of the Company’s expansion and acquisitions that were consummated in the latter part of 2005. The efficiency ratio was 48.54% for the three months ended September 30, 2006, compared with 40.15% for the same period in 2005. The efficiency ratio increase is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share were $0.26 for the three months ended September 30, 2006, compared with $0.27 for the same period in 2005.
Net Interest Income and Net Interest Margin. The increase in net interest income for the three months ended September 30, 2006, compared to same period in 2005 was principally due to a $1.02 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with the Pacifica Bancorp, Inc. (“Pacifica”) and Asian American Bank & Trust Company (“AABT”) acquisitions. The average cost of deposits increased 120 basis points from 2.39% for the three months ended September 30, 2005, to 3.59% for the three months ended September 30, 2006, as a result of increased market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers, which typically carry higher interest rates. These factors were partially offset by a 99 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices continued to rise. The yield on taxable securities also increased for the three months ended September 30, 2006, compared to the same period in 2005 as a result of the purchase of higher-yielding securities during the latter half of 2005.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006				2005
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$6,082,253		$114,752	7.55%	$5,349,239		$87,684	6.56%
Taxable securities (3)	1,326,243		16,220	4.89	1,193,646		13,439	4.50
Nontaxable securities (3)	224,155		2,686	4.79	225,537		2,692	4.77
FHLB Stock	53,780		1,313	9.77	75,606		5	0.03
Securities purchased under agreements to resell	66,304		1,239	7.47	—		—	—
Other	134,479		1,682	5.00	19,439		226	4.65

Total interest-earning assets	7,887,214		137,892	6.99	6,863,467		104,046	6.06
Noninterest-earning assets	393,819		—		258,604		—

Total assets	$8,281,033		$137,892		$7,122,071		$104,046

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,375,736		$12,055	3.51	$1,149,827		$5,778	2.01
Savings accounts	687,193		2,376	1.38	783,867		2,183	1.11
Time deposits	3,700,199		42,271	4.57	3,196,213		25,449	3.18

Total interest-bearing deposits	5,763,128		56,702	3.94	5,129,907		33,410	2.61
Securities sold under agreements to repurchase	214,130		1,908	3.56	—		—	—
Short-term borrowings and federal funds purchased	123,595		1,523	4.93	444,756		4,062	3.65
Long- term borrowings	696,942		8,540	4.90	351,986		4,491	5.10
Subordinated debentures	150,520		3,095	8.22	110,034		1,967	7.15

Total interest-bearing liabilities	6,948,315		71,768	4.13	6,036,683		43,930	2.91
Noninterest-bearing deposits	558,512		—		451,726		—
Other noninterest-bearing liabilities	114,831		—		95,447		—
Stockholders’ equity	659,375		—		538,215		—

Total liabilities and stockholders’ equity	$8,281,033		$71,768		$7,122,071		$43,930

Net interest-earning assets/net interest income/net interest rate spread (4)	$938,899		$66,124	2.86%	$826,784		$60,116	3.15%

Net interest margin (5)				3.35%				3.50%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.14	x

Tax equivalent basis:
Total interest-earning assets (6)	$7,887,214		$139,338	7.07%	$6,863,467		$105,346	6.14%
Total interest-bearing liabilities	6,948,315		71,768	4.13	6,036,683		43,930	2.91

Net interest-earning assets/net interest income/net interest rate spread (4)	$938,899		$67,570	2.94%	$826,784		$61,416	3.23%

Net interest margin (5)				3.43%				3.58%

Average cost of deposits:
Total interest-bearing deposits	$5,763,128		$56,702	3.94%	$5,129,907		$33,410	2.61%
Noninterest-bearing deposits	558,512		—		451,726		—

Total deposits	$6,321,640		$56,702	3.59%	$5,581,633		$33,410	2.39%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $4.1 million and $4.0 million for the three months ended September 30, 2006 and 2005, respectively.
The net interest margin is calculated on a tax equivalent basis, which takes into account the tax benefits associated with certain interest-earning assets of the Company that qualify for federal tax exemptions or credits. The decline in the net interest margin for the three months ended September 30, 2006, compared to the same period in 2005 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses amounted to $936,000 for the three months ended September 30, 2006, as compared to a $105,000 recovery of loan losses for same period in 2005. The recovery of loan losses for the three months ended September 30, 2005, was a result of improved loan quality and risk grades, and changes in the loan portfolio mix. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income increased by $6.4 million, or 140.4%, for the three months ended September 30, 2006, compared with the same period in 2005. The increase was primarily attributable to an increase in commercial banking fees, an increase in gain on sale of multifamily and commercial real estate loans and no current provision made for the lower of cost or market valuation related to loans held for sale. UCB increased its commercial banking fees to $3.7 million for the three months ended September 30, 2006, compared to $2.7 million for the same period in 2005. The increase reflects the growth in trade finance activity, merchant card activity and other commercial banking fees. Gain on sale of commercial and multifamily real estate loans increased to $5.2 million for the three months ended September 30, 2006, from $1.3 million for the same period in 2005 as a result of increased sales volume and higher pricing spreads. Additionally, the three months ended September 30, 2005, reflect a $773,000 unrealized loss resulting from a lower of cost or market adjustment on the multifamily real estate loans transferred from held for sale to held in portfolio.
Noninterest Expense. Noninterest expense increased $11.4 million, or 44.1%, for the three months ended September 30, 2006, compared with the same period in 2005. The increase resulted principally from increases in personnel expenses, occupancy expenses, data processing, core deposit intangible amortization and other general and administrative expenses. For the three months ended September 30, 2006, personnel expenses increased $7.0 million, or 54.3%, from the same period in 2005 due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $642,000 in stock compensation expense related to the 2006 adoption of SFAS No. 123(R). Occupancy expenses increased by $1.4 million, or 46.4%, for the three months ended September 30, 2006, compared to the same period in 2005 as a result of the opening of new branches and the additional branches resulting from the Pacifica and AABT acquisitions. Data processing expenses increased $559,000, or 32.9%, for the three months ended September 30, 2006, compared to same period in 2005 primarily as a result of organic growth of the organization and from the Pacifica and AABT acquisitions. Core deposit intangible amortization increased $463,000, or 225.9%, for the three months ended September 30, 2006, compared to the same period in 2005 as a result of additional amortization related to the core deposit intangibles associated with the Pacifica and AABT acquisitions. Other general and administrative expenses increased by $1.7 million, or 46.1%, for the three months ended September 30, 2006, compared to the same period in 2005 primarily as a result of increased advertising expenses related to the expansion of UCB, market promotions, merchant card expenses and foreign exchange losses.
Income Tax Expense. The effective tax rate for the three months ended September 30, 2006, was 34.0%, compared with 34.2% for the three months ended September 30, 2005. The effective tax rate for the three months ended September 30, 2006, reflect an income tax benefit adjustment of $1.0 million related to the additional Enterprise Zone tax credits for the years ending prior to December 31, 2005. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.
Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005
The consolidated net income of the Company for the nine months ended September 30, 2006, increased by $1.7 million, or 2.3%, to $74.4 million, compared to $72.7 million for the same period in 2005. The annualized ROE and ROA ratios for the nine months ended September 30, 2006, were 15.68% and 1.22%, respectively. These amounts compare with ROE of 18.85% and ROA of 1.44% for the nine months ended September 30, 2005. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and acquisitions that were consummated in the latter part of 2005. Additionally, a tax benefit of $3.9 million associated with the repatriation of earnings from a foreign subsidiary contributed to a higher ROE and ROA for 2005. The efficiency ratio was 50.36% for the nine months ended September 30, 2006, compared with 43.23% for the same period in 2005. The efficiency ratio increase is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share remained at $0.76 for both the nine months ended September 30, 2006 and 2005.
Net Interest Income and Net Interest Margin. The increase in net interest income for the first nine months of 2006 compared to 2005 was principally due to a $1.24 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed Pacifica and AABT acquisitions. The average cost of deposits increased 121 basis points from 2.03% for the nine months ended September 30, 2005, to 3.24% for the nine months ended September 30, 2006, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 96 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices continued to rise. The yield on taxable securities also increased for the nine months ended September 30, 2006, compared to same period in 2005 as a result of the purchase of higher-yielding securities during 2005.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006				2005
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$6,077,145		$331,926	7.28%	$4,930,204		$233,544	6.32%
Taxable securities (3)	1,247,969		44,895	4.80	1,230,578		41,600	4.51
Nontaxable securities (3)	224,898		8,062	4.78	221,063		7,927	4.78
FHLB Stock	48,765		2,308	6.31	65,648		645	1.31
Securities purchased under agreements to resell	22,344		1,239	7.39	—		—	—
Other	110,620		3,920	4.72	46,603		1,225	3.50

Total interest-earning assets	7,731,741		392,350	6.77	6,494,096		284,941	5.85
Noninterest-earning assets	377,070		—		245,959		—

Total assets	$8,108,811		$392,350		$6,740,055		$284,941

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,297,232		$29,748	3.06	$1,057,833		$13,625	1.72
Savings accounts	720,637		6,767	1.25	856,576		6,906	1.07
Time deposits	3,658,284		114,282	4.17	3,035,668		61,546	2.70

Total interest-bearing deposits	5,676,153		150,797	3.54	4,950,077		82,077	2.21
Securities sold under agreements to repurchase	101,831		2,829	3.70	—		—	—
Short-term borrowings and federal funds purchased	246,143		8,167	4.42	275,508		7,031	3.40
Long- term borrowings	654,684		23,958	4.88	354,146		13,991	5.27
Subordinated debentures	149,046		8,845	7.91	127,150		6,714	7.04

Total interest-bearing liabilities	6,827,857		194,596	3.80	5,706,881		109,813	2.57
Noninterest-bearing deposits	533,698		—		432,622		—
Other noninterest-bearing liabilities	114,485		—		86,278		—
Stockholders’ equity	632,771		—		514,274		—

Total liabilities and stockholders’ equity	$8,108,811		$194,596		$6,740,055		$109,813

Net interest-earning assets/net interest income/net interest rate spread (4)	$903,884		$197,754	2.97%	$787,215		$175,128	3.28%

Net interest margin (5)				3.41%				3.60%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.14	x

Tax equivalent basis:
Total interest-earning assets (6)	$7,731,741		$396,691	6.84%	$6,494,096		$288,822	5.93%
Total interest-bearing liabilities	6,827,857		194,596	3.80	5,706,881		109,813	2.57

Net interest-earning assets/net interest income/net interest rate spread (4)	$903,884		$202,095	3.04%	$787,215		$179,009	3.36%

Net interest margin (5)				3.49%				3.68%

Average cost of deposits:
Total interest-bearing deposits	$5,676,153		$150,797	3.54%	$4,950,077		$82,077	2.21%
Noninterest-bearing deposits	533,698		—		432,622		—

Total deposits	$6,209,851		$150,797	3.24%	$5,382,699		$82,077	2.03%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $12.4 million and $11.8 million for the nine months ended September 30, 2006 and 2005, respectively.
The decline in the net interest margin for the nine months ended September 30, 2006, compared to same period in 2005 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses amounted to $2.5 million for the nine months ended September 30, 2006, as compared to $2.9 million for the same period in 2005. The lower provision for 2006 compared to 2005 is reflective of the refinement of the methodology used to determine certain historical, qualitative and economic surcharge loss factors. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income increased by $16.9 million, or 92.5%, for the nine months ended September 30, 2006, compared to the same period in 2005. The increase was primarily attributable to the increase in commercial banking fees, increase in gain on sale of multifamily and commercial real estate loans, the recovery of the lower of cost or market adjustment related to loans held for sale, a smaller equity loss in other equity investments and the $5.0 million acquisition termination fee from GEB that was received during the three months ended March 31, 2006. Commercial banking fees increased to $11.2 million for the nine months ended September 30, 2006, compared to $7.6 million for the same period in 2005. The increase reflects the growth in trade finance activity, merchant card activity, other commercial banking fees and fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans increased to $13.4 million for the nine months ended September 30, 2006, from $7.7 million for the same period in 2005 as a result of increased sales volume and higher pricing spreads. The lower of cost or market adjustment related to loans held for sale reflects a $150,000 recovery related to previously recognized write down of loans held for sale to market for the nine months ended September 30, 2006, compared to a $773,000 loss related to multifamily real estate loans transferred from held for sale to held in portfolio. Additionally, UCB had a reduction of equity losses in other equity investments to $761,000 for the nine months ended September 30, 2006, from $1.8 million for the same period in 2005 primarily attributable to $836,000 of equity income from CRA qualified investments.
Noninterest Expense. Noninterest expense increased $33.7 million, or 40.3%, for the nine months ended September 30, 2006, compared to the same period in 2005. The increase resulted principally from increases in personnel expenses, occupancy expenses, data processing expenses, core deposit intangible amortization and other general and administrative expenses. For the nine months ended September 30, 2006, personnel expenses increased $23.6 million, or 55.3%, from the same period in 2005 due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Pacifica and AABT acquisitions and other incentive bonuses totaling $5.4 million were recognized during the nine months ended September 30, 2006. Personnel expenses also included $1.5 million in stock compensation expense related to the 2006 adoption of SFAS No. 123(R). Occupancy expenses increased by $2.9 million, or 32.5%, for the nine months ended September 30, 2006, compared to the same period in 2005 as a result of the opening of new branches and the additional branches resulting from the Pacifica and AABT acquisitions. Data processing expenses increased $2.5 million, or 49.2%, for the nine months ended September 30, 2006, compared to same period in 2005 primarily as a result of $714,000 related to the conversion of the loan and deposit systems at Pacifica and AABT. Core deposit intangible amortization increased $943,000, or 126.2%, for the nine months ended September 30, 2006, compared to the same period in 2005 as a result of the additional amortization related to the core deposit intangibles associated with the Pacifica and AABT acquisitions. Other general and administrative expenses increased by $4.1 million, or 36.3%, for the nine months ended September 30, 2006, compared to the same period in 2005 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses. All of these increases were partially offset by a gain on extinguishment of borrowings of $360,000 for the nine months ended September 30, 2006, as compared to a loss on extinguishment of subordinated debentures of $1.3 million for the nine months ended September 30, 2005, which was primarily from the write-off of unamortized 9.375% subordinated debenture issuance costs.
Income Tax Expense. The effective tax rate for the nine months ended September 30, 2006, was 34.2%, compared with 32.0% for the nine months ended September 30, 2005. The effective tax rate for the nine months ended September 30, 2006, reflect an income tax benefit of $2.8 million related to additional Enterprise Zone tax credits for the years ending prior to December 31, 2005. The effective tax rate for the nine months ended September 30, 2005, reflect an income tax benefit of $3.9 million related to UCB’s decision to repatriate earnings from a foreign subsidiary. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and market value of the investment portfolio at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value
Investment securities available for sale:
Trust preferred securities	$38,445	$38,235	$33,443	$32,946
U.S. Government sponsored enterprises	210,895	206,913	159,655	155,185
Other	10,000	10,014	11,012	10,911

Total investment securities available for sale	259,340	255,162	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	509,104	494,225	355,135	344,190
GNMA	83,415	79,934	88,184	85,033
FHLMC	300,429	290,318	302,540	292,316
Other	192,473	188,152	202,264	197,143

Total mortgage-backed securities available for sale	1,085,421	1,052,629	948,123	918,682

Total investment and mortgage-backed securities available for sale	1,344,761	1,307,791	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	224,588	232,202	225,573	232,279

Mortgage-backed securities held to maturity:
FNMA	4,417	4,237	5,112	4,923
GNMA	65,903	63,980	77,261	76,133
FHLMC	543	522	662	639

Total mortgage-backed securities held to maturity	70,863	68,739	83,035	81,695

Total investment and mortgage-backed securities held to maturity	295,451	300,941	308,608	313,974

Total investment and mortgage-backed securities	$1,640,212	$1,608,732	$1,460,841	$1,431,698

The investment portfolio increased by $176.9 million from December 31, 2005. This increase is primarily due to UCB’s securitization of residential mortgage loans with mortgage servicing rights retained through the Federal National Mortgage Association (“FNMA”) for $174.7 million of mortgage-backed securities on September 1, 2006. UCB securitized these loans to improve the Company’s and UCB’s risk-based capital. UCB intends to continue restructuring its balance sheet through growth of its loan portfolio and decreasing its securities concentration.
As of September 30, 2006, the carrying value and the market value of the available for sale investment portfolio were $1.34 billion and $1.31 billion, respectively. The total net of tax unrealized loss on these securities was $21.4 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $5.5 million, has not been recognized in the financial statements as of September 30, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. However, since the unrealized losses are solely attributable to movement in market interest rates and UCB has the intent and ability to hold these securities until recovery of such unrealized loss, UCB has concluded that the decline in value on these securities is temporary.

Loans
The components of UCB’s loans held in portfolio by amount for each major loan category at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$1,974,364	$2,307,381
Secured by real estate — multifamily	1,360,624	1,506,848
Construction	879,494	494,841
Business	1,155,049	863,935

Total commercial	5,369,531	5,173,005

Consumer:
Residential mortgage (one-to-four family)	441,366	613,988
Other	55,428	51,667

Total consumer	496,794	665,655

Loans held in portfolio (1)	5,866,325	5,838,660
Allowance for loan losses	(56,630)	(64,542)

Loans held in portfolio, net	$5,809,695	$5,774,118

(1)	Amounts reflect net unamortized deferred loan fees of $8.9 million and $7.4 million at September 30, 2006, and December 31, 2005, respectively.
During the nine months ended September 30, 2006, total loans held in portfolio increased by $27.7 million. This increase resulted primarily from organic growth in commercial construction and business loans offset by a transfer of commercial real estate loans of $381.3 million from held in portfolio to held for sale. Commercial loans at September 30, 2006, increased 3.8% from the December 31, 2005, balance. Consumer loans decreased 25.4% at September 30, 2006, from the December 31, 2005, balance. The decrease is primarily due to the UCB’s securitization of $176.1 million of residential mortgage loans with servicing rights retained through the FNMA on September 1, 2006.
UCB periodically identifies loans that it intends to sell, and when such a determination is made, the loans are classified as held for sale. For the nine months ended September 30, 2006, UCB transferred $381.8 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $80.5 million of loans that were either determined to lack market interest or did not meet our pricing requirements from held for sale to held in portfolio during the nine months ended September 30, 2006. The components of the loans held for sale by amount for each major loan category at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Commercial:
Secured by real estate — nonresidential	$120,738	$154,087
Business	1,224	2,653

Total commercial	121,962	156,740

Consumer:
Residential mortgage (one-to-four family)	1,078	—

Loans held for sale (1)	$123,040	$156,740

(1)	Amounts reflect net unamortized deferred loan fees of $214,000 and $372,000 at September 30, 2006, and December 31, 2005, respectively.

Consistent with UCB’s stated long-term objectives for the next five years, UCB will be systematically reducing its concentration in commercial real estate loans, while increasing its concentration in commercial business loans.
New loan commitments related to loans held for sale and held in portfolio for the three and nine months ended September 30, 2006 and 2005, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$6,263	$11,293	$39,188	$50,396
Secured by real estate — multifamily	—	90,989	—	489,968

Total commercial loans	6,263	102,282	39,188	540,364

Consumer:
Residential mortgage (one-to-four family)	1,846	—	3,097	325

Total loans held for sale commitments (1)	8,109	102,282	42,285	540,689

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	211,040	274,192	583,092	858,759
Secured by real estate — multifamily	30,204	166,865	164,440	411,424
Construction	301,446	140,747	787,304	449,692
Business	325,799	230,708	888,564	536,734

Total commercial loans	868,489	812,512	2,423,400	2,256,609

Consumer:
Residential mortgage (one-to-four family)	24,457	65,129	70,817	153,204
Other	7,832	10,382	24,377	30,730

Total consumer loans	32,289	75,511	95,194	183,934

Total loans held in portfolio commitments (1)	900,778	888,023	2,518,594	2,440,543

Total loan commitments (1)	$908,887	$990,305	$2,560,879	$2,981,232

(1)	Excludes commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed rate loans. Residential mortgage (one-to-four family) loans may carry an adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at September 30, 2006, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$818,931	$429,218	$731,980	$1,980,129
Secured by real estate — multifamily	353,401	857,122	146,894	1,357,417
Construction	819,256	—	66,031	885,287
Business	1,032,155	2,349	120,941	1,155,445

Total commercial	3,023,743	1,288,689	1,065,846	5,378,278

Consumer:
Residential mortgage (one-to-four family)	64,207	216,252	161,018	441,477
Other	49,927	—	5,501	55,428

Total consumer	114,134	216,252	166,519	496,905

Gross loans held in portfolio (1)	$3,137,877	$1,504,941	$1,232,365	$5,875,183

(1)	Amounts do not reflect net deferred loan fees of $8.9 million at September 30, 2006.
Deposits
The balances and rates paid for categories of deposits at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$1,957,365	2.27%	$1,784,065	1.65%
Savings accounts	903,768	2.09	946,714	1.85
Time deposits:
Less than $100,000	1,202,329	4.34	1,203,001	2.69
$100,000 or greater	2,318,030	4.79	2,330,389	3.98

Total time deposits	3,520,359	4.64	3,533,390	3.54

Total deposits	$6,381,492	3.55%	$6,264,169	2.75%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At September 30, 2006, 55.2% of UCB’s deposits were time deposits, 30.7% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 14.1% were savings accounts. By comparison, at December 31, 2005, 56.4% of UCB’s deposits were time deposits, 28.5% were NOW accounts, demand deposits and money market accounts, and 15.1% were savings accounts. With the exception of state and federal government entities contributing 6.7% to total deposits at September 30, 2006, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at September 30, 2006, is $2.32 billion of deposits of $100,000 or greater, compared to $2.33 billion at December 31, 2005. Such deposits made up 36.3% of total deposits at September 30, 2006, compared to 37.2% at December 31, 2005. Also included in time deposits are $105.4 million and $156.8 million of brokered deposits at September 30, 2006, and December 31, 2005, respectively.
Borrowings
Borrowings as of and for the nine months ended September 30, 2006, and the year ended December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Securities sold under agreements to repurchase:
Average balance outstanding	$101,832	$—
Maximum amount outstanding at any month end period	300,000	—
Balance outstanding at end of period	300,000	—
Weighted average interest rate during the period	3.70%	—%
Weighted average interest rate at end of period	3.15%	—%
Weighted average remaining term to maturity at end of period (in years)	8.4	—

Short-term borrowings:
FHLB of San Francisco and Seattle advances and other short-term borrowings:
Average balance outstanding	$245,333	$301,400
Maximum amount outstanding at any month end period	482,317	566,169
Balance outstanding at end of period	9,787	279,425
Weighted average interest rate during the period	4.41%	3.51%
Weighted average interest rate at end of period	4.15%	4.09%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB of San Francisco, Seattle and Boston advances:
Average balance outstanding	$654,684	$361,677
Maximum amount outstanding at any month end period	731,225	562,033
Balance outstanding at end of period	731,225	562,033
Weighted average interest rate during the period	4.88%	5.15%
Weighted average interest rate at end of period	4.81%	4.76%
Weighted average remaining term to maturity at end of period (in years)	5.1	5.2
UCB maintains borrowing lines with numerous correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Seattle and Boston (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of UCB’s stock in the FHLB. UCB had $726.8 million of FHLB advances outstanding at September 30, 2006, and $788.0 million outstanding at December 31, 2005. At September 30, 2006, UCB had $1.71 billion of additional FHLB borrowings available for future borrowing capacity.
UCB recorded certain loan sale transactions as secured borrowings as of September 30, 2006, and December 31, 2005, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $4.4 million at September 30, 2006, and $19.1 million at December 31, 2005. During the nine months ended September 30, 2006, $7.2 million of the loans related to the December 31, 2005, secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $222,000. Additionally during the nine months ended September 30, 2006, UCB repaid $11.9 million as a result of the purchaser electing to remove the loans from the sale transaction.

Subordinated Debentures
UCBH established special purpose trusts in 1997, 2001, 2002 and 2005 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $150.5 million of subordinated debentures outstanding at September 30, 2006, and December 31, 2005.

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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in the loan portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$1,974,364	33.66	$2,307,381	39.52
Secured by real estate — multifamily	1,360,624	23.19	1,506,848	25.81
Construction	879,494	15.00	494,841	8.47
Business	1,155,049	19.69	863,935	14.80

Total commercial	5,369,531	91.54	5,173,005	88.60

Consumer:
Residential mortgage (one-to-four family)	441,366	7.52	613,988	10.52
Other	55,428	0.94	51,667	0.88

Total consumer	496,794	8.46	665,655	11.40

Loans held in portfolio (1)	$5,866,325	100.00	$5,838,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees of $8.9 million and $7.4 million at September 30, 2006, and December 31, 2005, respectively.
UCB actively monitors the levels of loans as a percentage of its portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans while increasing the portfolio of commercial business loans. During the nine months ended September 30, 2006, $171.5 million in commercial real estate loans were sold. Additionally, $381.3 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
UCB also manages its loan portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.
Nonperforming Assets
Nonperforming assets include nonaccrual and restructured loans and other real estate owned (“OREO”). Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO, of which UCB had none at September 30, 2006, is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

UCB’s nonperforming assets as of September 30, 2006, and December 31, 2005, were as follows (dollars in thousands):

	September 30,	December 31,
	2006	2005
Commercial loans:
Secured by real estate — nonresidential	$5,679	$12,792
Business	4,177	5,903

Total commercial loans	9,856	18,695

Consumer loans:
Residential mortgage (one-to-four family)	373	388
Other	—	50

Total consumer loans	373	438

Total nonaccrual loans	10,229	19,133
Other real estate owned (OREO)	—	—

Total nonperforming assets	$10,299	$19,133

Nonperforming assets to total assets	0.12%	0.24%
Nonaccrual loans to total loans	0.17	0.32
Nonperforming assets to total loans and OREO	0.17	0.32

Total loans	$5,989,365	$5,995,400
Gross income not recognized on nonaccrual loans	698	790
Accruing loans contractually past due 90 days or more	4,574	5,374
Loans classified as troubled debt restructurings and not included above	8,655	10,827
The level of UCB’s nonperforming assets decreased as of September 30, 2006, compared to December 31, 2005. The decrease was a result of the payoff of one nonaccrual commercial real estate loan, loan payments and various loan charge-offs, partially offset by four additional commercial business loans being moved to nonaccrual loans.
Loans classified as troubled debt restructurings reflected in the table above at September 30, 2006, represents one commercial real estate loan, which is a nonresidential loan secured by real estate. This loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.3 million to the same obligor and is secured by the same property. The separate loan of $1.3 million is included in the nonaccrual commercial real estate in the table above.
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
At September 30, 2006, and December 31, 2005, UCB’s investment in loans that were considered impaired was $13.1 million and $24.5 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At September 30, 2006, the allowance for loan losses included $2.9 million for impaired loans with a $7.0 million recorded investment. At December 31, 2005, the allowance included $3.2 million for impaired loans with a recorded investment of $16.3 million.
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
In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through ongoing review.
As of June 30, 2006, UCB improved its methodologies for establishing its loss factors. The loss factors are developed from actual historic losses and reflect comparative analysis with peer group loss rates and expected losses, which is in turn based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
UCB regularly assesses the loss factors that are applied to loan portfolio categories, and as part of the assessment concluded during the three months ended September 30, 2006, UCB effected a further refinement in the methodology employed in establishing appropriate loss factors. This refinement focused primarily on the continued development of the expected loss approach and resulted in a revision and lowering of the loss factors applied to criticized and classified loans, which was applicable to all of the major loan portfolio categories.
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

The components of the allowance for loan losses and the allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2006 and 2005, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period:
Allowance for loan losses	$59,035	$58,508	$64,542	$56,472
Allowance for losses — unfunded commitments	5,224	4,807	3,402	3,940

Total allowance for losses at beginning of year	64,259	63,315	67,944	60,412

Provision for (recovery of) loan losses	936	(105)	2,492	2,860

Charge-offs:
Commercial:
Secured by real estate — nonresidential	(340)	—	(792)	—
Business	(2,162)	(72)	(7,143)	(209)

Total commercial	(2,502)	(72)	(7,935)	(209)

Consumer:
Other	(5)	(26)	(55)	(26)

Total charge-offs	(2,507)	(98)	(7,990)	(235)

Recoveries:
Commercial:
Secured by real estate — nonresidential	—	—	128	—
Business	152	4	252	61

Total commercial	152	4	380	61

Consumer:
Residential mortgage (one-to-four family)	—	33	—	33
Other	18	1	32	19

Total consumer	18	34	32	52

Total recoveries	170	38	412	113

Net charge-offs	(2,337)	(60)	(7,578)	(122)

Total allowance for losses at end of period	$62,858	$63,150	$62,858	$63,150

Allowance for loan losses	$56,630	$57,501	$56,630	$57,501
Allowance for losses — unfunded commitments	6,228	5,649	6,228	5,649

Total allowance for losses at end of period	$62,858	$63,150	$62,858	$63,150

Allowance for loan losses to loans held in portfolio	0.97%	1.10%	0.97%	1.10%
Net charge-offs to average loans outstanding (1)	0.15	—	0.17	—

(1)	Average loans balance includes loans held for sale.
The decrease in the allowance for loan losses at September 30, 2006, compared to December 31, 2005, primarily reflects the net loan charge-offs of $7.6 million for the nine months ended September 30, 2006. In addition, UCB recognized a $936,000 and $2.5 million provision for loan losses for the three and nine months ended September 30, 2006, respectively. The effect of all general allowance and specific reserve changes during the three months ended September 30, 2006, resulted in a net reduction of $2.4 million in the allowance for loan losses, including a $1.9 million reduction in the allowance for loan losses from changes in loss factors and a $3.3 million increase from loan growth. The allowance for loan losses was also reduced by $2.5 million for gross loan charge-offs and $1.5 million from migration in loan quality and repayments or sale of criticized loans.
The Federal Reserve has consistently raised interest rates during 2005 and through most of the nine months ended September 30, 2006. As interest rates rise, additional pressure may be placed on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses. In addition, it is probable that the allowance for loan losses may increase in future quarters if we are successful in implementing our strategies for loan growth and for changing the mix of the commercial loan portfolio to reduce multi-family and commercial real estate loans and increase construction and commercial business loans. These latter two loan types generally contain higher credit risk attributes.
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses a similar approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at September 30, 2006, and December 31, 2005, were $1.88 billion and $1.30 billion, respectively.
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
UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. See the “Contractual Obligation and Off-Balance-Sheet Arrangements” section for additional information.
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at September 30, 2006, has not changed substantially from December 31, 2005. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for the percentage change and UCB’s NPV and net interest income table.
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
For the nine months ended September 30, 2006, UCBH received no dividends from UCB. At September 30, 2006, $244.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place to either in the future, this source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the nine months ended September 30, 2006, deposit increases resulted in net cash inflows of $117.1 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.

UCB maintains borrowing lines with numerous correspondent banks and brokers to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowing lines are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $726.8 million and $788.0 million of FHLB advances outstanding at September 30, 2006, and December 31, 2005, respectively. At September 30, 2006, UCB had $1.71 billion of additional FHLB borrowings available for future borrowing capacity. The Company also has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of September 30, 2006, no advances had been drawn against this line.
At September 30, 2006, the Company had no short-term, fixed-rate advances that mature within one year. The $726.8 million in long-term advances mature between November 14, 2006 and September 21, 2016. As of September 30, 2006, $566.5 million of these advances may be terminated at the option of the FHLB. For the nine months ended September 30, 2006, the activity in short-term FHLB borrowings resulted in a net cash outflow of $87.0 million, while activity in long-term borrowings resulted in net cash inflows of $25.8 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the nine months ended September 30, 2006, loan sales provided $698.8 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations.
While not considered a primary source of funding, the Company’s investment activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the nine months ended September 30, 2006, investment securities activities resulted in an increase in investment holdings and a net cash outflow of $4.3 million. Our current strategy is to continue reducing our investment portfolio, which will result in continued cash inflows.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the nine months ended September 30, 2006, loan growth resulted in a net cash outflow of $2.74 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a user of funds rather than a source.

CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level as defined by the federal banking regulators. As of September 30, 2006, both UCB and the Company exceeded the minimum risk-based capital ratios to be considered well capitalized.
Total stockholders’ equity at September 30, 2006, was $675.3 million, an increase of 11.9% over the $603.5 million at December 31, 2005. The Company’s and UCB’s risk-based capital ratios at September 30, 2006, and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
United Commercial Bank:
Tier 1 leverage	8.70%	8.26%
Tier 1 risk-based capital	10.56	9.91
Total risk-based capital	11.50	10.98

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.88%	8.56%
Tier 1 risk-based capital	10.78	10.26
Total risk-based capital	11.71	11.33
UCBH has continuously paid quarterly dividends on its common stock since 2000. For the nine months ended September 30, 2006, dividends paid by UCBH totaled $8.0 million. Dividends declared on January 26, 2006, had the effect of reducing the Company’s Tier 1 leverage ratio by 10 basis points and the total risk-based capital ratio by 13 basis points.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
Background of the Restatement
The Company has restated the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005. The restatement does not affect the Company’s Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income as of and for the nine months ended September 30, 2005. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatement resulted solely from the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatement will only affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, and it will have no impact on the net increase (decrease) in total cash and cash equivalents set forth in such Consolidated Statement of Cash Flows.
Disclosure Controls and Procedures
As of the end of the period covered by this report, UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries, collectively referred to as the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934) as amended.
In light of the restatement described above, the Company’s Chief Executive Officer and the Chief Financial Officer have reevaluated the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control Over Financial Reporting
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
As of September 30, 2006, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 23, 2005, UCBH Holdings, Inc. (“UCBH”) entered into an Agreement and Plan of Merger with Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank. As part of the consideration for the purchase of all outstanding stock of Pacifica, UCBH issued 1,241,194 shares of common stock to Pacifica shareholders pursuant to the terms and conditions of the merger agreement. The California Commissioner of Corporations approved the fairness of the terms and conditions of the offer and sale of these securities. Upon completion of the merger on October 31, 2005, UCBH issued these securities in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).
On August 2, 2005, UCBH entered into an Agreement and Plan of Merger with Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation. As part of the consideration for the purchase of all outstanding stock of AABT, UCBH issued 878,246 shares of common stock to AABT shareholders pursuant to the terms and conditions of the merger agreement. The California Commissioner of Corporations approved the fairness of the terms and conditions of the offer and sale of these securities. Upon completion of the merger on November 28, 2005, UCBH issued these securities in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act.
On September 18, 2006, UCBH entered into an Agreement and Plan of Merger with Summit Bank Corporation (“Summit”), the holding company of The Summit National Bank, a national banking association in Georgia. As part of the consideration for the purchase of all outstanding stock of Summit, UCBH will issue up to 4,879,123 shares of common stock to Summit shareholders pursuant to the terms and conditions of the merger agreement The California Commissioner of Corporations has approved the fairness of the terms and conditions of the proposed offer and sale of these securities. Upon completion of the merger, which is subject to certain closing conditions, UCBH will issue these securities in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006					✓

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006

10.8	UCBH Holdings, Inc. 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 1998 Stock Option Plan)	10-Q	000-24947	10.8	August 9, 2006

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.10	Executive Deferred Compensation Plan, as amended	8-K	000-24947	10.1	December 20, 2005

10.11	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005

10.12	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 18, 2006

10.13	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.2	May 18, 2006

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 16, 2006

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 14, 2006	/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	/s/ Dennis Wu
Dennis Wu
Director, Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)