Form 10-K/A
period 2005-12-31
UCBH HOLDINGS INC
filed 2006-11-17
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the May 18, 2006, Annual Meeting of Stockholders is incorporated by reference into Part III.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE
This amendment on the Annual Report on Form 10-K/A (the “Form 10-K/A”) amends UCBH Holdings, Inc.’s (“UCBH” and “our”) Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2006. This Form 10-K/A corrects the Consolidated Statement of Cash Flows and Note 25, “Supplemental Cash Flow Information”, to the Consolidated Financial Statements of Item 8 and “Liquidity Risk — Liquidity Management” of Item 7, for the proper classification related to the funding, repayments and dispositions of loans originated in held in portfolio and held for sale for the year ended December 31, 2005. See Note 1, “Restatement of the Consolidated Statement of Cash Flows”, to the Consolidated Financial Statements for further information. Additionally, this Form 10-K/A incorporates Note 30, “Acquisition of Summit Bank Corporation”, to the Consolidated Financial Statements and to enhance certain disclosures to address comments that have been received from the SEC on UCBH’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except for Items 7, 8 and 9A of Part II, and Item 15 of Part IV, no other information in this Form 10-K/A is being amended.

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

Asia Locations

      Currently, UCB has a fully operational branch in Hong Kong and representative offices in Shenzhen, China and Taipei, Taiwan. Our fully operational Hong Kong branch is authorized to conduct a complete range of banking operations, including offering deposit, foreign exchange and remittance services, issuing cashier orders, and providing trade finance, commercial banking and lending services. Our representative offices in Shenzhen and Taipei, on the other hand, cannot conduct any profit generating banking business and are restricted to the specific activities that have been approved by the local banking authorities of their respective country, such as providing market research and acting in the capacity of a liaison to existing bank customers. As of December 31, 2005, UCB’s Hong Kong branch had total deposits of $555.5 million, a 69.0% increase over year-end 2004. This office has expanded its trade finance services since its opening and the fees associated with those services have also increased over last year. In addition, Pacifica has added a strong trade finance platform to UCB’s domestic operations and we anticipate growth opportunities in the trade finance area.

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

Allowance for Loan Losses

      The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios, excluding loans held for sale. Similarly, loans held for sale are excluded from any of the information included in Note 8, “Loans held in Portfolio and Allowance for Loan Losses”. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations require us to make certain assumptions, estimates and judgments.

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

      Loans Held For Sale. A loan is classified as being held-for-sale when it has been identified as either available to be sold or when it has been included in a pool of loans that are awaiting sale. During 2005, loans held-for-sale included SBA loans, commercial real estate loans and multifamily loans. As of December 31, 2005, only commercial real estate loans and SBA loans were included in the portfolio. Loans held for sale are valued at the lower of cost or fair market value. Unless otherwise indicated, loans held for sale are not included in any of the disclosures or discussions that address the loan portfolio, including the allowance for loan losses, outstanding balances and portfolio performance indicators for loans held in portfolio.

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

      The estimated impact of repricing of loans held in portfolio at December 31, 2005, are as follows (dollars in thousands):

		After	After	After	After
		One Year	Three Years	Five Years	Ten Years
	Within	Through	Through	Through	Through	After
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Twenty Years	Total

Commercial:
Secured by real estate — nonresidential	$1,268,895	$184,169	$269,066	$572,796	$16,193	$1,907	$2,313,026
Secured by real estate — multifamily	320,137	515,248	505,638	111,552	50,439	—	1,503,014
Construction	488,150	4,009	6,018	—	—	—	498,177
Business	812,482	37,688	5,215	7,816	962	—	864,163

Total commercial	2,889,664	741,114	785,937	692,164	67,594	1,907	5,178,380

Consumer:
Residential mortgage (one-to-four family)	43,299	62,561	97,766	75,652	233,945	100,325	613,548
Other	43,533	127	79	—	2,695	7,696	54,130

Total consumer	86,832	62,688	97,845	75,652	236,640	108,021	667,678

Gross loans held in portfolio	$2,976,496	$803,802	$883,782	$767,816	$304,234	$109,928	$5,846,058

Net deferred origination fees							(7,398)

Loans held in portfolio							5,838,660
Allowance for loan losses							(64,542)

Net loans held in portfolio							$5,774,118

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

      The contractual maturity of loans held in portfolio at December 31, 2005, are as follows (dollars in thousands):

		After	After	After	After
		One Year	Three Years	Five Years	Ten Years
	Within	Through	Through	Through	Through	After
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Twenty Years	Total

Commercial:
Secured by real estate — nonresidential	$105,240	$272,344	$461,860	$1,411,677	$35,573	$26,332	$2,313,026
Secured by real estate — multifamily	532	15,875	16,280	1,147,793	238,765	83,769	1,503,014
Construction	381,208	107,285	9,684	—	—	—	498,177
Business	677,708	97,805	50,425	27,833	7,270	3,122	864,163

Total commercial	1,164,688	493,309	538,249	2,587,303	281,608	113,223	5,178,380

Consumer:
Residential mortgage (one-to-four family)	4,156	3,522	2,254	7,963	244,676	350,977	613,548
Other	4,294	999	101	—	7,305	41,431	54,130

Total consumer	8,450	4,521	2,355	7,963	251,981	392,408	667,678

Gross loans held in portfolio	$1,173,138	$497,830	$540,604	$2,595,266	$533,589	$505,631	$5,846,058

Net deferred origination fees							(7,398)

Loans held in portfolio							5,838,660
Allowance for loan losses							(64,542)

Net loans held in portfolio							$5,774,118

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

Nonperforming Assets

      Nonperforming assets include nonaccrual and restructured loans from loans held in portfolio and other real estate owned (“OREO”), but exclude any loans held for sale. Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO, of which UCB had none at year-end 2005, is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

      The level of the UCB’s nonperforming assets increased in 2005 compared to 2004. Total nonperforming loans increased $6.5 million or 52.2% compared to year-end 2004. The increase was a result of one commercial real estate loan and four commercial business loans being added to nonaccrual loans partially offset by the removal of three construction loans from nonaccrual loans.

      UCB’s nonperforming assets from loans held in portfolio and OREO as of December 31, 2005, 2004, 2003, 2002 and 2001, were as follows (dollars in thousands):

	2005	2004	2003	2002	2001

Commercial loans:
Secured by real estate — nonresidential	$12,792	$8,085	$—	$—	$—
Secured by real estate — multifamily	—	—	—	—	210
Construction	—	4,353	5,102	4,533	—
Business	5,903	136	631	68	—

Total commercial loans	18,695	12,574	5,733	4,601	210

Consumer loans:
Residential mortgage (one-to-four family)	388	—	124	—	781
Other	50	—	—	53	—

Total consumer loans	438	—	124	53	781

Total nonaccrual loans from loans held in portfolio	19,133	12,574	5,857	4,654	991
Other real estate owned (OREO)	—	—	—	—	—

Total nonperforming assets	$19,133	$12,574	$5,857	$4,654	$991

Nonperforming assets to total assets	0.24%	0.20%	0.10%	0.10%	0.03%
Nonaccrual loans to total loans including loans held for sale	0.32	0.29	0.16%	0.15	0.04
Nonperforming assets to total loans and OREO	0.32	0.29	0.16	0.15	0.04
Total loans including loans held for sale	$5,995,400	$4,376,748	$3,771,381	$3,027,810	$2,264,303
Gross income not recognized on nonaccrual loans	790	699	363	211	24
Accruing loans contractually past due 90 days or more	5,374	3,101	1,469	4,302	1,269
Loans classified as troubled debt restructurings and not included above	10,827	11,329	9,094	—	—

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

Allowances for Credit Losses

      Allowance for Loan Losses. The allowance for loan losses is established to provide for probable losses inherent in UCB’s credit portfolio, exclusive of loans held for sale. The determination of the appropriate level of the allowance is based on quarterly evaluations of the loan portfolios along with other relevant factors. UCB’s methodology for determining the appropriate level of the allowance includes the evaluation of two distinct allowance components: an allowance applied to the portfolio as a whole and a specific allowance for loans deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibit specific problems are excluded from the allowance analysis and assessed individually.

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

      Contractual Obligations. The Company’s contractual obligations at December 31, 2005, were as follows (dollars in thousands):

		After One	After Three	More
	Within One	Year Through	Years Through	Than Five
	Year	Three Years	Five Years	Years	Total

Deposits:
Demand and savings accounts(1)	$2,730,779	$—	$—	$—	$2,730,779
Time deposits	3,446,384	81,742	5,263	1	3,533,390

	6,177,163	81,742	5,263	1	6,264,169
Long-term debt:
Borrowings	280,596	313,836	40,380	206,646	841,458
Subordinated debentures	—	—	—	146,000	146,000

	280,596	313,836	40,380	352,646	987,458
Unfunded CRA investment commitments	5,365	—	—	—	5,365
Derivatives:
Foreign exchange contracts receivable	(217,827)	—	—	—	(217,827)
Foreign exchange contracts payable	216,892	—	—	—	216,892
Put option to buy	11,269	—	—	—	11,269
Put option to sell	(11,269)	—	—	—	(11,269)

	(935)	—	—	—	(935)
Off-balance-sheet arrangements:
Letters of credit
Commercial	32,910	4,031	—	—	36,941
Standby	52,574	1,080	—	—	53,654

	85,484	5,111	—	—	90,595
Commitments to extend credit:
Consumer (including residential mortgage)	88,407	—	—	—	88,407
Commercial (excluding construction)	672,662	—	—	—	672,662
Construction	539,955	—	—	—	539,955

	1,301,024	—	—	—	1,301,024
Unfunded CRA investment commitments	4,760	—	—	—	4,760
Noncancellable operating lease obligations	8,744	14,806	9,572	15,607	48,729

(1)	Accounts with indeterminate maturities, such as savings and checking, are included in one year or less category.

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

      Liquidity Management. Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes, and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income and debt issuances. UCB’s primary source of funding is its core deposits. Operational cash flows, while constituting a funding source for the Company, are not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. For 2005, operations used $127.6 million of cash. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

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

Item 8. Financial Statements and Supplemental Data
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

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
As described in the section entitled “Restatement of the Consolidated Statement of Cash Flows”, included in Note 1 to the consolidated financial statements, the Company restated its 2005 consolidated financial statements.
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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Pacifica Bancorp, Inc. and Asian American Bank & Trust Company from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in purchase business combinations during the fourth quarter of 2005. We have also excluded Pacifica Bancorp, Inc. and Asian American Bank & Trust Company from our audit of internal control over financial reporting. Pacifica Bancorp, Inc. and Asian American Bank & Trust Company represent combined total assets and combined total revenues of 3.2% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
San Francisco, California
March 15, 2006 , except with respect
to our opinion on the consolidated
financial statements insofar as it
relates to the section entitled
“Restatement of the Consolidated
Statement of Cash Flows” included
in Note 1, as to which the date is
November 16, 2006.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss) (1)	Equity	Income
Balance at December 31, 2002	84,037,456	$210	$124,440	$148,664	$9,053	$282,367
Net income	—	—	—	64,638	—	64,638	$64,638
Other comprehensive loss, net of tax benefit of $8,905	—	—	—	—	(12,298)	(12,298)	(12,298)

Comprehensive income	—	—	—	—	—	—	$52,340

Stock options exercised, including related tax benefit	1,458,286	7	14,785	—	—	14,792
Cash dividend of $0.06 per share	—	—	—	(5,031)	—	(5,031)
Shares issued in connection with acquisition of First Continental Bank	4,581,014	23	69,975	—	—	69,998
Stock split	—	210	(210)	—	—	—

Balance at December 31, 2003	90,076,756	450	208,990	208,271	(3,245)	414,466
Net income	—	—	—	85,603	—	85,603	$85,603
Other comprehensive loss, net of tax benefit of $2,364	—	—	—	—	(3,253)	(3,253)	(3,253)

Comprehensive income	—	—	—	—	—	—	$82,350

Stock options exercised, including related tax benefit	1,055,068	6	11,233	—	—	11,239
Cash dividend of $0.08 per share	—	—	—	(7,252)	—	(7,252)
Adjustment to purchase consideration in connection with acquisition of First Continental Bank (Note 10)	—	—	(16,791)	—	—	(16,791)

Balance at December 31, 2004	91,131,824	$456	$203,432	$286,622	$(6,498)	$484,012

Net income	—	—	—	97,826	—	97,826	$97,826
Other comprehensive income, net of tax benefit of $9,899	—	—	—	—	(13,488)	(13,488)	(13,488)

Comprehensive income	—	—	—	—	—	—	$84,338

Stock options exercised, including related tax benefit	786,614	6	7,670	—	—	7,676
Cash dividend of $0.10 per share	—	—	—	(9,228)	—	(9,228)
Shares issued in connection with acquisition of:
Pacifica Bancorp, Inc.	1,241,194	12	21,080	—	—	21,092
Asian American Bank & Trust Company	878,246	9	15,615	—	—	15,624
Stock split	—	457	(457)	—	—	—

Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

(1)	Accumulated Other Comprehensive Income (Loss) arises solely from net unrealized gains (losses) on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Year Ended December 31,
	2005
	(Restated)	2004	2003
Cash flows from operating activities:
Net income	$97,826	$85,603	$64,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,091	4,201	9,967
Amortization of net deferred loan fees	(6,262)	(5,285)	(4,169)
Amortization of net securities premiums and discounts	103	1,688	9,259
Federal Home Loan Bank stock dividend	(1,351)	(1,009)	(1,161)
First Continental Bank acquisition purchase price adjustment	—	2,345	—
Bank of Canton of California acquisition purchase price adjustment	—	—	2,863
Amortization of intangibles	3,642	2,670	2,191
Depreciation and amortization of premises and equipment	8,543	6,851	5,753
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(9,987)	(21,519)	(14,002)
Unrealized loss on loans held for sale	1,152	—	—
Equity loss in other equity investments	2,296	2,210	152
Loss on extinguishment of subordinated debentures and secured borrowings	1,246	—	—
Other, net	(2,037)	(203)	(181)
Changes in operating assets and liabilities:
Increase in loans originated in held for sale	(240,721)	—	—
Decrease (increase) in accrued interest receivable	(11,971)	(2,751)	1,939
Decrease (increase) in other assets	(11,146)	(11,618)	3,212
Increase (decrease) in accrued interest payable	5,065	(2,236)	(3,509)
Increase (decrease) in other liabilities	29,901	20,023	(10,174)

Net cash provided by (used in) operating activities	(127,610)	80,970	66,778

Cash flows from investing activities:
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	(2,312)	—	—
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	(4,993)	—	—
Cash acquired from purchase of First Continental Bank, net of cash paid	—	—	45,594
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	418,294	756,762	599,316
Purchases	(486,062)	(1,442,128)	(1,079,454)
Sales	114,991	821,821	953,143
Called	22,000	68,136	98,932
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	26,296	28,278	11,807
Purchases	(9,892)	(69,074)	(184,691)
Proceeds from redemption of Federal Home Loan Bank stock	9,725	—	10,206
Purchase of Federal Home Loan Bank stock	(20,623)	—	(2,793)
Funding of other equity investments	(12,529)	(6,388)	(6,235)
Proceeds from the sale of loans originated in held in portfolio	447,968	479,660	136,222
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,566,134)	(1,202,029)	(935,211)
Purchases of premises and other equipment	(6,915)	(12,444)	(9,459)
Capitalization of loan servicing rights	(5,192)	(5,209)	(1,963)
Other investing activities, net	201	(74)	1,380

Net cash used in investing activities	(1,075,177)	(582,689)	(363,206)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	155,806	517,744	318,135
Net increase (decrease) in time deposits	631,701	214,597	(157,211)
Net increase (decrease) in short-term borrowings	156,214	(167,824)	152,634
Proceeds from long-term borrowings	266,520	70,000	—
Principal payments of long-term borrowings	(17,916)	—	—
Proceeds from issuance of subordinated debentures	40,000	—	—
Redemption of subordinated debentures	(30,000)	—	—
Proceeds from stock option exercises	3,863	5,560	5,433
Payment of cash dividend on common stock	(8,700)	(6,780)	(4,731)

Net cash provided by financing activities	1,197,488	633,297	314,260

Net increase (decrease) in cash and cash equivalents	(5,299)	131,578	17,832
Cash and cash equivalents at beginning of year	208,364	76,786	58,954

Cash and cash equivalents at end of year	$203,065	$208,364	$76,786

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and noninterest-bearing deposits, federal funds sold and securities purchased under agreements to resell. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.
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
Loans Held for Sale
Loans that are originated with the intent to sell, as well as loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair market value.
Loans Held in Portfolio
Loans are carried at their principal balance outstanding, net of premiums and discounts and unearned income. Premiums and discounts are recognized generally as an adjustment of loan yield by the interest method based on the contractual term of the loans. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the expected life of the loan using the interest method. Amortization of net deferred loan fees is discontinued on nonperforming loans. Interest is accrued as earned.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan and lease portfolios, excluding loans held for sale. Similarly, loans held for sale are excluded from any of the information included in Note 8, “Loans held in Portfolio and Allowance for Loan Losses”. The determination of the appropriate level of the allowance is based on periodic evaluations of the portfolios along with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.
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
Securities Sold Under Agreements to Repurchase
UCB periodically enters into sales of securities under agreements to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings. Accordingly, the securities underlying the agreements remain in the asset accounts, and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The securities underlying the agreements are delivered to the dealers who arrange the transactions. Under some agreements, the dealers may sell, lend, or otherwise dispose of the securities to other parties and agree to resell to UCB substantially identical securities at the maturities of the agreements.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

	2005	2004	2003
Dividend yield	0.60%	0.44%	0.60%
Volatility	29.03%	21.99%	21.18%
Risk-free interest rate	4.22%	4.24%	3.45%
Expected lives (years).	7.50	7.56	7.36

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Restatement of the Consolidated Statements of Cash Flows
The Company is restating its Consolidated Statement of Cash Flows for the year ended December 31, 2005. The restatement does not affect the Company’s Consolidated Statement of Income, Consolidated Balance Sheet or Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income for the affected period. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatement corrects the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated as held for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with SFAS No. 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatement affects the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statement of Cash Flows and noncash investing activities in Note 25, and has no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statement of Cash Flows for the year ended December 31, 2005.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The Consolidated Statement of Cash Flows for the year ended December 31, 2005, as previously reported and as restated, is as follows:

	As Previously
	Reported	Restated

Cash flows from operating activities:
Net income	$97,826	$97,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,091	6,091
Amortization of net deferred loan fees	(6,262)	(6,262)
Amortization of net securities premiums and discounts	103	103
Federal Home Loan Bank stock dividend	(1,351)	(1,351)
First Continental Bank acquisition purchase price adjustment	—	—
Bank of Canton of California acquisition purchase price adjustment	—	—
Amortization of intangibles	3,642	3,642
Depreciation and amortization of premises and equipment	8,543	8,543
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(5,640)	(9,987)
Unrealized loss on loans held for sale	1,152	1,152
Equity loss in other equity investments	2,296	2,296
Loss on extinguishment of subordinated debentures and secured borrowings	1,246	1,246
Other, net	(2,037)	(2,037)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	44,173	(240,721)
Decrease (increase) in accrued interest receivable	(11,971)	(11,971)
Decrease (increase) in other assets	(11,146)	(11,146)
Increase (decrease) in accrued interest payable	5,065	5,065
Increase (decrease) in other liabilities	29,901	29,901

Net cash provided by (used in) operating activities	161,631	(127,610)

Cash flows from investing activities:
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	(2,312)	(2,312)
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	(4,993)	(4,993)
Cash acquired from purchase of First Continental Bank, net of cash paid	—	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	418,294	418,294
Purchases	(486,062)	(486,062)
Sales	114,991	114,991
Called	22,000	22,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	26,296	26,296
Purchases	(9,892)	(9,892)
Proceeds from redemption of Federal Home Loan Bank stock	9,725	9,725
Purchase of Federal Home Loan Bank stock	(20,623)	(20,623)
Funding of other equity investments	(12,529)	(12,529)
Proceeds from the sale of loans originated in held in portfolio	206,615	447,968
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,614,022)	(1,566,134)
Purchases of premises and other equipment	(6,915)	(6,915)
Capitalization of loan servicing rights	(5,192)	(5,192)
Other investing activities, net	201	201

Net cash used in investing activities	(1,364,418)	(1,075,177)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	155,806	155,806
Net increase (decrease) in time deposits	631,701	631,701
Net increase (decrease) in short-term borrowings	156,214	156,214
Proceeds from long-term borrowings	266,520	266,520
Principal payments of long-term borrowings	(17,916)	(17,916)
Proceeds from issuance of subordinated debentures	40,000	40,000
Redemption of subordinated debentures	(30,000)	(30,000)
Proceeds from stock option exercises	3,863	3,863
Payment of cash dividend on common stock	(8,700)	(8,700)

Net cash provided by financing activities	1,197,488	1,197,488

Net increase (decrease) in cash and cash equivalents	(5,299)	(5,299)
Cash and cash equivalents at beginning of year	208,364	208,364

Cash and cash equivalents at end of year	$203,065	$203,065

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
2.	Recent Accounting Pronouncements
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
7.	Loans Held for Sale
The components of loans held for sale as of December 31, 2005 and 2004, were as follows (dollars in thousands):

	2005	2004

Commercial:
Secured by real estate — nonresidential	$154,087	$26,882
Secured by real estate — multifamily	—	295,788
Business	2,653	3,337

Loans held for sale (1)	$156,740	$326,007

(1)	Includes net unamortized deferred loan fees of $372,000 at December 31, 2005, and net unamortized deferred loan costs of $535,000 at December 31, 2004.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Rental income is included in occupancy expense in the consolidated statements of operations and totaled $7.8 million, $7.7 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The future noncancelable minimum lease payment receivables as of December 31, 2005, are as follows (dollars in thousands):

2006	$3,930
2007	2,733
2008	2,130
2009	1,524
2010	344
2011 and thereafter	454

Total	$11,115

10.	Goodwill
The activity in goodwill for years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Balance at beginning of year	$68,301	$87,437	$46,052

Pacifica Bancorp, Inc. acquisition	23,277	—	—
Asian American Bank & Trust Company acquisition	15,070	—	—
First Continental Bank acquisition	—	—	44,248
First Continental Bank acquisition purchase price correction	—	(16,791)	—
First Continental Bank acquisition purchase price adjustment	—	(2,345)	—
Bank of Canton of California acquisition purchase price adjustment	—	—	(2,863)

Balance at end of year	$106,648	$68,301	$87,437

We performed our annual goodwill impairment review as of September 30, 2005 and 2004, and the review determined that no impairment existed.
During the three months ended December 31, 2004, the Company determined that the initial purchase price calculation related to the acquisition of First Continental Bank was based on the Company’s common stock per share price on the closing date of the acquisition instead of the proper per share average stock price at the announcement date. This resulted in an error in the calculation of the Company’s purchase price for the acquisition. As a result, goodwill and additional paid-in capital was corrected for the $16.8 million overstatement. During the three months ended June 30, 2004, the Company finalized its purchase accounting with respect to the First Continental Bank acquisition, which resulted in a $2.3 million reduction to goodwill. Additionally, for the year ended December 31, 2003, the Company finalized its purchase accounting with respect to the Bank of Canton of California acquisition, which resulted in a $2.9 million reduction to goodwill.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

Amortization expense related to mortgage servicing rights is recorded as a reduction to other fees on the consolidated statements of operations. Mortgage servicing rights were reviewed for impairment for the year ended December 31, 2005, and the review determined no impairment existed. For the year ended December 31, 2004, UCB recognized an impairment of $80,000, which is included in amortization of mortgage servicing rights. Additionally, the Company determined that it was not recognizing the gain on sale of such loans pursuant to SFAS No. 140. Accordingly, the Company recorded a cumulative adjustment during the three months ended December 31, 2004, to reduce gain on loan sales and servicing rights by $1.9 million and the recognition of a tax benefit of $793,000. The activity in net mortgage servicing rights for the year ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	2005	2004	2003

Balance at beginning of period	$7,747	$4,006	$1,631

Addition/Capitalization	5,192	5,209	1,983
Purchases	—	—	841
Amortization	(2,297)	(1,388)	(449)
Write-downs	—	(80)	—

Balance at end of period	$10,642	$7,747	$4,006

Real estate loans being serviced for others totaled $1.47 billion and $1.11 billion at December 31, 2005 and 2004, respectively. These loans are not included in the consolidated balance sheets. In connection with these loans, UCB held trust funds of approximately $17.4 million and $14.1 million at December 31, 2005 and 2004, respectively, all of which were segregated in separate accounts and not included in the accompanying consolidated balance sheets. Some agreements with investors to whom UCB has sold loans have representation and warranty provisions that could require the repurchase of loans under certain circumstances. Management does not believe that any exposure from such repurchases currently exists, and therefore, no provision for any repurchase has been recorded.
The fair value of capitalized mortgage servicing rights along with the sensitivity analysis related to two key factors, prepayment speed and discount rate, as of December 31, 2005 and 2004, was as follows (dollars in thousands):

	2005	2004

Fair value of mortgage servicing rights	$14,036	$10,288
Expected weighted-average life (in years)	4.97	3.90
Range of prepayment speed assumptions (annual CPR)	10%-20%	12%-26%
Discount rate assumption	12.85%	14.21%
Decrease in fair value from 10% adverse CPR change	$(617)	$(735)
Decrease in fair value from 20% adverse CPR change	$(1,161)	$(1,244)
Decrease in fair value from 100 basis point adverse discount rate change	$(355)	$(237)
Decrease in fair value from 200 basis point adverse discount rate change	$(693)	$(464)
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

UCB had interest-bearing deposits in foreign banking offices of $555.5 million and $328.7 million at December 31, 2005 and 2004, respectively.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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
The outstanding Capital Securities issued by each special purpose trust and the junior subordinated debentures issued by UCBH to each trust as of December 31, 2005 and 2004, were as follows (dollars in thousands):

		2005		2004
		Capital	Debenture	Capital	Debenture	Earliest	Stated	Annualized	Current	Rate	Payable
	Issuance	Securities	Principal	Securities	Principal	Redemption	Maturity	Coupon	Interest	Change	Distribution
Trust Name	Date	Amount	Balance	Amount	Balance	Date	Date	Rate	Rate	Date	Dates

UCBH Trust Co.	4/17/1998	$—	$—	$30,000	$30,928	5/1/2005	5/1/2028	9.38%	N/A	N/A	5/1, 11/1

UCBH Capital Trust I	11/28/2001	6,000	6,186	6,000	6,186	12/8/2006	12/8/2031	6-month LIBOR + 3.80%	8.42%	12/6/2005	6/8, 12/8

UCBH Holdings Statutory Trust I	3/26/2002	10,000	10,310	10,000	10,310	3/26/2007	3/26/2032	3-month LIBOR + 3.60%	8.12%	12/24/2005	3/26, 6/26, 9/26, 12/26

UCBH Holdings Statutory Trust II	9/26/2002	25,000	25,774	25,000	25,774	9/26/2007	9/26/2032	3-month LIBOR + 3.40%	7.92%	12/24/2005	3/26, 6/26, 9/26, 12/26

UCBH Capital Trust II	10/15/2002	20,000	20,619	20,000	20,619	11/7/2007	11/7/2032	3-month LIBOR + 3.45%	7.74%	11/5/2005	2/7, 5/7, 8/7, 11/7

UCBH Capital Trust III	10/15/2002	18,000	18,557	18,000	18,557	11/7/2007	11/7/2032	3-month LIBOR + 3.66%	7.95%	11/5/2005	2/7, 5/7, 8/7, 11/7

UCBH Capital Trust IV	10/29/2002	27,000	27,836	27,000	27,836	11/7/2007	11/7/2032	3-month LIBOR + 3.45%	7.74%	11/5/2005	2/7, 5/7, 8/7, 11/7

UCBH Capital Trust V	9/22/2005	40,000	41,238	—	—	11/23/2010	11/23/2035	5.82% until 11/23/2010, 3-month LIBOR + 1.38% thereafter	5.82%	N/A	2/23, 5/23, 8/23, 11/23

Total Balance	146,000	150,520	136,000	140,210

Less: UCBH Holdings, Inc. investment in trusts	—	(4,520)	—	(4,210)
owned

Net Balance	$146,000	$146,000	$136,000	$136,000

16.	Minimum Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and UCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

As of December 31, 2005 (1)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

The stock option activity for the years ended December 31, 2005, 2004 and 2003, was as follows:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding, beginning of year	14,042,318	$11.23	9,910,372	$6.54	9,976,412	$5.02
Granted	1,552,300	19.09	5,504,100	18.93	1,596,900	13.81
Exercised	(786,614)	4.91	(1,055,068)	5.57	(1,458,286)	3.73
Canceled	(347,878)	18.31	(317,086)	17.35	(204,654)	9.47
Expired	(24,106)	17.94	—	—	—	—

Options outstanding, end of year	14,436,020	$12.23	14,042,318	$11.22	9,910,372	$6.54

Shares exercisable end of year	14,284,020	$12.18	7,549,084	$5.68	5,955,606	$4.62
Weighted average fair value of options granted during the year		7.59		6.62		3.85
Market value of stock at end of year		$17.88		$22.91		$19.49

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The range of exercise prices for options outstanding at December 31, 2005, is as follows:

		Weighted Average	Weighted Average		Weighted Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price

$1.88-$2.25	1,562,066	$1.88	2.89	1,562,066	$1.88
$2.26-$4.51	244,156	3.36	2.95	244,156	3.36
$4.52-$6.77	3,992,984	6.15	5.30	3,992,984	6.15
$6.78-$9.03	380,076	7.22	4.40	380,076	7.22
$9.04-$11.29	717,201	10.00	6.55	717,201	10.00
$11.30-$13.55	356,154	12.38	7.06	356,154	12.38
$13.56-$15.81	410,831	14.82	7.49	410,831	14.82
$15.82-$18.07	750,203	17.00	8.70	653,203	16.96
$18.08-$20.33	5,282,549	18.81	8.47	5,227,549	18.82
$20.33-$22.59	739,800	21.25	9.04	739,800	21.25

Total/Average	14,436,020	$12.23	6.67	14,284,020	$12.18

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

25.	Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2005, 2004 and 2003, was as follows (dollars in thousands):

	2005	2004	2003

Cash paid during the period for:
Interest	$155,439	$94,602	$95,223
Income taxes	35,234	36,372	37,610

Noncash investing and financing activities:
Loans securitized	$—	$146,947	$286,049
Stock warrants acquired with issuance of commercial loans	(129)	—	—
Income tax benefit from stock options exercised	3,813	5,679	9,359
Common stock issued for:
Acquisition of Pacifica Bancorp, Inc.	21,092	—	—
Acquisition of Asian American Bank & Trust Company	15,624	—	—
Acquisition of First Continental Bank	—	—	53,207
Transfer of loans from held for sale to held in portfolio	(252,569)	—	—
Transfer of loans to held for sale from held in portfolio	264,819	—	—
26.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations and UCBIS. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. UCBH and the UCB elimination unit were reclassified from Domestic Banking as of and for the years ended December 31, 2004 and 2003, to conform to the December 31, 2005, presentation. The Hong Kong operations commenced business in the last half of 2003 and UCBIS commenced operations during the first quarter of 2004. The following is segment information as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 (dollars in thousands):

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Year ended December 31, 2005:
Total interest and dividend income	$397,771	$7,311	$405,082	$—	$(2,682)	$402,400
Net interest income	244,795	5,074	249,869	(9,379)	—	240,490
Net income	110,881	1,321	112,202	97,826	(112,202)	97,826

As of December 31, 2005:
Loans held in portfolio	5,554,069	284,591	5,838,660	—	—	5,838,660
Total assets	7,819,458	378,792	8,198,250	746,398	(983,531)	7,961,117
Total deposits	5,727,843	555,526	6,283,369	—	(19,200)	6,264,169

Year ended December 31, 2004:
Total interest and dividend income	297,222	3,034	300,256	—	(192)	300,064
Net interest income (expense)	214,203	1,494	215,697	(8,216)	—	207,481
Net income (loss)	100,706	(3,820)	96,886	85,603	(96,886)	85,603

As of December 31, 2004:
Loans held in portfolio	3,939,559	111,182	4,050,741	—	—	4,050,741
Total assets	6,364,226	103,442	6,467,668	606,108	(758,095)	6,315,681
Total deposits	4,896,903	328,663	5,225,566	—	(9,704)	5,215,862

Year ended December 31, 2003:
Total interest and dividend income	259,162	1,168	260,330	—	(68)	260,262
Net interest income (expense)	175,474	998	176,472	(7,924)	—	168,548
Net income (loss)	79,171	(478)	78,693	64,638	(78,693)	64,638
27.	Parent Company

The unconsolidated condensed balance sheets of UCBH Holdings, Inc. at December 31, 2005 and 2004, are as follows (dollars in thousands):
CONDENSED BALANCE SHEETS

	2005	2004

ASSETS
Cash and due from banks	$12,542	$7,075
Other equity investments	2,753	—
Equipment, net	111	70
Investment in subsidiary	726,888	593,870
Other assets	12,065	23,548

Total assets	$754,359	$624,563

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accrued interest payable	$1,113	$1,101
Subordinated debentures	146,000	136,000
Other liabilities	3,732	3,450

Total liabilities	150,845	140,551

Common stock	940	456
Additional paid-in capital	247,340	203,432
Retained earnings	375,220	286,622
Accumulated other comprehensive loss	(19,986)	(6,498)

Total stockholders’ equity	603,514	484,012

Total liabilities and stockholders’ equity	$754,359	$624,563

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
The unconsolidated condensed statements of cash flows of UCBH Holdings, Inc. for the years ended December 31, 2005, 2004 and 2003, are as follows (dollars in thousands):
CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004	2003
Cash flow from operating activities:
Net income	$97,826	$85,603	$64,638
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiary	(79,590)	(93,819)	(71,532)
Loss on extinguishment of subordinated debenture	1,196	—	—
Depreciation expense	70	45	38
Amortization of subordinated debenture fees	165	173	199
Changes in operating assets and liabilities:
Decrease (increase) in other assets	13,935	9,789	(2,008)
Increase (decrease) in accrued interest payable	12	121	(244)
Increase (decrease) in other liabilities	(246)	1,214	8,317

Net cash provided by (used in) operating activities.	33,368	3,126	(592)

Cash flow from investing activities:
Capital contribution to subsidiary	(30,200)	(71)	(11,000)
Equity investment purchase	(2,753)	—	—
Purchases of equipment	(111)	(46)	—

Net cash used in investing activities	(33,064)	(117)	(11,000)

Cash flow from financing activities:
Proceeds from stock option exercises	3,863	5,824	5,432
Proceeds from issuance of subordinated debentures	40,000	—	—
Redemption of subordinated debenture	(30,000)	—	—
Payment of cash dividend on common stock	(8,700)	(6,779)	(4,732)

Net cash provided by (used in) financing activities	5,163	(955)	700

Net (decrease) increase in cash and cash equivalents	5,467	2,054	(10,892)
Cash and cash equivalents beginning of year	7,075	5,021	15,913

Cash and cash equivalents end of year	$12,542	$7,075	$5,021

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

30. Acquisition of Summit Bank Corporation (Unaudited)
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

Disclosure Controls and Procedures
Background of the Restatement
As reported in a Current Report on Form 8-K filed on November 13, 2006, by UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries are collectively referred to as the “Company”), UCBH is filing this amended Annual Report on Form 10-K for the year ended December 31, 2005, to restate the Consolidated Statement of Cash Flows for the year ended December 31, 2005, and is filing amended Quarterly Report on Form 10-Q’s for the quarterly period ended March 31, 2006, to restate the Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and for the quarterly period ended June 30, 2006, to restate the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005. The restatements did not affect the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for any of the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements correct the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatements only affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows for the affected periods, and had no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statements of Cash Flows.
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, in providing reasonable assurance that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the CEO and the CFO, as appropriate to allow timely decisions regarding disclosure. See Exhibits 31.1 and 31.2 for the Certification Statements issued by the CEO and CFO.
In light of the restatement described above, the Company’s CEO and CFO have reevaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based on this reevaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). It includes those policies and procedures that:
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
In light of the restatements described above, management of the Company has reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. As a result of its reassessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
We note that during the evaluation of the controls and procedures as of December 31, 2004, the CEO and CFO concluded that the Company did not maintain effective controls over the financial reporting process because the Company had a shortage of qualified financial reporting personnel with sufficient depth, skills and experience to apply GAAP to the Company’s transactions and to prepare financial statements that comply with GAAP. As a result of the strengthening of the finance department’s depth, skills and experience, the CEO and CFO concluded as of September 30, 2005, that the Company’s material weakness no longer existed. For more detailed information about remediation of the material weakness described in this paragraph, please see the discussion under “Item 4. Controls and Procedures” contained in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report.
1.	The following consolidated financial statements of UCBH Holdings, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Page
Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of December 31, 2005 and 2004	50
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	51
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for each of the years ended December 31, 2005, 2004 and 2003	52
Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004 and 2003	53
Notes to Consolidated Financial Statements	54
2.	All other financial schedules are omitted due to the required information is not applicable, or contained in the Consolidated Financial Statements or the notes thereto.
3.	Exhibits:
Index to Exhibits

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005
2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005
2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

		Incorporated by Reference
Exhibit						Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998
4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998
4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998
4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004
10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004
10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005
10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005
10.7	Amended UCBH Holdings, Inc. 1998 Stock Option Plan	8-K	000-24947	10.1	May 25, 2005
10.8	Executive Deferred Compensation Plan, as amended	8-K	000-24947	10.1	December 20, 2005
10.9	Director Deferred Compensation Plan	10-K	000-24947	10.7	March 17, 2005
10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.3	June 13, 2005
10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.4	June 13, 2005
14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004
21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 15, 2006
23.0	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP					√
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Thomas S. Wu.					√
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended, signed and dated by Dennis Wu.					√
32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)
(1) Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 17, 2006	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2006	/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 17, 2006

/s/ Dennis Wu Dennis Wu	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 17, 2006

/s/ Anthony Y. Chan Anthony Y. Chan	Director	November 17, 2006

/s/ Joseph J. Jou Joseph J. Jou	Lead Director	November 17, 2006

/s/ Li-Lin Ko Li-Lin Ko	Director	November 17, 2006

/s/ James Kwok James Kwok	Director	November 17, 2006

/s/ David S. Ng David S. Ng	Director	November 17, 2006

/s/ Richard Li-Chung Wang Richard Li-Chung Wang	Director	November 17, 2006

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	November 17, 2006