Form 10-Q/A
period 2006-03-31
UCBH HOLDINGS INC
filed 2006-11-20
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE
This amendment on the Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends UCBH Holdings, Inc.’s (“UCBH” and “our”) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2006. This Form 10-Q/A corrects the Consolidated Statement of Cash Flows and Note 14, “Supplemental Cash Flow Information”, to the Consolidated Financial Statements of Item 1 for the proper classification related to the funding, repayments and dispositions of loans originated in held in portfolio and held for sale for the three months ended March 31, 2006 and 2005. See Note 1, “Restatement of the Consolidated Statements of Cash Flows”, to the Consolidated Financial Statements for further information. Additionally, this Form 10-Q/A incorporates Note 17, “Acquisition of Summit Bank Corporation”, to the Consolidated Financial Statements and enhances certain disclosures to address comments that have been received from the SEC related to UCBH’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except for Items 1, 2 and 4 of Part I, and Item 6 of Part II, no other information in this Form 10-Q/A is being amended.

1

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006 (Restated)	2005 (Restated)
Cash flows from operating activities:
Net income	$23,419	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	307	1,190
Amortization of net deferred loan fees	(1,767)	(989)
Amortization of net securities premiums and discounts	(28)	(173)
Federal Home Loan Bank stock dividend	(447)	—
Amortization of intangibles	1,196	826
Depreciation and amortization of premises and equipment	2,307	1,999
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(3,979)	(5,174)
Unrealized loss on loans held for sale	97	—
Equity loss in other equity investments	458	411
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	270	—
Loss on extinguishment of secured borrowings	5	—
Other, net	326	(72)
Changes in operating assets and liabilities:
Increase in loans originated in held for sale	(8,038)	(160,921)
Increase in accrued interest receivable	(2,173)	(3,290)
Decrease (increase) in other assets	(976)	10,549
Increase (decrease) in accrued interest payable	(247)	1,522
Increase (decrease) in other liabilities	(8,652)	41,285

Net cash provided by (used in) operating activities	2,078	(91,031)

Cash flows from investing activities:
Payment of acquisition related expenditures	(460)	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	27,756	305,150
Purchases	(9,894)	(347,610)
Sales	7,231	26,345
Called	—	2,000
Principal payments and maturities of investment and mortgage-backed securities, held to maturity	3,662	6,366
Purchase of Federal Home Loan Bank stock	(9,587)	—
Funding of other equity investments	(505)	(1,505)
Proceeds from the sale of loans originated in held in portfolio	186,336	207,996
Loans originated in held in portfolio funded and purchased, net of principal collections	(247,246)	(305,951)
Purchases of premises and other equipment	(1,873)	(668)
Capitalization of loan servicing rights	(1,048)	(1,834)
Other investing activities, net	122	30

Net cash used in investing activities	(45,501)	(109,681)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	(22,949)	79,948
Net increase in time deposits	35,281	66,926
Net decrease in short-term borrowings	(39,197)	(25,897)
Net increase in securities sold under agreements to repurchase	50,000	—
Proceeds from long-term borrowings	1,267	—
Principal payments of long-term borrowings	(2,291)	—
Proceeds from stock option exercises	1,465	1,313
Payment of cash dividend on common stock	(2,351)	(1,823)

Net cash provided by financing activities	21,225	120,467

Net decrease in cash and cash equivalents	(22,203)	(80,245)
Cash and cash equivalents at beginning of period	203,065	208,364

Cash and cash equivalents at end of period	$180,862	$128,119

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies
Basis of Presentation and Principles of Consolidation
The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), its principal subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude seven special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No.  (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio, excluding loans held for sale. Similarly, loans held for sale are excluded from any of the information included in Note 7, “Loans Held in Portfolio and Allowance for Loan Losses”. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — Continued
(Unaudited)
with other relevant factors. These evaluations are inherently subjective and require us to make numerous assumptions, estimates and judgments.
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
Restatement of the Consolidated Statements of Cash Flows
The Company is restating its Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005. The restatements do not affect the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements correct the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated as held for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows, and conversely, proceeds from sales and repayments related to certain loans, which were initially classified as held for sale and subsequently transferred to held in portfolio, were classified as investing cash flows instead of operating cash flows, in accordance with SFAS No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatements affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows and noncash investing activities in Note 14, and have no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005.

The Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, as previously reported and as restated, are as follows:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated

Cash flows from operating activities:
Net income.	$23,419	$23,419	$21,806	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses.	307	307	1,190	1,190
Amortization of net deferred loan fees.	(2,124)	(1,767)	(989)	(989)
Amortization of net securities premiums and discounts.	(28)	(28)	(173)	(173)
Federal Home Loan Bank stock dividend.	(447)	(447)	—	—
Amortization of intangibles.	1,196	1,196	826	826
Depreciation and amortization of premises and equipment.	2,307	2,307	1,999	1,999
Gain on sale of loans originated in held in portfolio, securities, and other assets, net.	(3,979)	(3,979)	(1,644)	(5,174)
Unrealized loss on loans held for sale.	97	97	—	—
Equity loss in other equity investments.	458	458	411	411
Stock compensation expense, net of tax benefit related to nonqualified stock option grants.	270	270	—	—
Loss on extinguishment of secured borrowings.	5	5	—	—
Other, net.	326	326	(72)	(72)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale.	(10,659)	(8,038)	45,853	(160,921)
Increase in accrued interest receivable.	(2,173)	(2,173)	(3,290)	(3,290)
Decrease (increase) in other assets.	(976)	(976)	10,549	10,549
Increase (decrease) in accrued interest payable.	(247)	(247)	1,522	1,522
Increase (decrease) in other liabilities.	(8,652)	(8,652)	41,285	41,285

Net cash provided by (used in) operating activities.	(900)	2,078	119,273	(91,031)

Cash flows from investing activities:
Payment of acquisition related expenditures.	(460)	(460)	—	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities.	27,756	27,756	305,150	305,150
Purchases.	(9,894)	(9,894)	(347,610)	(347,610)
Sales.	7,231	7,231	26,345	26,345
Called.	—	—	2,000	2,000
Principal payments and maturities of investment and mortgage-backed securities, held to maturity.	3,662	3,662	6,366	6,366
Purchase of Federal Home Loan Bank stock.	(9,587)	(9,587)	—	—
Funding of other equity investments.	(505)	(505)	(1,505)	(1,505)
Proceeds from the sale of loans originated in held in portfolio.	198,897	186,336	18,414	207,996
Loans originated in held in portfolio funded and purchased, net of principal
collections.	(256,829)	(247,246)	(326,673)	(305,951)
Purchases of premises and other equipment.	(1,873)	(1,873)	(668)	(668)
Capitalization of loan servicing rights.	(1,048)	(1,048)	(1,834)	(1,834)
Other investing activities, net.	122	122	30	30

Net cash used in investing activities.	(42,528)	(45,506)	(319,985)	(109,681)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts.	(22,949)	(22,949)	79,948	79,948
Net increase in time deposits.	35,281	35,281	66,926	66,926
Net decrease in short-term borrowings.	(39,197)	(39,197)	(25,897)	(25,897)
Net increase in securities sold under agreements to repurchase.	50,000	50,000	—	—
Proceeds from long-term borrowings.	1,267	1,267	—	—
Principal payments of long-term borrowings.	(2,291)	(2,291)	—	—
Proceeds from stock option exercises.	1,465	1,465	1,313	1,313
Payment of cash dividend on common stock.	(2,351)	(2,351)	(1,823)	(1,823)

Net cash provided by financing activities.	21,225	21,225	120,467	120,467

Net decrease in cash and cash equivalents.	(22,203)	(22,203)	(80,245)	(80,245)
Cash and cash equivalents at beginning of period.	203,065	203,065	208,364	208,364

Cash and cash equivalents at end of period.	$180,862	$180,862	$128,119	$128,119

2.	Recent Accounting Pronouncements
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
14.	Supplemental Cash Flow Information
The supplemental cash flow information for the three months ended March 31, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Cash paid during the period for:
Interest	$58,118	$27,133
Income taxes	13,754	1,953

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$—
Income tax benefit from stock options exercised	399	1,679
Transfer of loans from held for sale to held in portfolio	(827)	(1,337)
Transfer of loans to held for sale from held in portfolio	248,644	—
15.	Segment Information
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
17.	Acquisition of Summit Bank Corporation
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
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio, excluding loans held for sale. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along with other relevant factors. These evaluations are inherently subjective and require us to make certain assumptions, estimates and judgments.

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
UCB’s nonperforming assets from loans held in portfolio and OREO as of March 31, 2006 and December 31, 2005, were as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005
Commercial loans:
Secured by real estate — nonresidential	$9,180	$12,792
Business	7,742	5,903

Total commercial loans	16,922	18,695

Consumer loans:

Residential mortgage (one-to-four family)	383	388
Other	—	50

Total consumer loans	383	438

Total nonaccrual loans from loans held in portfolio	17,305	19,133
Other real estate owned (OREO)	—	—

Total nonperforming assets	$17,305	$19,133

Nonperforming assets to total assets	0.22%	0.24%
Nonaccrual loans to total loans including loans held for sale	0.29	0.32
Nonperforming assets to total loans and OREO	0.29	0.32

Total loans including loans held for sale	$6,059,820	$5,995,400
Gross income not recognized on nonaccrual loans	1,093	790
Accruing loans contractually past due 90 days or more	3,220	5,374
Loans classified as troubled debt restructurings and not included above	10,444	10,827
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
Allowances for Credit Losses
Allowance for Loan Losses. The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio, excluding loans held for sale. The determination of the appropriate level of the allowance is based on periodic evaluations of the loan portfolio along with other relevant factors. UCB’s methodology for determining the appropriate level of the allowance includes the evaluation of two distinct allowance components: an allowance applied to the loan portfolio as a whole and a specific allowance for loans deemed to be impaired or otherwise exhibiting problem characteristics. Loans that are determined to be impaired or otherwise exhibiting problem characteristics are excluded from the allowance analysis and assessed individually.
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

Item 4. Controls and Procedures
Background of the Restatement
As reported in a Current Report on Form 8-K filed on November 13, 2006, by UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries, collectively referred to as the “Company”), UCBH is filing this amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, to restate the Consolidated Statements of Cash flows for the three months ended March 31, 2006 and 2005. The restatements did not affect the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for any of the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements correct the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatements only affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, and they had no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statements of Cash Flows.
Disclosure Controls and Procedures
As of the end of the period covered by this report, UCBH carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934) as amended.
In light of the restatements described above, the Company’s Chief Executive Officer and Chief Financial Officer have reevaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based on this reevaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control
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