Form 10-Q/A
period 2006-06-30
UCBH HOLDINGS INC
filed 2006-11-20
CIK 1061580

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE
This amendment on the Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) amends UCBH Holdings, Inc.’s (“UCBH” and “our”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006. This Form 10-Q/A corrects the Consolidated Statement of Cash Flows and Note 14, “Supplemental Cash Flow Information”, to the Consolidated Financial Statements of Item 1 for the proper classification related to the funding, repayments and dispositions of loans originated in held in portfolio and held for sale for the six months ended June 30, 2006 and 2005. See Note 1, “Restatement of the Consolidated Statements of Cash Flows”, to the Consolidated Financial Statements for further information. Additionally, this Form 10-Q/A incorporates Note 16, “Acquisition of Summit Bank Corporation”, to the Consolidated Financial Statements and enhances certain disclosures to address comments that have been received from the SEC related to UCBH’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Except for Items 1, 2 and 4 of Part I, and Item 6 of Part II, no other information in this Form 10-Q/A is being amended.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006 (Restated)	2005 (Restated)
Cash flows from operating activities:
Net income	$48,825	$47,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,556	2,965
Amortization of net deferred loan fees	(4,123)	(2,946)
Amortization of net securities premiums and discounts	(32)	(128)
Federal Home Loan Bank stock dividend	(989)	(530)
Amortization of intangibles	2,341	1,718
Depreciation and amortization of premises and equipment	4,363	4,004
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(8,784)	(4,085)
Lower of cost or market adjustment on loans held for sale	(150)	—
Equity loss in other equity investments	368	1,270
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	745	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	1,196
Other, net	280	110
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	10,882	(203,067)
Increase in accrued interest receivable	(3,555)	(5,286)
Increase in other assets	(12,924)	(859)
Increase (decrease) in accrued interest payable	(402)	1,255
Increase (decrease) in other liabilities	(2,491)	9,483

Net cash provided by (used in) operating activities	35,490	(147,730)

Cash flows from investing activities:
Payment of acquisition related expenditures	(377)	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	59,436	340,411
Purchases	(211,003)	(418,582)
Sales	7,231	91,380
Called	1,225	12,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	8,078	13,007
Purchases	—	(9,893)
Proceeds from redemption of Federal Home Loan Bank stock	5,769	—
Purchase of Federal Home Loan Bank stock	(19,150)	(15,783)
Funding of other equity investments	(903)	(5,163)
Proceeds from the sale of loans originated in held in portfolio	388,850	255,554
Loans originated in held in portfolio funded and purchased, net of principal collections	(586,412)	(810,306)
Purchases of premises and other equipment	(3,859)	(1,691)
Capitalization of loan servicing rights	(2,261)	(3,619)
Other investing activities, net	258	408

Net cash used in investing activities	(353,118)	(552,277)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	45,316	132,354
Net increase (decrease) in time deposits	(70,428)	77,110
Net increase in securities sold under agreements to repurchase	150,000	—
Net increase in short-term borrowings	210,128	437,053
Redemption of subordinated debentures	—	(30,000)
Proceeds from long-term borrowings	2,753	—
Principal payments of long-term borrowings	(37,584)	—
Proceeds from stock option exercises	3,359	2,599
Payment of cash dividend on common stock	(5,178)	(4,109)

Net cash provided by financing activities	298,366	615,007

Net decrease in cash and cash equivalents	(19,262)	(85,000)
Cash and cash equivalents at beginning of period	203,065	208,364

Cash and cash equivalents at end of period	$183,803	$123,364

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

Restatement of the Consolidated Statements of Cash Flows

The Company is restating its Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005. The restatements do not affect the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.

The restatements correct the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated as held for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows, and conversely, proceeds from sales and repayments related to certain loans, which were initially classified as held for sale and subsequently transferred to held in portfolio, were classified as investing cash flows instead of operating cash flows, in accordance with SFAS No. 102, Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatements affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the Consolidated Statements of Cash Flows and noncash investing activities in Note 14, and have no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005.

The Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005, as previously reported and as restated, are as follows:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	As Previously		As Previously
	Reported	Restated	Reported	Restated
Cash flows from operating activities:
Net income	$48,825	$48,825	$47,170	$47,170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,556	1,556	2,965	2,965
Amortization of net deferred loan fees	(4,181)	(4,123)	(2,946)	(2,946)
Amortization of net securities premiums and discounts	(32)	(32)	(128)	(128)
Federal Home Loan Bank stock dividend	(989)	(989)	(530)	(530)
Amortization of intangibles	2,341	2,341	1,718	1,718
Depreciation and amortization of premises and equipment	4,363	4,363	4,004	4,004
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(8,784)	(8,784)	(65)	(4,085)
Lower of cost or market adjustment on loans held for sale	(150)	(150)	—	—
Equity loss in other equity investments	368	368	1,270	1,270
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	745	745	—	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	(360)	1,196	1,196
Other, net	280	280	110	110
Changes in operating assets and liabilities:
Decrease (Increase) in loans originated in held for sale	24,272	10,822	50,438	(203,067)
Increase in accrued interest receivable	(3,555)	(3,555)	(5,286)	(5,286)
Increase in other assets	(12,924)	(12,924)	(859)	(859)
Increase (decrease) in accrued interest payable	(402)	(402)	1,255	1,255
Increase (decrease) in other liabilities	(2,491)	(2,491)	9,483	9,483

Net cash provided by (used in) operating activities	48,882	35,490	109,795	(147,730)

Cash flows from investing activities:

Payment of acquisition related expenditures	(377)	(377)	—	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	59,436	59,436	340,411	340,411
Purchases	(211,003)	(211,003)	(418,582)	(418,582)
Sales	7,231	7,231	91,380	91,380
Called	1,225	1,225	12,000	12,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	8,078	8,078	13,007	13,007
Purchases	—	—	(9,893)	(9,893)
Proceeds from redemption of Federal Home Loan Bank stock	5,769	5,769	—	—
Purchase of Federal Home Loan Bank stock	(19,150)	(19,150)	(15,783)	(15,783)
Funding of other equity investments	(903)	(903)	(5,163)	(5,163)
Proceeds from the sale of loans originated in held in portfolio	405,521	388,850	30,070	255,554
Loans originated in held in portfolio funded and purchased, net of principal collections	(616,475)	(586,412)	(842,347)	(810,306)
Purchases of premises and other equipment	(3,859)	(3,859)	(1,691)	(1,691)
Capitalization of loan servicing rights	(2,261)	(2,261)	(3,619)	(3,619)
Other investing activities, net	258	258	408	408

Net cash used in investing activities	(366,510)	(353,118)	(809,802)	(552,277)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	45,316	45,316	132,354	132,354
Net increase (decrease) in time deposits	(70,428)	(70,428)	77,110	77,110
Net increase in securities sold under agreements to repurchase	150,000	150,000	—	—
Net increase in short-term borrowings	210,128	210,128	437,053	437,053
Redemption of subordinated debentures	—	—	(30,000)	(30,000)
Proceeds from long-term borrowings	2,753	2,753	—	—
Principal payments of long-term borrowings	(37,584)	(37,584)	—	—
Proceeds from stock option exercises	3,359	3,359	2,599	2,599
Payment of cash dividend on common stock	(5,178)	(5,178)	(4,109)	(4,109)

Net cash provided by financing activities	298,366	298,366	615,007	615,007

Net decrease in cash and cash equivalents	(19,262)	(19,262)	(85,000)	(85,000)
Cash and cash equivalents at beginning of period	203,065	203,065	208,364	208,364

Cash and cash equivalents at end of period	$183,803	$183,803	$123,364	$123,364

2.	Recent Accounting Pronouncements

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
14. Supplemental Cash Flow Information
     The supplemental cash flow information for the six months ended June 30, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005
Cash paid during the period for:
Interest	$123,230	$64,627
Income taxes	33,260	17,159

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$—
Income tax benefit from stock options exercised	1,515	3,090
Transfer of loans from held for sale to held in portfolio	(62,095)	(16,041)
Transfer of loans to held for sale from held in portfolio	379,748	—
15.	Segment Information

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
16. Acquisition of Summit Bank Corporation
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of June 30, 2006 and December 31, 2005, were as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Commercial loans:
Secured by real estate — nonresidential	$9,104	$12,792
Business	6,622	5,903

Total commercial loans	15,726	18,695

Consumer loans:
Residential mortgage (one-to-four family)	378	388
Other	—	50

Total consumer loans	378	438

Total nonaccrual loans from loans held in portfolio	16,104	19,133
Other real estate owned (OREO)	—	—

Total nonperforming assets	$16,104	$19,133

Nonperforming assets to total assets	0.19%	0.24%
Nonaccrual loans to total loans including loans held for sale	0.26	0.32
Nonperforming assets to total loans and OREO	0.26	0.32

Total loans including loans held for sale	$6,183,635	$5,995,400
Gross income not recognized on nonaccrual loans	1,279	790
Accruing loans contractually past due 90 days or more	4,374	5,374
Loans classified as troubled debt restructurings and not included above	8,494	10,827
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

CAPITAL MANAGEMENT
The Board of Directors is responsible for approving the policies associated with capital management. The ultimate goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level as defined by the federal banking regulators. As of June 30 2006, both UCB and the Company exceeded the minimum risk-based capital ratios to be considered well capitalized.
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

Item 4. Controls and Procedures
Background of the Restatement
As reported in a Current Report on Form 8-K filed on November 13, 2006, by UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries, collectively referred to as the “Company”), UCBH is filing this amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, to restate the Consolidated Statements of Cash flows for the six months ended June 30, 2006 and 2005. The restatements did not affect the Company’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for any of the affected periods. Accordingly, the Company’s historical revenues, net income, earnings per share, total assets and regulatory capital remain unchanged.
The restatements correct the the misclassification of cash flows between operating activities and investing activities arising from loans that were originated as held in portfolio and subsequently transferred to held for sale and loans that were originated for sale and subsequently transferred to held in portfolio. In particular, proceeds from sales and repayments related to certain loans, which were initially classified as held in portfolio and subsequently transferred to held for sale, were classified as operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Accordingly, the restatements only affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, and they had no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statements of Cash Flows.
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
In light of the restatements described above, the Company’s Chief Executive Officer and Chief Financial Officer have reevaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based on this reevaluation, the Company’s Chief Executive Officer and Chief Financial Officer have and concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.
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