Form 10-K
period 2006-12-31
UCBH HOLDINGS INC
filed 2007-03-01
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2006.
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

The aggregate market value of the common stock held by non-affiliates of the registrant is $978,366,472 and is based upon the last sales price as quoted on the NASDAQ Global Select Market as of June 30, 2006.

As of January 31, 2007, the Registrant had 99,614,995 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the May 17, 2007, Annual Meeting of Stockholders is incorporated by reference into Part III.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I

Forward Looking Statements

This document, including information included or incorporated by reference in this document, contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements provide current expectations or forecasts of future events and include, among other things:

•	statements with respect to UCBH Holdings, Inc. and its consolidated subsidiaries’ (collectively, the “Company”) beliefs, plans, objectives, goals, guidelines, expectations, anticipations, and future financial condition, results of operations and performance; and

•	statements preceded or identified by words, such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “will”, “should”, “could”, “projects” and “may”, “might” or words of similar import.

These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally, internationally or locally in areas in which the Company conducts its operations;

•	expansion into new market areas;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates;

•	asset and liability sensitivity of our balance sheet;

•	acquisitions and integration of acquired businesses;

•	deterioration in asset or credit quality;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	deposit renewals and ability to attract and retain core deposits;

•	changes in the availability of capital;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;

•	technological changes;

•	demographic changes;

•	legislation or regulatory changes which adversely affect the Company’s operations and businesses;

•	the Company’s ability to meet regulatory requirements; and

•	changes in accounting principles generally accepted in the United States of America.

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

Company Background

UCBH Holdings, Inc. (“UCBH”) is a Delaware corporation incorporated in 1998, and registered with the Board of Governors of the Federal Reserve System as a bank holding company. UCBH conducts its principal business through its wholly owned banking subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” or “our”), which makes up substantially all of our consolidated assets and revenues. UCB is a California state-chartered commercial bank.

UCB was founded as United Federal Savings and Loan Association in 1974 to serve the financial needs of the San Francisco Chinese community. As the Chinese population grew significantly and expanded into new communities throughout California, we became United Savings Bank, F.S.B. to provide statewide banking services. In 1998, reflecting a rapidly growing focus on our commercial banking capabilities, we converted our charter to become UCB. The Company went public on November 5, 1998, and currently trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UCBH”.

In 2002, we acquired all of the outstanding shares of Bank of Canton of California (“BCC”), a $1.45 billion Chinese-focused California banking corporation. Also in 2002, UCB also purchased selected assets and assumed selected liabilities of a branch of Broadway National Bank, a national banking association located in Brooklyn, New York.

In 2003, the Company completed its acquisition of privately held First Continental Bank (“FCB”), a $356.7 million full-service commercial bank focused on serving the ethnic Chinese market, headquartered in Rosemead, California. Also during 2003, the Company was granted a full banking license by the Hong Kong Monetary Authority, enabling the Company to open a full-service branch in Hong Kong. This license has allowed us to engage in a wide range of banking activities in Hong Kong, including deposit generation and international trade finance lending activities. The Hong Kong branch has enhanced our capability to expand our international banking business across the Pacific Rim, which we expect will continue in the future.

During 2004, UCB established UCB Investment Services, Inc. (“UCBIS”) as a wholly owned subsidiary. UCBIS is a registered broker-dealer with the Securities and Exchange Commission (the “SEC”) and is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation. UCBIS acts as an introducing broker in sales of shares of mutual funds, listed and over-the-counter equities, and corporate, municipal and United States government debt. In addition, UCBIS sells fixed and variable annuities, life insurance and covered options and is registered with the Municipal Securities Rulemaking Board. UCBIS does not have custody or possession of customer funds or securities. Instead, customer accounts are carried on a fully disclosed basis at National Financial Services, LLC, which is UCBIS’ clearing firm.

During 2005, the Company completed two acquisitions; Pacifica Bancorp, Inc. (“Pacifica”), headquartered in Seattle, Washington, and Asian American Bank & Trust Company (“AABT”), headquartered in Boston, Massachusetts. As of the acquisition date, Pacifica’s total assets were $178.8 million and total deposits were $148.8 million. Two branches in the Seattle area were included in the acquisition. As of the acquisition date,

AABT’s total assets were $133.0 million and total deposits were $112.1 million. The acquisition included three branches in the Boston area.

In 2006, the Company completed its acquisition of Summit Bank Corporation (“Summit”), headquartered in Atlanta, Georgia. As of the acquisition date, Summit’s assets were $887.9 million and total deposits were $547.6 million. The acquisition included five branches/offices in Atlanta, Georgia, one branch in Houston, Texas, two branches/offices in California and a representative office in Shanghai, China. Additionally in 2006, UCB established a wholly owned subsidiary, UCB Asset Management, Inc. (“UCBAM”), which was created to provide professional investment management services to high-net-worth clients.

We intend to continue to expand within our existing markets and move into new markets by developing new product offerings, opening new branches and/or acquiring financial institutions in existing markets, and entering into and/or acquiring financial institutions in other markets with high concentrations of Asians in keeping with our capital requirements and management abilities.

Market Area

We have been expanding to develop both a nationwide presence to provide services to companies doing business in China and our local presence in areas with Asian communities. These areas include the San Francisco Bay Area and the Sacramento/Stockton, Los Angeles, Atlanta, Boston, Houston, New York and Seattle metropolitan areas. We currently have fifty branches/offices in the State of California, five in Atlanta metropolitan area, three in the Boston metropolitan area, a branch in Houston, five in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Hong Kong, China. We also have representative offices in Shanghai and Shenzhen, China and Taipei, Taiwan. Our Northern and Southern California locations encompass twenty-eight and twenty-two branches/offices, respectively.

We have tailored our products and services to meet the financial needs of the growing Asian communities in our market areas. We believe that this approach, together with the relationships of our management and the Company’s Board of Directors with the Asian communities, provides us with an advantage in competing for customers in these areas.

Current Banking Services

Through our branch network, we provide a wide range of personal and commercial banking services to small- and medium-sized businesses, business executives, professionals and other individuals. We offer multilingual services to all of our customers in English, Cantonese and Mandarin.

We offer the following deposit products:

•	business and personal checking, savings and money market accounts;

•	time deposits (certificates of deposit); and

•	Individual Retirement Accounts (“IRAs”).

We offer a full complement of loan products, including the following types of loans:

•	commercial real estate loans;

•	multifamily real estate loans;

•	construction loans, primarily to small- and medium-sized developers for construction of single-family homes, multifamily and commercial properties;

•	commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million;

•	short-term trade finance facilities for terms of less than one year to United States importers, exporters and manufacturers;

•	loans guaranteed by the United States Small Business Administration (“SBA”);

•	residential mortgage loans; and

•	home equity lines of credit.

We also provide a wide range of specialized services, including merchant bankcard services, cash management services, private client services, brokerage investment products and services, and online banking services. In addition, we provide trade finance facilities for customers involved in the import and/or export of goods principally between Asia and the United States.

UCB maintains an Internet banking website at www.ibankUNITED.com. This website, which is available in both English and Chinese character versions, provides information about UCB as well as easy access to business and personal online banking services, a web-based trade finance management system and an online information services for home loans. We believe our website serves as a strong platform to promote UCB, to cross-sell the products and services that UCB offers and to deliver advanced online banking services.

Subsidiaries of the Company and UCB

UCBH has eleven wholly owned subsidiaries, including UCB. Other than UCB, the subsidiaries are special purpose trusts that were either formed by UCBH to issue guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures or acquired by UCBH in the Summit acquisition.

UCB has ten wholly owned subsidiaries. Two of the ten subsidiaries, United Commercial Bank Building Corporation and California Canton International Bank (Cayman) Ltd., were acquired in the BCC transaction and another two subsidiaries, SBGA California Investments, Inc. and Newston Investments, Inc., were acquired in the Summit transaction. United Commercial Bank Building Corporation owns the building that houses the Company’s principal offices in San Francisco, California. California Canton International Bank (Cayman) Ltd. provides banking services and has deposits of $346.5 million as of December 31, 2006, and assets consisting of cash and investment securities. SBGA California Investments, Inc. is the holding company of SBGA Investments, Inc., which is a real estate investment trust. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. UCBIS is a registered broker-dealer. UCBAM provides professional investment management services to high-net-worth clients. UCBSC manages the investment securities portfolio of UCB. Of the remaining three subsidiaries of UCB, two are inactive and the third acts as a trustee under deeds of trust securing promissory notes held by UCB.

Segment Disclosures

The disclosure regarding the Company’s segments are included in Note 27 to the Consolidated Financial Statement as set forth herein under Item 8.

Competition

The banking and financial services industry in California, and particularly in our market areas, is highly competitive. This is due in part to changes in regulation, changes in technology and product delivery systems, and the consolidation of the industry. We compete for loans, deposits and customers with the following types of institutions:

•	commercial banks;

•	savings and loan associations;

•	securities and brokerage companies;

•	mortgage companies;

•	insurance companies;

•	finance companies;

•	money market funds;

•	credit unions; and

•	other nonbank financial services providers.

Many of our competitors are much larger in terms of total assets and capitalization, have greater access to capital markets and may offer a broader array of financial services. To compete with these financial service providers, we rely on local promotional activities, personal relationships established by our officers, bilingual employees to effectively interact with customers and specialized services tailored to meet our customers’ needs.

We also have several major competitors targeting the Asian markets in California. These competitors have branch locations in many of the same neighborhoods, provide similar services and market their services in similar Asian publications and media in California. Additionally, we compete with numerous financial institutions that do not target the Asian markets in California.

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

Regulation of the Company

UCBH is a bank holding company registered with the Board of Governors of the Federal Reserve System and is subject to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), and the regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). UCBH files quarterly and annual reports with the Federal Reserve Bank of San Francisco, Banking Supervision & Regulation Division (“Federal Reserve”), as well as any other information that the Federal Reserve may require under the Bank Holding Company Act. The Federal Reserve examines UCBH and its non-bank subsidiaries. UCBH is also a bank holding company under Delaware law and, together with UCB, is subject to examination by the California Department of Financial Institutions (the “DFI”).

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

UCBH and any subsidiaries are also subject to certain restrictions with respect to engaging in non-banking activities, including the underwriting, public sale and distribution of securities and many insurance activities. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999, qualifying bank holding companies may make an appropriate election to the Federal Reserve to become a “financial holding company” and may then engage in a full range of financial activities, including insurance, securities and merchant banking. See “Gramm-Leach-Bliley Financial Modernization Act of 1999” following this discussion. Although the Company currently qualifies to make the election, UCBH has not elected to become a financial holding company. UCBH continues to review its business plan to determine whether it would benefit from the expanded powers of a financial holding company status.

As a company with securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and listed on NASDAQ, UCBH is also subject to the Sarbanes-Oxley Act of 2002 and regulation by the SEC and NASDAQ. See the “Sarbanes-Oxley Act of 2002” section, which follows this discussion.

Regulation of UCB

Bank Regulators.  UCB is a California state-chartered commercial bank and its deposits are insured by the FDIC up to the applicable legal limits. UCB is supervised, examined and regulated by the Commissioner of the DFI, as well as by the FDIC. Either of these regulators may take formal enforcement action if they determine that the financial condition, capital resources, asset quality, earnings prospects, management or liquidity aspects of UCB’s operations are unsatisfactory. These agencies may also take action if UCB or its management is violating or has violated any law or regulation. No regulator has ever taken any such action against UCB in the past.

Safety and Soundness Standards.  The FDIC has adopted guidelines that establish standards for safety and soundness of banks. The Federal Reserve Board has established the safety and soundness guidelines for bank holding companies. These guidelines are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or not implemented, the agency must, by order, require the institution to correct the deficiency.

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

Other Regulations.  The activities of UCB as a consumer lender are also subject to regulations under various federal laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act as well as the Electronic Fund Transfer Act, the Fair Debt Collection Practices Act, the Community Reinvestment Act, etc., in addition to various state laws. These statutes impose requirements for providing timely disclosures to customers primarily in connection with the making, enforcement and collection of loans.

Deposit Insurance Assessments

On February 8, 2006, President Bush signed into law the Federal Deposit Reform Act of 2005, which reforms the deposit insurance system. The law merges the Bank Insurance Fund with the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund. The law also grants the FDIC Board broad authority in managing the adequacy of the Deposit Insurance Fund, including the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of reserve ratio.

Prior to the enactment of the new law, the FDIC charged annual assessments to insure a bank’s deposits that ranged from zero to $0.27 per $100 of domestic deposits, depending on the risk that a particular institution poses to the Deposit Insurance Fund. The new law, however, establishes a risk-based assessment system, which will result in changes to this assessment as the FDIC manages the level of the Deposit Insurance Fund. Beginning January 1, 2007, the FDIC has set the following assessment rates: $0.05 to $0.07 per $100 of domestic deposits for Risk I institutions (most favorable category); $0.10 per $100 for Risk II institutions; $0.28 per $100 for Risk III institutions; and, $0.43 per $100 for Risk IV institutions. Currently, UCB is a Risk I institution.

Capital Requirements

UCB (on a consolidated basis) is subject to the capital requirements of Part 325 of the FDIC’s Rules and Regulations — Capital Maintenance. Part 325 includes a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that a financial institution is required to have is dependent on its overall risk profile. The ratio of its regulatory capital to its risk-weighted assets is called the “risk-based capital ratio”. Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent of the asset and are weighted from 0% to 100%. The higher the risk-weighted asset category, the more risk UCB is subject to and thus more capital that is required. As of December 31, 2006, UCB’s total risk-based capital ratio was 10.53%.

The guidelines divide a bank’s capital into two tiers. Tier 1 core capital is the sum common stockholder’s equity, non-cumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (except for mortgage and nonmortgage servicing assets and eligible purchased credit card relationships) and minus certain other items specifically defined by Part 325. Tier 2 capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). In addition, certain items are required to be deducted from Tier 2 capital as specified in Part 325.

Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital, to maintain a status as “adequately capitalized” as set forth by the prompt corrective action rules adopted by the FDIC. The “well capitalized” levels established by the FDIC are 10% and 6% for total risk-based capital ratio and Tier 1 risk-based capital ratio, respectively.

In addition, the FDIC has regulations prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to total adjusted assets, as specified in the regulations). The required minimum Tier 1 leverage ratio is 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization. Banks that do not meet the conditions for a 3% minimum must have a minimum Tier 1 leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist, including if a bank is experiencing or anticipating significant growth. At December 31, 2006, UCB’s Tier 1 leverage ratio was 9.30%.

UCB was in compliance with the FDIC’s capital maintenance rules as of December 31, 2006 and 2005. For further discussion of UCB’s capital, refer to the Capital Management section under “Management’s Discussion and Analysis” incorporated in Part II, Item 7 in this Annual Report on Form 10-K.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take “prompt corrective action” against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established a framework of supervisory actions for insured depository institutions that are not adequately capitalized. The following capital categories have been created to define capital adequacy:

•	“Well capitalized” has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.

•	“Adequately capitalized” has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the “CAMELS” rating system).

•	“Undercapitalized” has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a Tier 1 leverage ratio of less than 4% (3% if rated Composite 1 under the “CAMELS” rating system).

•	“Significantly undercapitalized” has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.

•	“Critically undercapitalized” has a ratio of tangible equity to total assets that is equal to less than 2%.

Federal banking regulators are required to take prompt corrective action to resolve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution’s capital level falls, the level of restrictions that can be imposed by the FDIC becomes increasingly severe and the institution is allowed less flexibility in its activities.

As of December 31, 2006 and 2005, the most recent notification from the FDIC categorized UCB as “well capitalized” under the regulatory framework for prompt corrective action.

Community Reinvestment Act

Under the Community Reinvestment Act (the “CRA”), as implemented by Part 345 of the FDIC’s regulations, a bank has an obligation, consistent with safe and sound operation, to help meet the credit needs of its entire community in which an institution is chartered, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs, nor does it limit a bank’s discretion to develop the types of products and services that it believes are best suited to its community. It does require that federal banking regulators, when examining an institution, assess the institution’s record of meeting the credit needs of its community and to take such record into account in evaluating certain applications. As a state-chartered non-member bank, UCB is subject to the fair lending requirements and reporting obligations involving home mortgage and small business lending operations of the CRA. Federal banking regulators are required to provide a written examination report of an institution’s CRA performance using a four-tiered descriptive rating system and these ratings are available to the public. UCB has received an “outstanding” rating for the past four CRA examinations.

Gramm-Leach-Bliley Financial Modernization Act of 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”) eliminated most of the depression-era “firewalls” between banks, securities firms and insurance companies, which were established by The Banking Act of 1933, also known as the Glass-Steagall Act. The Glass-Steagall Act sought to insulate banks as depository institutions from the perceived risks of securities dealing and underwriting, and related activities.

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

The Gramm-Leach-Bliley Act also requires that federal financial institutions and securities regulatory agencies respect the privacy of their customers and protect the security and confidentiality of customers’ non-public personal information. These regulations generally require that financial institutions:

(i)	not disclose non-public personal information of customers to non-affiliated third parties without notice to their customers, who must have an opportunity to direct that such information not be disclosed;

(ii)	not disclose customer account numbers except to consumer reporting agencies; and

(iii)	give prior disclosure of their privacy policies before establishing new customer relationships.

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

Under Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”) adopted by the United States Congress on October 26, 2001, which strengthened the then existing anti-money laundering provisions of the Bank Secrecy Act, FDIC insured banks are required to increase their due diligence efforts for correspondent deposit accounts and private banking customers. The USA PATRIOT Act requires banks to perform additional record keeping and reporting, require identification of owners of deposit accounts and the customers of foreign banks with correspondent deposit accounts, and restrict or prohibit certain correspondent deposit accounts. The Financial

Crimes Enforcement Network, a bureau of the Department of Treasury, has also issued regulations to implement the provisions of the USA PATRIOT Act. UCB’s regulatory compliance in this important area has been found satisfactory.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under Section 12 of the Exchange Act. In particular, the Sarbanes-Oxley Act establishes:

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

In addition, the Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exception from such prohibitions for loans by a bank to its executive officers and directors in compliance with federal banking regulations restrictions on such loans. UCB’s authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans that UCB may make to affiliates based, in part, on UCB’s capital position and requires certain board approval procedures to be followed. For the years presented in this Annual Report on Form 10-K, UCB’s policy was to make no loans to the Company’s and its executive officers or directors.

Although we have incurred additional accounting and other expense in complying with the requirements under the Sarbanes-Oxley Act and the regulations promulgated thereunder, such compliance has not had a material impact on our results of operations or financial condition.

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “AJCA”) allows the Company, upon satisfaction of certain conditions, to repatriate permanently reinvested foreign earnings, as defined by new Section 965 of the Internal Revenue Code of 1986, as amended, at an effective tax rate of 5.25%. During the three months ended June 30, 2005, the Company elected to repatriate approximately $26.0 million in previously unremitted foreign earnings. As a result, the Company recorded a current tax payable on such previously unremitted foreign earnings of approximately $703,000 during the three months ended June 30, 2005. In addition, the Company recorded a reduction to deferred tax liabilities of approximately $4.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary. This resulted in a net tax benefit of approximately $3.9 million.

Basel Committee on Banking Supervision

The United States federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to set the supervisory policies they apply. In January 2001, the Basel Committee released a proposal to replace the 1988 Capital Accord with a new capital framework (the “Basel II Framework”) that would set capital requirements for operational risk and would also materially change the existing capital requirements for credit risk and market risk exposures. Operational risk is defined by the proposal to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 Capital Accord does not include separate capital requirements for operational risk. The Basel II Framework standard is intended to strengthen the regulation of large, complex banking companies by making their capital requirements more sensitive to changes in risk. In June 2004, the Basel Committee issued a new capital accord (the “Basel II Accord”) to replace the 1988 Capital Accord. Institutions can elect not to use the Basel II Framework; however, the prospect of reductions in risk-based capital requirements under the Basel II Accord has given rise to competitive equity concerns among smaller banks and thrifts.

On December 26, 2006, the United States banking regulators issued proposed rulemaking that revises the existing risk-based capital framework for those institutions that elect not to use the Basel II Framework. This new framework is sometimes referred to as Basel 1-A as it is anticipated to apply to banks that do not adopt the international Basel II Accord. The proposed rule would allow an institution that elected not to adopt the Basel II Accord to continue using the existing risk-based capital rules or adopt the new Basel 1-A rules. The new rules would:

•	expand the number of risk weight categories;

•	allow the use of external credit ratings to risk weight certain exposures;

•	expand the range of recognized collateral and guarantors;

•	use loan-to-value ratios to risk weight most residential mortgages;

•	increase the credit conversion factor for certain credit commitments with an original maturity of one year or less;

•	assess a charge for early amortizations in securitizations of revolving exposures; and

•	remove the 50 percent on the risk weight for certain derivative transactions.

The proposed rule changes are still subject to revision and UCBH has not yet determined which rules it will adopt when they become final.

Employees

At December 31, 2006, we had 1,318 employees. None of the employees are covered by a collective bargaining agreement.

Website Access to Company Reports

Our corporate Internet address is www.ucbh.com. We make available free of charge through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The Internet address of the SEC website is www.sec.gov.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of UCBH and UCB as of December 31, 2006. There are no family relationships between any director or executive officer and any other director or executive officer of UCBH or UCB.

Name	Age	Position with UCBH and UCB

Thomas S. Wu	48	Chairman, President and Chief Executive Officer
Jonathan H. Downing	55	Executive Vice President and Director of Corporate Development and Investor Relations
Daniel M. Gautsch	59	Executive Vice President and Chief Risk and Compliance Officer
William J. Laraia	71	Executive Vice President and Director of the New York Region
Sylvia Loh	51	Executive Vice President and Chief Lending Officer
Ebrahim Shabudin	58	Executive Vice President and Chief Operating Officer
Alan Thian	54	Executive Vice President and Regional Director of Southern California
Ka Wah Tsui	53	Executive Vice President and General Manager, Greater China Region
Dennis Wu	64	Director, Executive Vice President and Chief Financial Officer
David Yu	55	Executive Vice President and Director of the Southeast Region
Cynthia C. Blackford	42	Senior Vice President and Chief Audit Executive
John M. Cinderey	59	Senior Vice President and Director of Real Estate Lending
John M. Kerr	60	Senior Vice President and Chief Credit Officer
Dennis A. Lee	64	Senior Vice President, Corporate Counsel and Assistant Corporate Secretary
Jonas B. Miller	35	Senior Vice President and Treasurer
Craig S. On	54	Senior Vice President and Corporate Controller

The Chief Executive Officer updates UCBH’s and UCB’s Management Succession Plan on an annual basis for review by the Compensation Committee and the Board of Directors.

Mr. Thomas S. Wu has been Chairman, President, and Chief Executive Officer of UCBH and UCB since October 10, 2001. Prior to this appointment, Mr. Wu served as President and Chief Executive Officer of UCB effective January 1, 1998. Prior to that appointment, Mr. Wu was an Executive Vice President and Director of UCB as of September 25, 1997. Mr. Wu was elected President and Chief Executive Officer of UCBH effective March 26, 1998, and as a director of UCBH on April 17, 1998. Previously, Mr. Wu was the Director of Customer Care for Pacific Link Communications Limited in Hong Kong where he was responsible for formulating and implementing customer care, customer retention and customer communications strategies. Mr. Wu served as a director of UCB from 1995 to 1996 and was a Senior Vice President, Head of Retail Banking of UCB from 1992 to 1996, when in addition to heading up the retail banking division, he directed marketing, public relations, loan originations, branch administration and operations control functions. Mr. Wu also served as Vice President and Regional Manager of UCB’s Southern California Retail Banking Division from 1991 to 1992. Prior to joining UCBH, Mr. Wu held various banking positions with First Pacific Bank in Hong Kong, Chase Manhattan Bank, Banque Nationale De Paris and Standard Chartered Bank.

Mr. Jonathan H. Downing has been Executive Vice President and Director of Corporate Development and Investor Relations of UCBH and UCB since June 9, 2005. Prior to this appointment, Mr. Downing was Executive Vice President and Chief Financial Officer of UCBH and UCB since January 9, 2003. Prior to that appointment, he served as Executive Vice President, Chief Financial Officer and Treasurer of UCBH and UCB since January 1, 2002. Prior to that appointment, he served as Senior Vice President and Chief Financial Officer of UCBH and UCB since 1989. Mr. Downing served as director of UCB from January 1991 to June 2005, and as director of UCBH from November 1993 to June 2005. Mr. Downing joined UCB in 1986 in conjunction with the acquisition of FPM Mortgage, of which Mr. Downing was a co-founder.

Mr. Daniel M. Gautsch was appointed Executive Vice President and Chief Risk and Compliance Officer of UCBH and UCB effective August 23, 2006. Prior to this appointment, Mr. Gautsch was Executive Vice President and Director of Enterprise Risk Management of UCBH and UCB since February 7, 2005. Prior to joining UCB,

Mr. Gautsch was the Assistant Regional Director, San Francisco Region of the FDIC responsible for overseeing over 270 insured institutions in Alaska, Hawaii, Northern California, Oregon, Washington and the Pacific Rim. His career at the FDIC spanned more than 30 years during which he served in various management and other positions.

Mr. William J. Laraia was appointed Executive Vice President and Director of the New York Region of UCBH and UCB effective January 1, 2007. Prior to this appointment, Mr. Laraia was formerly the Chairman, President and Chief Executive Officer of Great Eastern Bank (“GEB”). Prior to serving at GEB, Mr. Laraia served as Chairman and Chief Executive Officer of Apple Bank for Savings in New York City from 1991 to 1996 and as Executive Vice President and Group Head of National Westminster Bancorp’s Community Banking Group, where he managed the activities of the retail bank, from 1984 to 1991. Prior to joining National Westminster Bancorp, Mr. Laraia ran the Long Island Commercial Lending Division for Chemical Bank.

Ms. Sylvia Loh has been Executive Vice President and Chief Lending Officer of UCBH and UCB since August 1, 2005. Prior to this appointment, Ms. Loh served as Executive Vice President and Director of Commercial Banking of UCBH and UCB from July 1, 2002 to August 1, 2005, and joined UCB as Vice President and Head of Commercial Banking in January 1996. From 1992 to 1996, Ms. Loh held the position of Vice President, Relationship Manager at Bank of America, International Trade Division.

Mr. Ebrahim Shabudin has been Executive Vice President and Chief Operating Officer of UCBH and UCB since August 1, 2005. Prior to this appointment, Mr. Shabudin served as Executive Vice President and Chief Credit Officer of UCBH and UCB since January 1, 2004. Prior to joining UCBH, Mr. Shabudin was the Managing Director of Credit Risk Management with Deloitte & Touche LLP. Prior to that, Mr. Shabudin worked for Bank of America in various management positions for over 25 years with the most recent experience as a Senior Vice President and Credit Policy Executive.

Mr. Alan Thian has been Executive Vice President and Regional Director of Southern California of UCBH and UCB since July 11, 2003. Prior to this appointment, Mr. Thian was formerly the Chairman, President and Chief Executive Officer of FCB and joined UCB following UCB’s acquisition of FCB on July 11, 2003. Prior to FCB, Mr. Thian served as President and Chief Executive Officer of American International Bank in Los Angeles and was previously a Senior Vice President of General Bank.

Mr. Ka Wah Tsui has been Executive Vice President and General Manager, Greater China Region of UCBH and UCB since January 1, 2005. Prior to this appointment, he served as Senior Vice President and General Manager of our Hong Kong Branch since September 2003. Previously, Mr. Tsui held various management positions at Citibank, First Pacific Bank and International Bank of Asia in Hong Kong.

Mr. Dennis Wu has been Executive Vice President and Chief Financial Officer of UCBH and UCB since June 9, 2005. Mr. Wu was elected as a director of UCBH and UCB at the May 19, 2005, Annual Meeting of Stockholders. Mr. Wu joined UCBH after a thirty-seven year career with the public accounting firm of Deloitte & Touche LLP, where he served as National Managing Partner of the firm’s Chinese Services Group since June 2000. Mr. Wu served as a partner at Deloitte & Touche LLP from 1979 to 2004, including the partner-in-charge of the firm’s Enterprise Group of Northern California, which includes its banking, savings and loan, securities brokerage, insurance, real estate, healthcare, and not-for-profit clients.

Mr. David Yu was appointed Executive Vice President and Director of the Southeast Region of UCBH and UCB effective December 30, 2006. Prior to joining UCB, Mr. Yu was the President of Summit Bank Corporation and Chairman of The Summit National Bank. Mr. Yu served as President and CEO of the Company until December 1989, at which time he was elected Chairman of the Board of Directors of The Summit National Bank. Mr. Wu was the founder and organizer of the Summit Bank Corporation and The Summit National Bank. Before organizing the Summit Bank Corporation and The Summit National Bank, Mr. Yu worked for The Citizens and Southern National Bank and First National Bank of Atlanta. From 1976 to 1980, Mr. Yu was employed as an Assistant National Bank Examiner by the Office of the Comptroller of the Currency in Atlanta.

Ms. Cynthia C. Blackford was appointed as Senior Vice President and Chief Audit Executive of UCBH and UCB effective March 16, 2006. Prior to joining UCB, Ms. Blackford spent 11 years at PricewaterhouseCoopers LLP working in the Banking and Capital Markets practice in the United States and abroad. Ms. Blackford served in various positions with PricewaterhouseCoopers LLP including Director in Transaction Services, advising foreign banks on accessing the United States capital markets, and as a Senior Manager in the audit practice overseeing financial statement audits of domestic and foreign banks.

Mr. John M. Cinderey was appointed Senior Vice President and Director of Real Estate Lending of UCBH and UCB effective November 1, 2006. Prior to this appointment, he served as Senior Vice President and Senior Credit Approval Officer of the Commercial Banking Division of UCB since May 2004. Prior to joining UCB, Mr. Cinderey spent over 20 years with Bank of America and over 10 years at other financial institutions, including Mount Diablo National Bank, GMAC Commercial Finance and Union Bank of California in various management functions.

Mr. John M. Kerr has been Senior Vice President and Chief Credit Officer of UCBH and UCB since October 13, 2005. Prior to joining UCB, Mr. Kerr served as Senior Portfolio Manager for Primus Financial Products, an AAA-rated credit insurer in New York and a company in which he played a key role in building the business from a start-up in 2002 to its going public in 2004. Prior to that, Mr. Kerr was with Bank of America for 18 years, where he held senior positions in credit approval, corporate and commercial banking, private banking, and international banking. He also spent 11 years with Royal Bank of Canada in business development and credit in corporate and commercial banking, in strategic planning, and in international banking.

Mr. Dennis A. Lee has been Senior Vice President and Corporate Counsel of UCBH and UCB since January 1, 2001. Prior to that appointment, he served as Vice President and Corporate Counsel of UCBH and UCB since 1993.

Mr. Jonas B. Miller was appointed Senior Vice President and Treasurer of UCBH and UCB effective July 27, 2006. Prior to this appointment, he served as Senior Vice President and Treasurer of UCB from July 27, 2004 to July 27, 2006 and First Vice President and Treasurer of UCB from January 1, 2003 to July 27, 2004.

Mr. Craig S. On has been Senior Vice President and Corporate Controller of UCBH and UCB since June 27, 2005. Mr. On joined UCB after a twenty-one year career with the public accounting firm of Deloitte & Touche LLP, where he served in the capacity of Audit Director and oversaw the audits of commercial and community banks, investment management and hedge fund companies, as well as multi-lateral development banks and mortgage banking organizations.

Item 1A.	Risk Factors

The following describes some of the risk factors associated with UCBH Holdings, Inc. and subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”):

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

Fluctuations in interest rates may negatively affect our consolidated financial condition and results of operations.

Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investments. This relationship, known as the interest rate margin, is subject to fluctuation and is affected by economic and competitive factors, which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Fluctuations in interest rates will also affect the customer’s demand for the products and services that we offer.

The Company operations are subject to fluctuations in interest rates, to the degree that its interest-bearing liabilities may reprice or mature more slowly or more rapidly or on a different basis than their interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s net interest margin would be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. As a result, significant fluctuations in interest rates may have an adverse effect on the Company’s consolidated financial condition and results of operations.

Our business is subject to the success of the national and international economies in which we operate.

Because the majority of our borrowers and depositors are individuals and businesses located and doing business in the states of California, Georgia, Massachusetts, New York, Texas and Washington, our success depends on the strength of these economies. In addition, as we expand into other areas in the United States and into China, we will become increasingly dependent on the local economies in those markets, as well. Adverse economic conditions in these markets could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions, such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond our control, may adversely affect our profitability. In addition, any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in our markets could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

If we cannot attract deposits, our growth may be inhibited.

We plan to increase significantly the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by continuing to establish and strengthening our personal relationships with our existing customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot provide assurance that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material effect on our business, consolidated financial position, results of operations and cash flows.

Our wholesale funding sources may prove insufficient to replace deposits at their maturity and support our future growth.

We must maintain sufficient funds to respond to the needs of our depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposits. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, brokered certificates of deposit and a line of credit from another financial institution. Our financial flexibility could be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Intense competition exists for loans and deposits.

The banking and financial services business is highly competitive. Competitive pressure is increasing as a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial service providers. The Company must compete for loans, deposits and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. There can be no assurance that the Company will be able to compete effectively in its markets and the Company’s consolidated financial condition and results of operations could be adversely affected if circumstances affecting the nature or level of competition change.

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

The Company’s performance and prospects will depend to a significant extent on the performance of its loan portfolio. There are a number of factors that could negatively impact the performance of the loan portfolio including, among others, the general political and economic conditions in the Company’s markets, significant changes in the interest rate environment, pressures from products and services from competitors and on any negative changes in the financial condition of the individual borrowers. In addition, to the extent that the Company does not retain the customers that it acquires in its acquisitions or incurs additional expenses in retaining them, there could be adverse effects on the Company’s future consolidated financial condition and results of operations.

Changes in government regulation and monetary policy may have an unfavorable impact on the Company.

The banking industry is subject to extensive federal and state supervision and regulation. Such regulations limit the manner in which the Company conducts its business, undertakes new investments and activities, and obtains financing. These regulations have been designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit holders of the Company’s common stock. Financial institution regulation has also been the subject of considerable legislation in recent years, and may be the subject of further significant legislation in the future, none of which is within our control. New legislation or changes in, or repeal of, existing laws may cause the Company’s consolidated results to differ materially from its historical performance. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for financial institutions, primarily through open market operations in United States government securities, the discount rate for bank borrowings, and bank reserve requirements. Any material change in these conditions would likely have a material impact on the Company’s consolidated financial condition and results of operations.

If we are unable to successfully integrate the operations of future acquisitions, the Company’s consolidated financial condition and results of operations could be negatively affected.

We have announced that our future growth strategy could include acquiring other financial service companies. While we have just completed the Summit Bank Corporation acquisition, we could encounter unplanned difficulties associated with integration of the operations of this acquisition or any new acquisitions. These difficulties could include retaining customers, successful conversion of systems and processes, combining different corporate cultures, and retaining key employees. Any problems with integration would negatively impact the Company’s day-to-day operations and increase the costs associated with the acquisition, which, in turn, could negatively affect the Company’s consolidated financial condition and results of operations.

Unanticipated costs relating to the Company’s recent acquisitions could reduce its future earnings per share.

We believe that we have reasonably estimated the likely costs of integrating the operations of our recent acquisition into the Company’s operations and the incremental operating costs that will impact its operations subsequent to the acquisition. However, it is possible that unexpected transition costs or future operating expenses, as well as other types of unanticipated developments, could have a material adverse effect on the Company’s future results of operations and financial condition. If costs and expenses of this type are incurred, the Company’s earnings per share could be reduced as a result.

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

UCBH Holdings, Inc.’s and United Commercial Bank’s (“UCB”) principal office and headquarters is located at 555 Montgomery Street in San Francisco, California. UCB owns this office building through its subsidiary, United Commercial Bank Building Corporation. UCB also owns an office building located at 711 Van Ness Avenue in San Francisco, California. With the acquisition of Summit Bank Corporation, UCB acquired two buildings. One building is Atlanta, Georgia, which serves as an administrative facility for the Atlanta banking operations. The other serves as a branch and administrative facility for the Houston operations, which UCB owns through its subsidiary, Newston Investments, Inc. UCB also owns two buildings in the Boston, Massachusetts area, which serve as branch and administrative facilities for the Boston banking operations. In addition, UCB owns five branch facilities and leases all of its remaining branch and office facilities under noncancelable operating leases. Some of these branch leases contain renewal options and some include rent escalation clauses.

Item 3.	Legal Proceedings

United Commercial Bank has been a party to litigation incidental to various aspects of its operations, in the ordinary course of business. Management is not currently aware of any litigation that in management’s opinion will have a material adverse impact on UCBH Holdings, Inc.’s consolidated financial condition or the results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders or otherwise for the three months ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

UCBH Holdings, Inc.’s (“UCBH”) common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UCBH”. At December 31, 2006, there were approximately 29,900 stockholders of UCBH’s common stock. The last reported sale price of the common stock on NASDAQ on January 31, 2007, was $18.75 per share.

The high and low sales prices of UCBH’s common stock, as quoted on NASDAQ, during the years ended December 31, 2006 and 2005, were as follows:

	2006		2005(1)
	High	Low	High	Low

Three months ended March 31,	$19.28	$16.74	$23.03	$19.74
Three months ended June 30,	19.60	16.06	20.45	15.07
Three months ended September 30,	18.41	15.55	19.70	16.20
Three months ended December 31,	18.14	16.35	18.80	16.31

(1)	Reflects the effects of a two-for-one stock split that was completed on April 12, 2005.

Dividends

The frequency and amount of dividends paid during the years ended December 31, 2006 and 2005, were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2006	$0.030	$0.030	$0.030	$0.030
Year ended December 31, 2005(1)	$0.025	$0.025	$0.025	$0.025

(1)	Reflects the effects of a two-for-one stock split that was completed on April 12, 2005.

On January 25, 2007, UCBH’s Board of Directors declared a dividend of $0.03 per share payable on April 12, 2007, to the stockholders of record as of March 31, 2007.

Unregistered Sales of Equity Securities

On May 23, 2005, UCBH entered into an Agreement and Plan of Merger with Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank. As part of the consideration for the purchase of all outstanding stock of Pacifica, UCBH issued 1,241,194 shares of common stock to Pacifica shareholders pursuant to the terms and conditions of the merger agreement. The California Commissioner of Corporations approved the fairness of the terms and conditions of the offer and sale of these shares. Upon completion of the merger on October 31, 2005, UCBH issued these shares in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

On August 2, 2005, UCBH entered into an Agreement and Plan of Merger with Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation. As part of the consideration for the purchase of all outstanding stock of AABT, UCBH issued 878,246 shares of common stock to AABT shareholders pursuant to the terms and conditions of the merger agreement. The California Commissioner of Corporations approved the fairness of the terms and conditions of the offer and sale of these shares. Upon completion of the merger on November 28, 2005, UCBH issued these shares in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act.

On September 18, 2006, UCBH entered into an Agreement and Plan of Merger with Summit Bank Corporation (“Summit”), a Georgia state-chartered banking corporation. As part of the consideration for the purchase of all outstanding stock of Summit, UCBH issued 4,824,861 shares of common stock to Summit shareholders pursuant to the terms and conditions of the merger agreement. The California Commissioner of Corporations has approved the fairness of the terms and conditions of the offer and sale of these shares. Upon completion of the merger on December 29, 2006, UCBH issued these shares in a transaction exempt from registration requirements under Section 3(a)(10) of the Securities Act.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the UCBH Holdings, Inc. and subsidiaries’ consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share amounts):

	December 31,
	2006	2005	2004	2003	2002

Financial Condition and Other Data:
Loans held in portfolio, net	$6,573,645	$5,774,118	$3,994,269	$3,713,255	$2,978,945
Securities purchased under agreements to resell	175,000	—	—	—	—
Securities available for sale	2,149,456	1,117,724	1,169,140	1,221,070	1,469,387
Securities held to maturity	290,673	308,608	325,202	284,712	111,994
Total assets	10,346,414	7,965,637	6,319,891	5,592,137	4,857,846
Deposits	7,202,845	6,264,169	5,215,862	4,483,521	4,006,818
Securities sold under agreements to repurchase	401,600	—	—	—	—
Subordinated debentures	240,549	150,520	140,210	140,210	140,210
Short-term borrowings	654,636	279,425	72,310	234,134	77,500
Long-term borrowings	906,651	562,033	334,952	271,408	275,874
Total liabilities	9,560,343	7,362,123	5,835,879	5,177,671	4,575,479
Stockholders’ equity (1)	786,071	603,514	484,012	414,466	282,367
Nonperforming assets	15,198	19,133	12,574	5,857	4,654
Ratio of stockholders’ equity to total assets	7.60%	7.58%	7.66%	7.41%	5.81%
Asset Quality Data:
Loan delinquency ratio	0.84%	0.48%	0.90%	0.87%	0.88%
Nonperforming assets to total assets	0.15	0.24	0.20	0.10	0.10
Nonperforming loans to loans held in portfolio	0.19	0.33	0.31	0.16	0.15
Allowance for loan losses to loans held in portfolio	0.93	1.11	1.39	1.54	1.61
Allowance for loan losses to nonperforming loans	503.73	337.33	449.12	992.42	1,049.96
Total loan to deposit ratio	94.11	95.71	83.91	84.57	75.57
Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.67%	9.91%	11.42%	10.92%	10.26%
Total risk-based capital	10.53	10.98	12.67	12.18	11.52
Tier 1 leverage	9.30	8.26	8.49	7.86	7.57
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	9.86	10.26	11.98	11.69	9.70
Total risk-based capital	10.72	11.33	13.23	12.94	10.95
Tier 1 leverage ratio	9.50	8.56	8.92	8.42	7.15

	Year Ended December 31,
	2006	2005	2004	2003	2002

Operating Data:
Interest and dividend income	$535,013	$402,400	$300,064	$260,262	$205,178
Interest expense	(271,080)	(161,910)	(92,583)	(91,714)	(80,232)

Net interest income	263,933	240,490	207,481	168,548	124,946
Provision for loan losses	(3,842)	(6,091)	(4,201)	(9,967)	(9,673)

Net interest income after provision for loan losses	260,091	234,399	203,280	158,581	115,273
Noninterest income	47,143	26,684	30,877	23,203	12,145
Noninterest expense (2)	(155,420)	(116,913)	(99,153)	(80,208)	(64,352)

Income before income tax expense	151,814	144,170	135,004	101,576	63,066
Income tax expense	(50,937)	(46,344)	(49,401)	(36,938)	(24,138)

Net income	$100,877	$97,826	$85,603	$64,638	$38,928

Per Share Data:
Basic earnings per share (1)(3)	$1.07	$1.06	$0.95	$0.74	$0.49
Diluted earnings per share (1)(3)	1.03	1.02	0.90	0.71	0.47
Dividends declared per share (3)	0.12	0.10	0.08	0.06	0.05
Operating Ratios and Other Data:
Return on average assets	1.23%	1.40%	1.44%	1.26%	1.14%
Return on average equity	15.59	18.42	18.92	18.84	18.42
Efficiency ratio (4)	49.96	43.76	41.60	41.83	46.94
Noninterest expense to average assets	1.89	1.68	1.67	1.56	1.88
Average equity to average assets	7.88	7.61	7.62	6.66	6.18
Dividend payout ratio (5)	11.65	9.80	8.89	8.51	10.64
Net loan charge-offs to average loans held in portfolio	0.17	0.03	0.11	0.06	0.23
Interest rate spread (6)	2.91	3.25	3.42	3.21	3.46
Net interest margin (6)	3.37	3.58	3.63	3.41	3.73

(1)	In conjunction with the acquisitions of Summit Bank Corporation on December 29, 2006, Asian American Bank & Trust Company on November 28, 2005, Pacifica Bancorp, Inc. on October 31, 2005, First Continental Bank on July 11, 2003, and Bank of Canton of California on October 28, 2002, UCBH issued 4.8 million, 878,000, 1.2 million, 2.3 million and 2.7 million shares of common stock, respectively.

(2)	Amounts reflect $6.75 million of expense representing litigation settlement in 2002.

(3)	UCBH completed a two-for-one stock split during the years ended December 31, 2005 and 2003. Accordingly, for the years ended December 31, 2004, 2003 and 2002, basic earnings per share, diluted earnings per share and dividends per share have been adjusted to reflect the effect of the stock splits.

(4)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(5)	Dividends declared per share as a percentage of diluted earnings per share.

(6)	Calculated on a nontax equivalent basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

EXECUTIVE SUMMARY

UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a $10.35 billion bank holding company with headquarters in San Francisco, California. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-two offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At December 31, 2006, we had sixty-six domestic branches and offices; twenty-eight in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, five in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has a branch in Hong Kong and representative offices in Shanghai and Shenzhen, China and Taipei, Taiwan.

In providing its services, UCB has two primary goals:

•	To be the best performing commercial bank primarily serving Asian communities in the United States by continuing to expand our franchise in areas of high growth opportunities.

•	To further differentiate ourselves from our competitors by providing seamless service to customers doing business across the Pacific Rim by establishing offices in strategic locations in Asia.

Services to Asians

UCB has established and intends to continue establishing branches in areas of high Asian population concentration to attract retail deposits through new branch openings as well as through acquisitions. During 2006, UCB expanded its franchise in areas with high concentrations of Asians by adding two additional branches in California, and a branch in the New York metropolitan area. We also completed the acquisition of Summit Bank Corporation (“Summit”), an $887.8 million bank holding company with four branches in the Atlanta metropolitan area, two branches in California, a branch in the Houston metropolitan area and a representative office in Shanghai, China.

Asia Locations

Currently, UCB has a fully operational branch in Hong Kong and representative offices in Shanghai and Shenzhen, China and Taipei, Taiwan. Our fully operational Hong Kong branch is authorized to conduct a complete range of banking operations, including offering deposit, foreign exchange and remittance services, issuing cashier orders, and providing trade finance, commercial banking and lending services. Our representative offices on the other hand, cannot conduct any profit generating banking business and are restricted to the specific activities that have been approved by the local banking authorities of their respective country, such as providing market research and acting in the capacity of a liaison to existing bank customers. As of December 31, 2006, UCB’s Hong Kong branch had total deposits of $918.2 million, a 65.3% increase over December 31, 2005. This office has expanded its trade finance services since its opening and the fees associated with those services have also increased over last year.

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

Keys to Success

Success in attaining our goals will be dependent on our adherence to the fundamentals that we believe are vital to our ongoing successful growth. These fundamentals include:

•	continued enhancement of UCB’s business development capabilities, in terms of both diversification in the development of products and services and in developing new ways to differentiate UCB in the marketplace;

•	continued development of a strong trade finance platform, which will enable UCB to take advantage of the opportunities as they continue to develop in the Pacific Rim;

•	continued maintenance of credit quality at the highest level;

•	continued focus on attracting and retaining core deposits;

•	continued focus on maintaining and enhancing our risk and compliance management infrastructures;

•	continued attention to the design and development of our existing unique delivery networks to ensure that UCB products and services are easily available to its customers;

•	continued concentration on maintaining a senior management team with the financial services expertise required by our operations and goals; and

•	continued development of UCB’s information systems infrastructure to support our planned growth.

In addition, we believe that we have a unique set of capabilities that provide us with an in-depth understanding of the Asian population, our targeted market. These capabilities help to differentiate us and enable us to enhance the service that we provide. These capabilities include:

•	trilingual branch staff, lending/relationship officers, marketing team and phone banking service;

•	automated teller machines in both Chinese and English;

•	product brochures in both Chinese and English;

•	seven-days a week banking in selected locations;

•	e-business services in both Chinese and English; and

•	products other than just loans and deposits, including investment management products and services.

MANAGEMENT’S OVERVIEW OF 2006 PERFORMANCE

We are providing you with an overview of what we believe are the most significant factors and developments that impacted the Company’s results for 2006 and that could impact future results. We encourage you to carefully read this full document for more detailed information with regard to the trends, events and uncertainties that have impacted us.

The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. We believe that this core banking business performed well in 2006 as the general economic environment both in these markets and generally throughout the United States improved. However, the challenges presented by the general interest rate environment that we must work within did impact the Company’s performance in 2006.

The Company reported earnings for 2006 of $100.9 million or diluted earnings per share of $1.03. This compares with $97.8 million or diluted earnings per share of $1.02 for 2005 and $85.6 million or diluted earnings per share of $0.90 for 2004. The diluted earnings per share amounts for 2004 have been adjusted to reflect a two-for-one stock split that took effect in 2005. Return on average equity (“ROE”) was 15.59% and return on average assets (“ROA”) was 1.23% in 2006, compared with 18.42% and 1.40% in 2005 and 18.92% and 1.44% in 2004, respectively.

When we evaluate the Company’s performance, we focus on five primary areas: (1) loan and deposit growth, (2) credit quality, (3) net interest margin, (4) expense control and (5) capital adequacy.

Loan and Deposit Growth

Since 2002, UCB has experienced steady and strong growth in loans and deposits. This was accomplished in light of a challenging economic and competitive environment that was present during a large portion of this time period. The net loans held in portfolio and total deposits at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006	2005	2004	2003	2002

Loans held in portfolio, net	$6,573,645	$5,774,118	$3,994,269	$3,713,255	$2,978,945
Deposits	7,202,845	6,264,169	5,215,862	4,483,521	4,006,818

The growth that was experienced in net loans held in portfolio and in deposits was achieved both organically and from acquisitions. Over the past five years, the Company acquired five banking companies, which added an aggregate of $1.44 billion in net loans held in portfolio and $2.37 billion in deposits as of the dates of the acquisitions.

Assuming that the current economic momentum continues, we expect continued growth in both net loans held in portfolio and in deposits, especially in the areas of commercial business and international trade finance loans. In addition, as part of its balance sheet management UCB enters into loan sales, which are discussed in later sections of this document.

Credit Quality

While loan growth has been substantial over the past several years, UCB has maintained strong credit quality levels. We believe that this has been accomplished through UCB’s conservative credit underwriting criteria and credit risk management processes, which are discussed in more detail in “Credit Risk Management” that follows later in this document. Even with these strong credit management processes, we would expect that if UCB’s loan portfolio continues to increase, the related allowance for loan losses would also increase accordingly.

The average loans held in portfolio, total loan charge-offs and the ratios of nonperforming loans to loans held in portfolio, allowance for loan losses to loans held in portfolio and net charge-offs to average loans held in portfolio as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006	2005	2004	2003	2002

Average loans held in portfolio	$5,889,301	$4,823,671	$4,070,168	$3,380,121	$2,442,790
Total loan charge-offs	10,694	1,614	4,798	3,349	5,563
Nonperforming loans to loans held in portfolio	0.19%	0.33%	0.31%	0.16%	0.15%
Allowance for loan losses to loans held in portfolio	0.93	1.11	1.39	1.54	1.61
Net loan charge-offs to average loans held in portfolio	0.17	0.03	0.11	0.06	0.23

The increase in loan charge-offs in 2006 relates primarily to three borrowers whose loans were fully reserved prior to being charged off.

Net Interest Margin

The difficult and challenging interest rate environment that has been affecting financial institutions over the past three years continued to impact our net interest margin. However, we expect to continue our efforts to improve the net interest margin in the future through prudent balance sheet management and emphasis on growth in core deposits. See “Interest Rate and Market Risk Management” later in this document. The Company’s net interest margin on a nontax equivalent basis and average federal funds rate for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, were as follows:

	2006	2005	2004	2003	2002

Net interest margin — nontax equivalent basis	3.37%	3.58%	3.63%	3.41%	3.73%
Average federal funds rate	4.96	3.19	1.36	1.12	1.67

Expense Control

We are continuously monitoring our costs and expenses and seeking new ways to maintain them at acceptable levels. For 2006, we experienced an increase in our noninterest expense. Much of this increase was a result of increased personnel expense as we added staff to support the growth in UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. We expect that our noninterest expense may continue to increase as we grow organically and through acquisitions.

Capital Adequacy

As regulated financial institutions, the Company and UCB (on a consolidated basis) are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain a “well capitalized” level of regulatory capital as defined by the banking regulators for both the Company and UCB. The Company’s and UCB’s risk-based capital ratios at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows:

	2006	2005	2004	2003	2002

United Commercial Bank:
Tier 1 leverage	9.30%	8.26%	8.49%	7.86%	7.57%
Tier 1 risk-based capital	9.67	9.91	11.42	10.92	10.26
Total risk-based capital	10.53	10.98	12.67	12.18	11.52
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	9.50	8.56	8.92	8.42	7.15
Tier 1 risk-based capital	9.86	10.26	11.98	11.69	9.70
Total risk-based capital	10.72	11.33	13.23	12.94	10.95

The decline in the risk-based capital ratios over the past two years relates primarily to the Company’s acquisitions, which increased risk-weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in equity.

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At December 31, 2006, UCB’s total allowance for loan losses was $62.0 million, which represented 0.93% of loans held in portfolio.

UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loans held in portfolio categories as a whole and a specific reserve for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loans held in portfolio and are assessed individually.

In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through ongoing review.

As of June 30, 2006, UCB completed its annual methodology review for establishing its loss factors for pass rated and criticized loans. The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses, which is in turn based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.

UCB assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2006, UCB effected further refinements in the determination of certain loss factors. This refinement focused primarily on the continued development of the expected loss approach, and resulted in a revision and lowering of the loss factors applied to criticized and classified loans for all of the major loan portfolio categories. UCB also refined certain historical, qualitative and economic surcharge pass rate factors during 2006.

The second component of the allowance for loan losses, the specific reserve, applies to loans that are considered impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

The overall allowance level declined $2.5 million from December 31, 2005. This change includes a $19.4 million reduction from changes in loss factors and a $10.2 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by a $7.3 million allowance for loan losses acquired from Summit, $15.0 million from organic loan growth and $4.5 million from migrations in loan quality and repayments or sale of criticized loans.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.

There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others required UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance for loan losses adequately address all of the components to estimate inherent credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for credit losses, which would negatively impact the Company’s results of operations in future periods. As an example, if classified loans were to increase by 10% in the same proportion as the existing portfolio, the amount of the allowance for loan losses at December 31, 2006, would increase by approximately $377,000. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in the level of the criticized and classified loans may have on the allowance estimation process. UCB continually evaluates its allowance for loan losses methodology, seeking to refine and enhance this process as appropriate.

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

Whenever UCB initiates a loan transfer, the first determination that it must make in connection with the transaction is whether the transfer constitutes a sale under accounting principles generally accepted in the United States of America. If it does, the assets are removed from UCB’s consolidated statement of financial condition with a gain or loss recognized. Otherwise, the transfer is considered to be a financing, resulting in no gain or loss being recognized on the transfer and is recorded as a liability on UCB’s consolidated statement of financial condition. Generally, UCB’s loan transfers have been structured to meet the existing criteria for sale treatment.

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

UCB uses a third-party service to calculate the ongoing fair values of the servicing rights and retained interests subsequent to the transaction date. In valuing the servicing rights and retained interests, UCB stratifies its mortgage servicing rights based on the risk characteristics of the underlying loan pools. The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that UCB believes market participants would use for similar assets. These value estimations require a number of assumptions, including:

•	annualized prepayment speed of the loans;

•	weighted average life of the loans;

•	expected annual net credit loss rate; and

•	discount rate for the residual cash flows.

If the carrying amounts of the servicing assets and residual interests are greater than their fair values, impairment is recognized through a valuation allowance for each type of asset.

Since the valuations are based upon estimates and assumptions, any unfavorable differences between the actual outcome of the future performance of the sold loans and our estimates and assumptions could result in future impairment in excess of that currently recorded. For example, if prepayment speeds were to change adversely in a static environment by 10%, the fair value of our mortgage servicing rights would decrease by $770,000. A 20% adverse change would reduce the fair value by $1.5 million. If the discount rate for the residual cash flows were to change adversely by 100 basis points, the fair value of our mortgage servicing rights would decrease by $442,000. A 200 basis points adverse change would reduce the fair value by $864,000.

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

As of September 30, 2006, we performed our annual goodwill impairment evaluation for the entire organization. Step one was performed by using a market value approach for the reporting units. In the market value approach, we determined the Company’s market capitalization and compared that to the Company’s stockholders’ equity.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Dividend yield	0.61%	0.60%	0.44%
Volatility	29.88%	29.03%	21.99%
Risk-free interest rate	4.72%	4.22%	4.24%
Expected lives (years)	7.47	7.50	7.56

The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. The increase in average volatility rate is a result of UCBH’s stock price being more unstable during the year ended December 31, 2006, as compared to same period in 2005. The increase in the risk free interest rate reflects the higher U.S. Treasury yields for the year ended December 31, 2006, as compared to the same period in 2005.

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

Effective December 27, 2005, UCBH’s Board of Directors authorized UCBH to accelerate the vesting of all unvested options associated with grants issued on or prior to October 26, 2005. The decision to accelerate the vesting of the options, which UCBH believes was in the best interests of its stockholders, was made primarily to reduce the impact of recording approximately $16.4 million of noncash compensation expense, net of taxes, over the period of 2006 through 2008 upon the implementation of SFAS No. 123(R). The options acceleration was treated as a modification of the terms of the existing option grants, thereby requiring a new value measurement as of the acceleration date. Any increase between the newly measured value and the original grant price is viewed as additional intrinsic value and may need to be included in future compensation expense under certain conditions related to prospective employee terminations.

Income Taxes

The provision for income taxes is based on income reported for financial statement purposes and differs from the amount of taxes currently payable, because certain income and expense items are reported for financial statement purposes in different periods than those for tax reporting purposes.

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

As part of the computation of the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses and the treatment of tax contingencies. There is a possibility that these estimates and assumption may be disallowed as part of an audit by the various taxing authorities that the Company is subject to. Any differences between items taken as deductions in our tax provision computations and those allowed by the taxing authorities could result in additional income tax expense in future periods.

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

Loans Held For Sale.  A loan is classified as being held-for-sale when it has been identified as either available to be sold or when it has been included in a pool of loans that are awaiting sale. During 2006, loans held for sale included SBA loans, commercial real estate loans and multifamily loans. As of December 31, 2006, only commercial real estate loans and SBA loans were included in the portfolio. Loans held for sale are valued at the lower of cost or fair market value. Unless otherwise indicated, loans held for sale are not included in any of the disclosures or discussions that address the loan portfolio, including the allowance for loan losses, outstanding balances and portfolio performance indicators for loans held in portfolio.

Whenever UCB determines that a loan is for sale, the loan is transferred from loans held in portfolio to loans held for sale. At that time, UCB computes the market value of the loan and compares that value with the carrying amount of the loan. If the market value is less than the carrying amount, UCB writes down the carrying amount to the market value through a charge to the income statement.

UCB uses outside service companies to calculate the market value of its held for sale loans. For SBA loans, the service performing the valuation uses market prices for similar loans to determine the value of the non-guaranteed portion of each loan. For commercial loans, the outside service uses a collateralized mortgage-backed securities pricing matrix in which loans are converted to an equivalent investment using various key factors associated with the loan. These factors include the contractual interest rate, maturity date, loan to value ratio, and current credit risk rating of the loan, among others. The equivalent investment is then given a market value rating and an associated premium or discount is assigned to the loan. The related estimated selling costs associated with each loan are also included in the valuation calculation.

Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 159 will have on its financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no defined benefit pension plan and the adoption of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108

provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB No. 108 did not have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has performed an assessment of the effects of adopting FIN 48 and has determined that such adoption will result in a decrease in goodwill, with an offsetting increase in current tax receivables, of approximately $2.6 million.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Financial Highlights (Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,					Year Ended December 31,
			Increase (Decrease)					Increase (Decrease)
	2006	2005	Amount		%	2005	2004	Amount		%
Operating Data:
Interest & dividend income:
Loans	$448,650	$333,159	$115,491		34.67	$333,159	$226,292	$106,867		47.23
Investment & mortgage-backed securities:
Taxable	62,418	55,369	7,049		12.73	55,369	62,674	(7,305)		(11.66)
Tax-exempt	10,717	10,617	100		0.94	10,617	9,477	1,140		12.03
FHLB stock	3,006	1,134	1,872		165.08	1,134	972	162		16.67
Funds sold and due from bank	5,707	2,121	3,586		169.07	2,121	649	1,472		226.81
Securities purchased under agreements to resell	4,515	—	4,515		—	—	—	—		—

Total interest & dividend income	535,013	402,400	132,613		32.96	402,400	300,064	102,336		34.10

Interest expense:
Deposits	210,059	123,317	86,742		70.34	123,317	67,267	56,050		83.32
Securities sold under agreements to repurchase	5,313	—	5,313		—	—	—	—		—
Short-term borrowings and federal funds purchased	10,178	10,605	(427)		(4.03)	10,605	2,165	8,440		389.84
Subordinated debentures	12,106	9,353	2,753		29.43	9,353	8,185	1,168		14.27
Long-term borrowings	33,424	18,635	14,789		79.36	18,635	14,966	3,669		24.52

Total interest expense	270,180	161,910	109,170		67.43	161,910	92,583	69,327		74.88

Net interest income	263,933	240,490	23,443		9.75	240,490	207,481	33,009		15.91
Provision for loan losses	3,842	6,091	(2,249)		(36.92)	6,091	4,201	1,890		44.99

Net interest income after provision for loan losses	260,091	234,399	25,692		10.96	234,399	203,280	31,119		15.31

Noninterest income:
Commercial banking fees	15,444	10,607	4,837		45.60	10,607	8,254	2,353		28.51
Service charges on deposits	3,722	3,038	684		22.51	3,038	2,654	384		14.47
Gain (loss) on sale of securities, net	206	(5)	211		(4,220.00)	(5)	12,713	(12,718)		(100.04)
Gain on sale of SBA loans, net	2,930	3,356	(426)		(12.69)	3,356	1,463	1,893		129.39
Gain on sale of commercial & multifamily real estate loans, net	17,812	12,207	5,605		45.92	12,207	7,732	4,475		57.88
Lower of cost or market adjustment on loans held for sale	76	(1,152)	1,228		(106.60)	(1,152)	—	(1,152)		—
Equity loss in other equity investments	(1,106)	(2,296)	1,190		(51.83)	(2,296)	(2,210)	(86)		3.89
Acquisition termination fee	5,000	—	5,000		—	—	—	—		—
Other fees	3,059	929	2,130		229.28	929	271	658		242.80

Total noninterest income	47,143	26,684	20,459		76.67	26,684	30,877	(4,193)		(13.58)

Noninterest expense:
Personnel	88,616	60,152	28,464		47.32	60,152	50,931	9,221		18.10
Occupancy	16,189	12,238	3,951		32.28	12,238	10,164	2,074		20.41
Data processing	9,890	6,847	3,043		44.44	6,847	5,896	951		16.13
Furniture & equipment	7,100	6,534	566		8.66	6,534	6,458	76		1.18
Professional fees & contracted services	9,855	10,763	(908)		(8.44)	10,763	7,496	3,267		43.58
Deposit insurance	784	742	42		5.66	742	774	(32)		(4.13)
Communication	1,071	955	116		12.15	955	1,287	(332)		(25.80)
Core deposit intangible amortization	2,342	1,345	997		74.13	1,345	1,282	63		4.91
Loss (gain) on extinguishment of subordinated debentures & borrowings	(360)	1,246	(1,606)		(128.89)	1,246	—	1,246		—
Other general & administrative	19,933	16,091	3,842		23.88	16,091	14,865	1,226		8.25

Total noninterest expense	155,420	116,913	38,507		32.94	116,913	99,153	17,760		17.91

Income before income tax expense	151,814	144,170	7,644		5.30	144,170	135,004	9,166		6.79
Income tax expense	50,937	46,344	4,593		9.91	46,344	49,401	(3,057)		(6.19)

Net income	$100,877	$97,826	$3,051		3.12	$97,826	$85,603	$12,223		14.28

Per Share Data:
Basic earnings per share(1)	$1.07	$1.06	$0.01		0.94	$1.06	$0.95	$0.11		11.58
Diluted earnings per share(1)	1.03	1.02	0.01		0.98	1.02	0.90	0.12		13.33
Dividends declared per share(1)	0.120	0.100	0.020		20.00	0.100	0.080	0.020		25.00
Operating Ratios and Other Data:
Return on average assets	1.23%	1.40%	(17	)bp*	(12.14)	1.40%	1.44%	(4	)bp*	(2.78)
Return on average equity	15.59	18.42	(283)		(15.36)	18.42	18.92	(50)		(2.64)
Efficiency ratio(2)	49.96	43.76	620		14.17	43.76	41.60	216		5.19
Noninterest expense to average assets	1.89	1.68	21		12.50	1.68	1.67	1		0.60
Average equity to average assets	7.88	7.61	27		3.55	7.61	7.62	(1)		(0.13)
Dividend payout ratio(3)	11.65	9.80	185		18.88	9.80	8.89	91		10.24
Net loan charge-offs to average loans held in portfolio	0.17	0.03	14		466.67	0.03	0.11	(8)		(72.73)
Interest rate spread(4)	2.98	3.33	(35)		(10.51)	3.33	3.51	(18)		(5.13)
Net interest margin(4)	3.45	3.66	(21)		(5.74)	3.66	3.72	(6)		(1.61)

(1)	The Company completed a two-for-one stock split during the year ended December 31, 2005. Accordingly, for the year ended December 31, 2004, basic earnings per share, diluted earnings per share and dividends per share have been restated to reflect the effect of the stock split.

(2)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(3)	Dividends declared per share as a percentage of diluted earnings per share.

(4)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $16.5 million, $15.8 million and $14.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

*	Basis point

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

The consolidated net income of the Company for the year ended December 31, 2006, increased by $3.1 million, or 3.1%, to $100.9 million, compared to $97.8 million for the same period in 2005. The ROE and ROA ratios for the year ended December 31, 2006, were 15.59% and 1.23%, respectively. These amounts compare with the ROE ratio of 18.42% and the ROA ratio of 1.40% for the year ended December 31, 2005. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and acquisitions that were consummated in the latter part of 2006. Additionally, a tax benefit of $3.9 million associated with the repatriation of earnings from a foreign subsidiary contributed to a higher ROE and ROA for 2005. The efficiency ratio was 49.96% for the year ended December 31, 2006, compared with 43.76% for the same period in 2005. The higher efficiency ratio increase is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share were $1.03 and $1.02 for the years ended December 31, 2006 and 2005, respectively.

Net Interest Income and Net Interest Margin.  The increase in net interest income for the year ended December 31, 2006, compared to the same period in 2005 was principally due to a $1.1 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with the Pacifica Bancorp, Inc. (“Pacifica”) and Asian American Bank & Trust Company (“AABT”) acquisitions. The average cost of deposits increased 115 basis points from 2.22% for the year ended December 31, 2005, to 3.37% for the year ended December 31, 2006, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 91 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices continued to rise. The yield on taxable securities also increased for the year ended December 31, 2006, compared to the same period in 2005 as a result of purchases of higher-yielding securities during 2006.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the year ended December 31, 2006 and 2005 (dollars in thousands):

	2006				2005
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid

Nontaxable equivalent basis:
Interest-earning assets
Loans(1)(2)	$6,079,574		$448,650	7.38%	$5,148,952		$333,159	6.47%
Taxable securities(3)	1,296,231		62,418	4.82	1,220,897		55,369	4.54
Tax-exempt securities(3)	224,295		10,717	4.78	222,196		10,617	4.78
FHLB Stock	48,645		3,006	6.18	67,611		1,134	1.68
Securities purchased under agreements to resell	60,822		4,515	7.42	—		—	—
Other	117,096		5,707	4.87	56,179		2,121	3.78

Total interest-earning assets	7,826,663		535,013	6.84	6,715,835		402,400	5.99
Noninterest-earning assets	382,187		—		259,142		—

Total assets	$8,208,850		$535,013		$6,974,977		$402,400

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,300,150		$41,282	3.18	$1,095,964		$20,572	1.88
Savings accounts	713,068		9,527	1.34	841,271		9,336	1.11
Time deposits	3,677,491		159,250	4.33	3,169,956		93,409	2.95

Total interest-bearing deposits	5,690,709		210,059	3.69	5,107,191		123,317	2.41
Securities sold under agreements to repurchase	152,059		5,313	3.49	—		—	—
Short-term borrowings and federal funds purchased	224,883		10,178	4.53	304,251		10,605	3.49
Long- term borrowings	683,978		33,424	4.89	361,411		18,635	5.16
Subordinated debentures	152,136		12,106	7.96	131,901		9,353	7.09

Total interest-bearing liabilities	6,903,765		271,080	3.93	5,904,754		161,910	2.74
Noninterest-bearing deposits	544,910		—		448,301		—
Other noninterest-bearing liabilities	113,089		—		90,800		—
Stockholders’ equity	647,086		—		531,122		—

Total liabilities and stockholders’ equity	$8,208,850		$271,080		$6,974,977		$161,910

Net interest-earning assets/net interest income/net interest rate spread(4)	$922,898		$263,933	2.91%	$811,081		$240,490	3.25%

Net interest margin(5)				3.37%				3.58%

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.14	x

Tax equivalent basis:
Total interest-earning assets(6)	$7,826,663		$540,784	6.91%	$6,715,835		$407,562	6.07%
Total interest-bearing liabilities	6,903,765		271,080	3.93	5,904,754		161,910	2.74

Net interest-earning assets/net interest income/net interest rate spread(4)	$922,898		$269,704	2.98%	$811,081		$245,652	3.33%

Net interest margin(5)				3.45%				3.66%

Average cost of deposits:
Total interest-bearing deposits	$5,690,709		$210,059	3.69%	$5,107,191		$123,317	2.41%
Noninterest-bearing deposits	544,910		—		448,301		—

Total deposits	$6,235,619		$210,059	3.37%	$5,555,492		$123,317	2.22%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from tax-exempt securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $16.5 million and $15.8 million for the years ended December 31, 2006 and 2005, respectively.

The decline in the net interest margin for the year ended December 31, 2006, compared to same period in 2005 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.

The net interest margin, calculated on a tax equivalent basis, was 3.45% for the year ended December 31, 2006, as compared to 3.66% for 2005. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers partially offset by higher loan yields.

Average interest-earning assets for the year ended December 31, 2006, increased 16.5% compared to the year ended December 31, 2005, primarily as a result of organic construction and business loan growth and the assets acquired from the Pacifica and AABT acquisitions. Average outstanding loans increased by $930.6 million for the year ended December 31, 2006, from the year ended December 31, 2005, principally as a result of UCB’s continued focus on commercial lending activities. Average commercial loan balances increased 19.2% compared to the corresponding period of 2005, primarily due to UCB’s past emphasis on commercial real estate, continued emphasis on commercial business loans and expansion of its Hong Kong branch. Average consumer loans for the year ended December 31, 2006, increased $48.9 million, or 8.7%, compared to the same period in 2005. As of December 31, 2006, total loans represented 65.5% of total assets. New loan commitments of $3.51 billion for the year ended December 31, 2006, were comprised of $3.38 billion in commercial loan commitments and $128.6 million in consumer loan commitments.

Average investment and mortgage-backed securities for the year ended December 31, 2006, increased $77.4 million, or 5.4%, from the year ended December 31, 2005. In preparation for the closing of the acquisitions of Summit and The Chinese American Bank, the Company increased its securities portfolio in the fourth quarter of 2006. The Company anticipates a reduction in the securities portfolio during the first and early second quarter of 2007 as Summit is integrated into UCB and as The Chinese American Bank acquisition closes. One of the Company’s long-term goals is to reduce the investment and mortgage-backed securities portfolio to a range of 10% to 15% of total assets.

Average total deposits increased $680.1 million, or 12.2%, for the year ended December 31, 2006, from the year ended December 31, 2005, reflecting UCB’s ongoing focus on the generation of commercial and consumer demand deposits. In addition, UCB also had $179.3 million in brokered deposits at December 31, 2006. Average interest-bearing deposits increased to $5.69 billion for the year ended December 31, 2006, up 11.4% from the year ended December 31, 2005, and average noninterest-bearing deposits increased to $544.9 million, or 21.6%, for the year ended December 31, 2006, compared to the year ended December 31, 2005.

The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2006 to 2005, are as follows (dollars in thousands):

	Year Ended December 31, 2006 Compared to 2005
	Changes due to
	Volume	Rate	Total

Interest income:
Loans	$60,215	$55,276	$115,491
Taxable securities	3,416	3,633	7,049
Tax-exempt securities	100	—	100
FHLB stock	(318)	2,190	1,872
Securities purchased under agreements to resell	—	4,515	4,515
Other	2,300	1,286	3,586

Total interest income on interest-earning assets	65,713	66,900	132,613

Interest expense:
Deposits:
NOW, checking, and money market accounts	3,833	16,877	20,710
Savings accounts	(1,423)	1,614	191
Time deposits	14,956	50,885	65,841
Securities sold under agreements to repurchase	—	5,313	5,313
Short-term borrowings and federal funds purchased	(2,766)	2,339	(427)
Long-term borrowings	16,632	(1,843)	14,789
Subordinated debentures	1,435	1,318	2,753

Total interest expense on interest-bearing liabilities	32,667	76,503	109,170

Increase (decrease) in net interest income	$33,046	$(9,603)	$23,443

Provision for Loan Losses.  The provision for loan losses for 2006 is reflective of the general improvements in credit quality, loan growth, changes in the mix of the loan portfolio, reductions in classified loans, and charge-offs, all of which combined resulted in a net reduction in the provision compared with 2005. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.

Noninterest Income.  Noninterest income increased by $20.5 million, or 76.7%, for the year ended December 31, 2006, compared to the same period in 2005. The increase included a $5.0 million acquisition termination fee from Great Eastern Bank and $1.6 million of interest income related to refunds from amended income tax returns. Commercial banking fees increased to $15.4 million for the year ended December 31, 2006, compared to $10.6 million for the same period in 2005. The increase reflects the growth in trade finance activity, merchant card activity, other commercial banking fees and fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans increased to $17.8 million for the year ended December 31, 2006, from $12.2 million for the same period in 2005 as a result of increased sales volume and higher pricing spreads. The lower of cost or market adjustment related to loans held for sale reflects a $76,000 recovery related to previously recognized write down of loans held for sale to market for the year ended December 31, 2006, compared to a $1.2 million loss related to multifamily real estate loans transferred from held for sale to held in portfolio for the same period in 2005. Additionally, UCB had a reduction of equity losses in other equity investments to $1.1 million for the year ended December 31, 2006, from $2.3 million for the same period in 2005 primarily attributable to $998,000 of equity income from CRA qualified investments.

Noninterest Expense.  Noninterest expense increased $38.5 million, or 32.9%, for the year ended December 31, 2006, compared to the same period in 2005. For the year ended December 31, 2006, personnel expenses increased $28.5 million, or 47.3%, from the same period in 2005 due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Pacifica and AABT acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Pacifica and AABT acquisitions and other incentive bonuses totaling $5.5 million were recognized during the year ended December 31, 2006. Personnel expenses also included $2.2 million in stock compensation expense related to the January 1, 2006, adoption of SFAS No. 123(R). Occupancy expenses increased $4.0 million, or 32.3%, for the year ended December 31, 2006, compared to the same period in 2005 as a result of the opening of new branches and the operations of Pacifica and AABT. Data processing expenses increased $3.0 million, or 44.4%, for the year ended December 31, 2006, compared to same period in 2005 primarily as a result of $714,000 related to the conversion of the loan and deposit systems at Pacifica and AABT. Core deposit intangible amortization increased $997,000, or 74.1%, for the year ended December 31, 2006, compared to the same period in 2005 as a result of the additional amortization of the core deposit intangibles associated with the Pacifica and AABT acquisitions. Other general and administrative expenses increased by $3.8 million, or 23.9%, for the year ended December 31, 2006, compared to the same period in 2005 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses. All of these increases were partially offset by a gain on extinguishment of borrowings of $360,000 for the year ended December 31, 2006, as compared to a loss on extinguishment of subordinated debentures and borrowings of $1.2 million for the year ended December 31, 2005, which was primarily from the write-off of unamortized subordinated debenture issuance costs.

Income Tax Expense.  The effective tax rate for the year ended December 31, 2006, was 33.6%, compared with 32.1% for the year ended December 31, 2005. The effective tax rate for the year ended December 31, 2006, reflects an income tax benefit of $4.0 million related to additional Enterprise Zone tax benefit for the years ending prior to December 31, 2006. The effective tax rate for the year ended December 31, 2005, reflects an income tax benefit of $3.9 million related to UCB’s decision to repatriate earnings from a foreign subsidiary. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

The consolidated net income of the Company for the year ended December 31, 2005, increased by $12.2 million, or 14.3%, to $97.8 million, compared to $85.6 million for the year ended December 31, 2004. The ROE and ROA ratios for the year ended December 31, 2005, were 18.42% and 1.40%, respectively. These amounts compare with the ROE and ROA ratios of 18.92% and 1.44%, respectively, for the year ended December 31, 2004. These lower ratios are reflective of the increases in the growth rates of assets and equity that exceeded the growth in net income. The efficiency ratio was 43.76% for the year ended December 31, 2005, compared with 41.60% for the same period in 2004. The efficiency ratio increased primarily due to higher personnel costs, occupancy costs, professional fees and contracted services, and the loss on extinguishment of subordinated debentures for the year ended December 31, 2005, compared with the year ended December 31, 2004. Diluted earnings per share were $1.02 for the year ended December 31, 2005, compared with $0.90 on a post-split basis for the year ended December 31, 2004.

Net Interest Income and Net Interest Margin.  The increase in net interest income was principally due to a $998.2 million increase in average interest-earning assets, which resulted primarily from organic loan growth. The average cost of deposits increased 83 basis points from 1.39% for the year ended December 31, 2004, to 2.22% for the year ended December 31, 2005, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 92 basis point increase in average loan yields from 5.55% for the year ended December 31, 2004, to 6.47% for the year ended December 31, 2005. The increase in loan yield reflects repricing of adjustable-rate loans resulting from higher market interest rate indices. The taxable securities yield decreased from 4.58% for the year ended December 31, 2004, to 4.54% for the year ended December 31, 2005. The tax-exempt securities yields decreased from 4.79% for the year ended December 31, 2004, to 4.78% for the year ended December 31, 2005. The decrease in the taxable securities yields is attributable to lower-yielding securities.

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

	2005				2004
				Average			Average
			Interest	Yields		Interest	Yields
	Average		Income/	Earned/	Average	Income/	Earned/
	Balance		Expense	Rates Paid	Balance	Expense	Rates Paid

Interest-earning assets
Loans(1)(2)	$5,148,952		$333,159	6.47%	$4,077,799	$226,292	5.55%
Taxable securities(3)	1,220,897		55,369	4.54	1,367,512	62,674	4.58
Tax-exempt securities(3)	222,196		10,617	4.78	197,885	9,477	4.79
FHLB stock	67,611		1,134	1.68	43,643	972	2.23
Other	56,179		2,121	3.78	30,770	649	2.11

Total interest-earning assets	6,715,835		402,400	5.99	5,717,609	300,064	5.25
Noninterest-earning assets	259,142		—		222,289	—

Total assets	$6,974,977		$402,400		$5,939,898	$300,064

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,095,964		$20,572	1.88%	$827,861	$9,295	1.12%
Savings accounts	841,271		9,336	1.11	921,106	8,451	0.92
Time deposits	3,169,956		93,409	2.95	2,699,287	49,521	1.83

Total interest-bearing deposits	5,107,191		123,317	2.41	4,448,254	67,267	1.51
Short-term borrowings and federal funds purchased	304,251		10,605	3.49	172,225	2,165	1.26
Long- term borrowings	361,411		18,635	5.16	299,252	14,966	5.00
Subordinated debentures	131,901		9,353	7.09	136,000	8,185	6.02

Total interest-bearing liabilities	5,904,754		161,910	2.74	5,055,731	92,583	1.83
Noninterest-bearing deposits	448,301		—		374,269	—
Other noninterest-bearing liabilities	90,800		—		57,445	—
Stockholders’ equity	531,122		—		452,453	—

Total liabilities and stockholders’ equity	$6,974,977		$161,910		$5,939,898	$92,583

Net interest-earning assets/net interest income/net interest rate spread(4)	$811,081		$240,490	3.25%	$661,878	$207,481	3.42%

Net interest margin(5)				3.58%			3.63%

Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.13x

Tax equivalent basis:
Total interest-earning assets(6)	$6,715,835		$407,562	6.07%	$5,717,609	$305,415	5.34%
Total interest-bearing liabilities	5,904,754		161,910	2.74	5,055,731	92,583	1.83

Net interest-earning assets/net interest income/net interest rate spread(4)	$811,081		$245,652	3.33%	$661,878	$212,832	3.51%

Net interest margin(5)				3.66%			3.72%

Average cost of deposits:
Total interest-bearing deposits	$5,107,191		$123,317	2.41%	$4,448,254	$67,267	1.51%
Noninterest-bearing deposits	448,301		—		374,269	—

Total deposits	$5,555,492		$123,317	2.22%	$4,822,523	$67,267	1.39%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from tax-exempt securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $15.8 million and $14.8 million for the years ended December 31, 2005 and 2004, respectively.

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

Average investment and mortgage-backed securities for the year ended December 31, 2005, were down $122.3 million, or 7.8%, from the year ended December 31, 2004. At December 31, 2005, the investment and mortgage-backed securities portfolio represented 17.9% of total assets.

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

The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2005 to 2004, are as follows (dollars in thousands):

	Year Ended December 31, 2005 Compared to 2004
	Changes due to
	Volume	Rate	Total

Interest income:
Loans	$59,442	$47,425	$106,867
Taxable securities	(6,719)	(586)	(7,305)
Tax-exempt securities	1,164	(24)	1,140
FHLB stock	534	(372)	162
Other	536	936	1,472

Total interest income on interest-earning assets	54,957	47,379	102,336

Interest expense:
Deposits:
NOW, checking, and money market accounts	3,010	8,267	11,277
Savings accounts	(732)	1,617	885
Time deposits	8,635	35,253	43,888
Short-term borrowings and federal funds purchased	1,660	6,780	8,440
Long-term borrowings	3,109	560	3,669
Subordinated debentures	(247)	1,415	1,168

Total interest expense on interest-bearing liabilities	15,435	53,892	69,327

Increase (decrease) in net interest income	$39,522	$(6,513)	$33,009

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses.  For the year ended December 31, 2005, the provision for loan losses was $6.1 million, compared to $4.2 million for 2004. The higher provision for 2005 reflects the growth in the loan portfolio partially offset by reductions in certain loss factors used in determining the appropriate level of the allowance for loan losses.

Noninterest Income.  Noninterest income decreased by $4.2 million, or 13.6%, for the year ended December 31, 2005, compared to the year ended December 31, 2004. The decrease was primarily attributable to a decrease in gains from the sale of securities. UCB incurred a $5,000 loss on sale of securities for the year ended December 31, 2005, as compared to a $12.7 million gain on sale of securities for 2004. In addition, UCB incurred $1.2 million in unrealized losses resulting from lower of cost or market adjustments on multifamily and commercial real estate loans in the loans held for sale portfolio during the year ended December 31, 2005. These factors were partially offset by an increase in gains on sale of multifamily real estate and other loans of $12.2 million for the year ended December 31, 2005, compared to $7.7 million for the same period in 2004. In addition, there was an increase in commercial banking fees to $10.6 million for the year ended December 31, 2005, compared to $8.3 million for the same period in 2004. Included in the loss on sale of securities for the year ended December 31, 2005, was a gain of $614,000 resulting from the sale of $29.7 million of securities classified as available for sale to provide funding for executing the Company’s plan required by the American Jobs Creation Act of 2004 (“AJCA”).

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

Occupancy expenses increased by 20.41% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of a write-off of leasehold improvements, the opening of new branches in California and New York, completion of the relocation of the San Francisco headquarters and the expansion of the Hong Kong branch. Also, for the year ended December 31, 2005, occupancy expenses reflect a full year of occupancy expenses related to branches and representative offices, which had been opened during the latter part of 2004. Professional fees and contracted services increased by 43.6% for the year ended December 31, 2005, compared to the year ended December 31, 2004, as a result of higher consulting fees resulting from continued self-assessment and compliance related to the requirements of the Sarbanes-Oxley Act of 2002. The Company also incurred a loss on the extinguishment of its 9.375% junior subordinated debentures due May 1, 2028, of $1.2 million from the write-off of the unamortized subordinated debenture issuance costs for the year ended December 31, 2005.

Income Tax Expense.  Income tax expense was $46.3 million on income before taxes of $144.2 million for the year ended December 31, 2005, compared to $49.4 million on income before taxes of $135.0 million for the same period in 2004. The effective tax rate for the year ended December 31, 2005, was 32.1%, compared with 36.6% for the year ended December 31, 2004. These rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, increased enterprise zone tax benefits and the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary more fully described below.

During the three months ended June 30, 2005, the Company elected to repatriate approximately $26.7 million in previously unremitted foreign earnings. During the three months ended December 31, 2005, the Company repatriated $26.7 million in previously unremitted foreign earnings. As a result, the Company has recorded current taxes payable on such previously unremitted foreign earnings of approximately $703,000. In addition, the Company has recorded a reduction to deferred tax liabilities of approximately $4.6 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary. This resulted in a net tax benefit of approximately $3.9 million.

BUSINESS SEGMENT RESULTS

Currently, UCB comprises substantially all of the Company’s operations. In addition, no portion of UCB meets the thresholds designated by generally accepted accounting principles for separate segment disclosures. As a result, the previous discussion of the results of operations and the subsequent balance sheet analyses are applicable to UCB as well as to the Company. See Note 27 to the Consolidated Financial Statements for additional information on the Company’s segments.

BALANCE SHEET ANALYSIS

Investment Securities

UCB maintains an investment and mortgage-backed securities portfolio (“Investment Securities Portfolio”) to provide both liquidity and to enhance the income of the organization. The Investment Securities Portfolio is comprised of two segments: Available for Sale (“AFS”) and Held to Maturity (“HTM”). UCB’s AFS Investment Securities Portfolio is recorded at fair value, with unrealized changes in the fair value of the securities reflected as accumulated other comprehensive income (loss). At the end of each month, UCB adjusts the carrying value of its AFS Investment Securities Portfolio to reflect the current fair value of each security. The HTM Investment Securities Portfolio is carried at amortized cost. At the time a security is purchased, UCB classifies the security as either AFS or HTM. The securities are classified as HTM if UCB has the positive intent and ability to hold such securities to maturity.

UCB’s Investment Securities Portfolio investments are governed by an Asset/Liability Policy (“A/L Policy”), which was approved by UCB’s Board of Directors. The A/L Policy sets exposure limits for selected investments, as a function of total assets, total securities and Tier 1 capital, as well as the maximum maturity and duration limits. The A/L Policy also limits the concentration in a particular investment as a function of the total issue. Finally, the A/L Policy sets goals for each type of investment with respect to ROA, ROE and total risk-based capital ratio and also sets limits for interest rate sensitivity for each type of investment.

Investments permitted by the A/L Policy include United States Government obligations, United States Government sponsored enterprises securities, municipal obligations, investment grade securities, commercial paper, corporate debt, money market mutual funds and guaranteed preferred beneficial interests in junior subordinated debentures. UCB’s Board of Directors has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.

The amortized cost and market value of the Investment Securities Portfolio at December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006		2005		2004
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Investment securities available for sale:
Collateralized debt obligations	$38,445	$38,134	$—	$—	$—	$—
Trust preferred securities	—	—	33,443	32,946	18,441	18,219
U.S. Government sponsored enterprises notes	588,621	583,040	159,655	155,185	232,594	230,046
U.S. Government sponsored enterprises discount notes	249,024	249,085	—	—	—	—
U.S. Treasury Bill	73,183	73,200	—	—	—	—
Municipals	58,325	58,325	—	—	—	—
Commercial paper	49,952	49,952	—	—	—	—
Other	10,000	9,875	11,012	10,911	—	—

Total investment securities available for sale	1,067,550	1,061,611	204,110	199,042	251,035	248,265

Mortgage-backed securities available for sale:
FNMA	515,711	502,697	355,135	344,190	366,307	363,097
GNMA	87,866	84,605	88,184	85,033	106,501	105,072
FHLMC	313,991	304,284	302,540	292,316	288,789	285,965
Other	200,832	196,259	202,264	197,143	167,719	166,741

Total mortgage-backed securities available for sale	1,118,400	1,087,845	948,123	918,682	929,316	920,875

Total investment and mortgage-backed securities available for sale	2,185,950	2,149,456	1,152,233	1,117,724	1,180,351	1,169,140

Investment securities held to maturity:
Municipals	222,638	229,358	225,573	232,279	215,594	222,297

Mortgage-backed securities held to maturity:
FNMA	4,372	4,200	5,112	4,923	5,765	5,689
GNMA	63,122	61,367	77,261	76,133	102,439	102,595
FHLMC	541	521	662	639	1,404	1,388

Total mortgage-backed securities held to maturity	68,035	66,088	83,035	81,695	109,608	109,672

Total investment and mortgage-backed securities held to maturity	290,673	295,446	308,608	313,974	325,202	331,969

Total investment and mortgage-backed securities	$2,476,623	$2,444,902	$1,460,841	$1,431,698	$1,505,553	$1,501,109

The increase in the Investment Securities Portfolio for 2006 compared to 2005 is primarily due to $1.43 billion purchases of investment and mortgage-backed securities, $258.3 million of investment and mortgage-backed securities from the Summit acquisition and UCB’s securitization of residential mortgage loans with mortgage servicing rights retained through the Federal National Mortgage Association (“FNMA”) for $174.7 million of mortgage-backed securities on September 1, 2006. UCB securitized these loans to improve the Company’s and UCB’s risk-based capital.

As of December 31, 2006, the amortized cost and the market value of the AFS Investment Securities Portfolio were $2.19 billion and $2.15 billion, respectively. The total net of tax unrealized loss on these securities was $36.5 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a gain of $4.8 million, has not been recognized in the financial statements as of December 31, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or Federal Home Loan Bank. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GNMA and Federal Home Loan Mortgage Corporation (“FHLMC”), as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA or AA. There have been no deteriorations of credit quality that would contribute to impairment. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

Since UCB has the intent and ability to hold its available-for-sale securities until recovery of the par amount, which could be maturity, UCB has concluded that the decline in value on these securities is temporary.

The carrying value, weighted average yields and contractual maturities of the Investment Securities Portfolio at December 31, 2006, were as follows (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Investment securities available for sale:
Collateralized debt obligations	$—	—%	$—	—%	$—	—%	$38,134	5.75%	$38,134	5.75%
U.S. Government sponsored enterprises notes	21,956	5.32	419,171	5.25	141,913	5.36	—	—	583,040	5.28
U.S. Government sponsored enterprises discount notes	249,085	5.21	—	—	—	—	—	—	249,085	5.21
U.S. Treasury Bill	73,200	5.09	—	—	—	—	—	—	73,200	5.09
Municipals	—	—	4,255	5.72	2,947	5.67	51,123	6.24	58,325	6.17
Commercial paper	49,952	5.32	—	—	—	—	—	—	49,952	5.32
Other	—	—	—	—	—	—	9,875	5.98	9,875	5.98

Total investment securities available for sale	394,193	5.21	423,426	5.25	144,860	5.37	99,132	6.02	1,061,611	5.32

Mortgage-backed securities available for sale:
FNMA	5	5.50	9,021	4.64	41,460	4.68	452,211	4.91	502,697	4.88
GNMA	—	—	—	—	1,710	5.71	82,895	4.60	84,605	4.62
FHLMC	—	—	15,491	4.84	33,177	4.75	255,616	4.75	304,284	4.76
Other	—	—	—	—	—	—	196,259	5.95	196,259	5.95

Total mortgage-backed securities available for sale	5	5.50	24,512	4.77	76,347	4.73	986,981	5.05	1,087,845	5.02

Total investment and mortgage-backed securities available for sale	394,198	5.21	447,938	5.23	221,207	5.15	1,086,113	5.13	2,149,456	5.17

Investment securities held to maturity:
Municipals(1)	—	—	—	—	2,501	4.88	220,137	4.76	222,638	4.76

Mortgage-backed securities held to maturity:
FNMA	—	—	—	—	—	—	4,372	4.65	4,372	4.65
GNMA	—	—	—	—	—	—	63,122	4.93	63,122	4.93
FHLMC	—	—	—	—	—	—	541	4.28	541	4.28

Total mortgage-backed securities held to maturity	—	—	—	—	—	—	68,035	4.91	68,035	4.91

Total investment and mortgage-backed securities held to maturity	—	—	—	—	2,501	4.88	288,172	4.79	290,673	4.79

Total investment and mortgage-backed securities	$394,198	5.21%	$447,938	5.23%	$223,708	5.14%	$1,374,285	5.06%	$2,440,129	5.12%

(1)	Weighted average yield is calculated on a nontax equivalent basis.

Loans

The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,341,572	35.29	$2,307,381	39.52	$1,943,868	47.99	$1,704,138	45.18	$1,276,862	42.17
Secured by real estate — multifamily	1,275,594	19.22	1,506,848	25.81	866,079	21.38	1,161,512	30.80	913,882	30.18
Construction	1,054,302	15.89	494,841	8.47	289,936	7.16	292,563	7.76	214,788	7.09
Business	1,461,322	22.02	863,935	14.80	468,128	11.56	296,026	7.85	261,775	8.65

Total commercial	6,132,790	92.42	5,173,005	88.60	3,568,011	88.09	3,454,239	91.59	2,667,307	88.09

Consumer:
Residential mortgage (one-to-four family)	448,895	6.76	613,988	10.52	434,423	10.72	273,431	7.25	309,653	10.23
Other	53,975	0.82	51,667	0.88	48,307	1.19	43,711	1.16	50,850	1.68

Total consumer	502,870	7.58	665,655	11.40	482,730	11.91	317,142	8.41	360,503	11.91

Loans held in portfolio(1)	6,635,660	100.00	5,838,660	100.00	4,050,741	100.00	3,771,381	100.00	3,027,810	100.00

Allowance for loan losses	(62,015)		(64,542)		(56,472)		(58,126)		(48,865)

Net loans held in portfolio	$6,573,645		$5,774,118		$3,994,269		$3,713,255		$2,978,945

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $25.8 million, $7.4 million, $7.3 million, $8.6 million and $5.1 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

During the year ended December 31, 2006, loans held in portfolio increased by $797.0 million. This increase resulted primarily from organic growth in commercial construction and business loans and $473.4 million of loans from the Summit acquisition, which was offset by a transfer of commercial real estate loans of $432.9 million from held in portfolio to held for sale. Commercial loans at December 31, 2006, increased 18.6% from the December 31, 2005, balance. Consumer loans decreased 24.5% at December 31, 2006, from the December 31, 2005, balance. The decrease is primarily due to the UCB’s securitization of $176.1 million of residential mortgage loans with servicing rights retained through FNMA on September 1, 2006.

At December 31, 2006 and 2005, UCB had cash secured loans of $292.0 million and $183.4 million, respectively, which were primarily commercial business loans.

In connection with its credit risk management efforts, UCB will periodically sell commercial real estate loans to help manage its loan concentrations. As a result, UCB periodically identifies certain loans that it intends to sell. When such a determination is made, these loans are classified as held for sale. During the year ended December 31, 2006, UCB transferred $434.3 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $87.5 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the year ended December 31, 2006. The components of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at December 31, 2006, 2005, 2004 and 2003, are as follows (dollars in thousands):

	2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$141,348	98.94	$154,087	98.31	$26,882	8.25	$14,203	70.10
Secured by real estate — multifamily	—	—	—	—	295,788	90.73	—	—
Business	1,203	0.84	2,653	1.69	3,337	1.02	6,059	29.90

Total commercial	142,551	99.78	156,740	100.00	326,007	100.00	20,262	100.00

Consumer:
Residential mortgage (one-to-four family)	310	0.22	—	—	—	—	—	—

Loans held for sale(1)	$142,861	100.00	$156,740	100.00	$326,007	100.00	$20,262	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $213,000 and $372,000 at December 31, 2006 and 2005, respectively, and net unamortized deferred loan costs of $535,000 at December 31, 2004.

Consistent with UCB’s stated long-term objectives for the next five years, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest rate type and percentage of gross loans held in portfolio at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Adjustable-rate loans	$3,749,132	56.28	$2,951,945	50.50	$2,603,889	64.17	$2,679,428	70.88	$2,304,837	75.99
Intermediate fixed-rate loans	1,444,072	21.68	1,711,915	29.28	881,744	21.73	563,570	14.91	205,587	6.78
Fixed-rate loans	1,468,275	22.04	1,182,198	20.22	572,419	14.10	537,027	14.21	522,459	17.23

Gross loans held in portfolio(1)	$6,661,479	100.00	$5,846,058	100.00	$4,058,052	100.00	$3,780,025	100.00	$3,032,883	100.00

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $25.8 million, $7.4 million, $7.3 million, $8.6 million and $5.1 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

The components of gross loans held in portfolio by interest type for each major loan category at December 31, 2006, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total

Commercial:
Secured by real estate — nonresidential	$965,195	$443,883	$955,000	$2,364,078
Secured by real estate — multifamily	352,814	790,979	128,758	1,272,551
Construction	975,273	—	84,946	1,060,219
Business	1,334,890	2,327	124,483	1,461,700

Total commercial	3,628,172	1,237,189	1,293,187	6,158,548

Consumer:
Residential mortgage (one-to-four family)	70,596	206,883	171,477	448,956
Other	50,364	—	3,611	53,975

Total consumer	120,960	206,883	175,088	502,931

Gross loans held in portfolio(1)	$3,749,132	$1,444,072	$1,468,275	$6,661,479

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $25.8 million at December 31, 2006.

Adjustable-rate loans increased $797.2 million from December 31, 2005, to December 31, 2006. The decrease of $267.8 million in intermediate fixed-rate loans from December 31, 2005, to December 31, 2006, is a result of decreased market demand for that loan product. Fixed-rate loans increased $286.1 million from December 31, 2005, to December 31, 2006.

The estimated impact of repricing of loans held in portfolio at December 31, 2006, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Commercial:
Secured by real estate — nonresidential	$1,024,760	$213,205	$501,610	$602,567	$21,417	$519	$2,364,078
Secured by real estate — multifamily	352,114	419,336	338,595	120,448	42,058	—	1,272,551
Construction	1,029,465	27,290	3,464	—	—	—	1,060,219
Business	1,406,913	17,937	24,206	12,644	—	—	1,461,700

Total commercial	3,813,252	677,768	867,875	735,659	63,475	519	6,158,548

Consumer:
Residential mortgage (one-to-four family)	71,542	95,903	61,021	62,334	89,567	68,589	448,956
Other	52,144	275	136	—	—	1,420	53,975

Total consumer	123,686	96,178	61,157	62,334	89,567	70,009	502,931

Gross loans held in portfolio	$3,936,938	$773,946	$929,032	$797,993	$153,042	$70,528	$6,661,479

Net deferred loan fees, purchase premiums and discounts							(25,819)

Loans held in portfolio							6,635,660
Allowance for loan losses							(62,015)

Net loans held in portfolio							$6,573,645

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

The contractual maturity of loans held in portfolio at December 31, 2006, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Commercial:
Secured by real estate — nonresidential	$284,630	$323,529	$554,430	$1,095,677	$73,771	$32,041	$2,364,078
Secured by real estate — multifamily	663	23,876	3,686	1,014,181	166,681	63,464	1,272,551
Construction	726,832	319,290	14,097	—	—	—	1,060,219
Business	1,168,566	145,473	80,906	59,329	5,539	1,887	1,461,700

Total commercial	2,180,691	812,168	653,119	2,169,187	245,991	97,392	6,158,548

Consumer:
Residential mortgage (one-to-four family)	5,086	2,830	3,742	14,010	107,940	315,348	448,956
Other	5,246	439	136	—	5,891	42,263	53,975

Total consumer	10,332	3,269	3,878	14,010	113,831	357,611	502,931

Gross loans held in portfolio	$2,191,023	$815,437	$656,997	$2,183,197	$359,822	$455,003	$6,661,479

Net deferred loan fees, purchase premium and discounts							(25,819)

Loans held in portfolio							6,635,660
Allowance for loan losses							(62,015)

Net loans held in portfolio							$6,573,645

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

The contractual maturity of loans held in portfolio by interest type at December 31, 2006, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Adjustable-rate loans	$2,028,646	$612,301	$284,466	$494,522	$170,433	$158,764	$3,749,132
Intermediate fixed-rate loans	—	2,274	47,347	1,128,833	39,907	225,711	1,444,072
Fixed-rate loans	162,377	200,862	325,184	559,842	149,482	70,528	1,468,275

Gross loans held in portfolio	$2,191,023	$815,437	$656,997	$2,183,197	$359,822	$455,003	$6,661,479

Net deferred loan fees, purchase premium and discounts							(25,819)

Loans held in portfolio							6,635,660
Allowance for loan losses							(62,015)

Net loans held in portfolio							$6,573,645

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

Loan commitments related to loans held for sale and held in portfolio for years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006	2005	2004

Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$45,602	$62,027	$17,399
Secured by real estate — multifamily	—	489,968	169,645

Total commercial loans	45,602	551,995	187,044

Consumer:
Residential mortgage (one-to-four family)	3,904	325	—

Total loans held for sale commitments(1)	49,506	552,320	187,044

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	857,735	1,080,502	748,506
Secured by real estate — multifamily	241,067	591,449	575,421
Construction	1,064,113	694,472	421,924
Business	1,176,155	763,701	460,290

Total commercial loans	3,339,070	3,130,124	2,206,141

Consumer:
Residential mortgage (one-to-four family)	90,914	188,309	234,522
Other	33,768	40,376	39,677

Total consumer loans	124,682	228,685	274,199

Total loans held in portfolio commitments(1)	3,463,752	3,358,809	2,480,340

Total loan commitments(1)	$3,513,258	$3,911,129	$2,667,384

(1)	Amounts do not reflect commitments related to loan participations.

Foreign Outstandings

Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Country distributions are based on the location of the obligor. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. Other than China, there was no other foreign country with cross-border exposure greater than 0.75%. The cross-border exposure exceeding 1.00% of our total assets as of December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

		Banks and
	Governments	Other	Commercial			% of
	and Official	Financial	and	Other		Total
	Institutions	Institutions	Industrial	Loans	Total	Assets

China (Hong Kong):
December 31, 2006	$6,510	$16,111	$470,847	$19,052	$512,520	4.95
December 31, 2005	14,446	15,304	277,698	12,822	320,270	4.02
December 31, 2004	1,021	392	107,977	4,589	113,979	1.80

Deposits

The balances and rates paid for categories of deposits at December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

NOW, checking and money market accounts	$2,194,176	2.18%	$1,784,065	1.65%	$1,427,366	0.96%
Savings accounts	942,672	2.14	946,714	1.85	1,000,489	1.03
Time deposits:
Less than $100,000	1,410,162	4.60	1,203,001	2.69	918,650	1.79
$100,000 or greater	2,655,835	4.91	2,330,389	3.98	1,869,357	2.26

Total time deposits	4,065,997	4.80	3,533,390	3.54	2,788,007	2.11

Total deposits	$7,202,845	3.66%	$6,264,169	2.75%	$5,215,862	1.59%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At December 31, 2006, 56.4% of UCB’s deposits were time deposits, 30.5% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 13.1% were savings accounts. By comparison, at December 31, 2005, 56.4% of UCB’s deposits were time deposits, 28.5% were NOW accounts, demand deposits and money market accounts, and 15.1% were savings accounts. With the exception of state and federal government entities contributing 6.4% to total deposits, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at December 31, 2006, are $2.66 billion of deposits of $100,000 or greater, compared to $2.33 billion at December 31, 2005. Such deposits made up 36.9% of total deposits at December 31, 2006, compared to 37.2% at December 31, 2005. Also included in time deposits are $179.3 million and $156.8 million of brokered deposits at December 31, 2006 and 2005, respectively.

Our average cost of deposits for the year ended December 31, 2006, was 3.37% as compared to 2.22% for 2005 and 1.39% for 2004. Our average interest rate paid on deposits was 3.66%, 2.75% and 1.59% at December 31, 2006, 2005 and 2004, respectively.

Core deposits increased 14.9% to $3.14 billion at December 31, 2006, compared to $2.73 billion at December 31, 2005. Core deposits include NOW accounts, demand deposit and money market accounts, and savings accounts. This growth in core deposits resulted primarily from the acquisition of Summit, which added a total of $217.7 million in core deposits, and also from UCB’s continued focus on developing new commercial customer relationships and further expansion into UCB’s niche market, which are areas with high concentrations of Asians. Time deposits increased 15.1% to $4.07 billion at December 31, 2006, from $3.53 billion at December 31, 2005, primarily as a result of the Summit acquisition, which added a total of $327.2 million, and further expansion that UCB has made in its niche markets.

The remaining maturities on time deposits of $100,000 or greater as of December 31, 2006, are as follows (dollars in thousands):

Three months or less	$1,305,747
Over three months through six months	884,634
Over six months through twelve months	435,973
Over twelve months	29,481

Total	$2,655,835

The average balances and rates paid for categories of deposits in U.S. banking offices for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006		2005		2004
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$1,290,636	3.18%	$1,085,608	1.88%	$821,390	1.13%
Savings accounts	626,058	1.19	806,315	1.15	909,134	0.93
Time deposits	3,110,865	4.23	2,805,296	2.85	2,555,164	1.84
Noninterest-bearing demand deposits	545,092	—	448,409	—	374,331	—

Total deposits	$5,572,651	3.23%	$5,145,628	2.13%	$4,660,019	1.39%

The average balances and rates paid for categories of deposits in foreign banking offices for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006		2005		2004
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$9,332	2.61%	$10,248	1.20%	$6,409	0.44%
Time deposits and savings accounts	653,636	4.56	399,616	3.40	156,095	1.70

Total deposits	$662,968	4.54%	$409,864	3.34%	$162,504	1.65%

Time deposits of $100,000 or greater at foreign banking offices were $551.6 million, $365.1 million and $259.1 million at December 31, 2006, 2005 and 2004, respectively. Additionally, domestic banking offices had $433.9 million, $334.7 million and $316.1 million of deposits from foreign depositors at December 31, 2006, 2005 and 2004, respectively.

Borrowings

Borrowings for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006	2005	2004

Securities sold under agreements to repurchase:
Average balance outstanding	$162,124	—	—
Maximum amount outstanding at any month end period	401,600	—	—
Balance outstanding at end of period	401,600	—	—
Weighted average interest rate during the period	3.56%	—%	—%
Weighted average interest rate at end of period	3.71%	—%	—%
Weighted average remaining term to maturity at end of period (in years)	6.1	—	—
Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$224,234	$301,400	$164,964
Maximum amount outstanding at any month end period	654,636	566,169	300,695
Balance outstanding at end of period	654,636	279,425	72,310
Weighted average interest rate during the period	4.52%	3.51%	1.30%
Weighted average interest rate at end of period	5.21%	4.09%	1.22%
Weighted average remaining term to maturity at end of period (in years)	—	—	—
Long-term borrowings:
FHLB advances:
Average balance outstanding	$683,978	$361,677	$299,253
Maximum amount outstanding at any month end period	906,651	562,033	335,104
Balance outstanding at end of period	906,651	562,033	334,952
Weighted average interest rate during the period	4.89%	5.15%	5.00%
Weighted average interest rate at end of period	4.72%	4.76%	4.89%
Weighted average remaining term to maturity at end of period (in years)	5.4	5.0	2.9

UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.43 billion and $788.0 million of FHLB advances outstanding at December 31, 2006 and 2005, respectively. At December 31, 2006, UCB had $606.0 million of additional FHLB borrowings available for future borrowing capacity.

UCB recorded certain loan sale transactions as secured borrowings as of December 31, 2006, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $6.1 million and $19.1 million at December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, $7.2 million of the loans related to the December 31, 2005, secured borrowings qualified for sales treatment, resulting in a gain on sale of loans of $222,000. Additionally during the year ended December 31, 2006, UCB repaid $11.9 million as a result of the purchaser electing to remove the loans from the sale transaction.

Subordinated Debentures

UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005 and 2006 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $240.5 million and $150.5 million of subordinated debentures outstanding at December 31, 2006 and 2005, respectively.

On December 15, 2006, UCBH issued $51.5 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VII. The junior subordinated debentures bear interest at a fixed rate of 6.51% until December 15, 2011, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank Offered Rate (“LIBOR”) plus 1.67% and will adjust quarterly until maturity. The junior subordinated debentures will mature on December 15, 2036, but may be redeemed by UCBH at its option in whole or in part at anytime on or after December 15, 2011. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

On December 28, 2006, UCBH issued $25.8 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VI. The junior subordinated debentures bear interest at a fixed rate of 6.73% until January 30, 2012, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.65% and will adjust quarterly until maturity. The junior subordinated debentures will mature on January 30, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after January 30, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

With the acquisition of Summit, UCBH assumed $12.7 million in junior subordinated debentures of Summit Bank Corporation Trust I. The junior subordinated debentures bear interest of three-month LIBOR plus 3.10% and will adjust quarterly until maturity. The junior subordinated debentures will mature on September 30, 2033, but may be redeemed by UCBH at its option in whole or in part at anytime on or after September 30, 2008. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events. UCBH has the ability to defer interest and redemption date.

OFF-BALANCE SHEET ARRANGEMENTS

As previously discussed, the Company has established or acquired special purpose trusts for the sole purpose of issuing guaranteed preferred beneficial interests and investing in the junior subordinated debentures issued by the Company. The Company’s consolidated results exclude these special purpose trusts pursuant to FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, since UCBH is not deemed to be the primary beneficiary of these trusts.

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

We evaluate risk through various management committees with the oversight of the Board of Directors. The key risk management committees of the Company are:

•	Enterprise Risk Management Committee, which reviews credit, operational, market and liquidity risk;

•	Credit Risk Management Committee, which reviews credit policies, products and problem assets risk;

•	Market Risk Management Committee, which reviews securities, loans and borrowings to assess yield, and interest rate and market risk; and

•	Operational Risk Management Committee, which reviews those risks not covered by the Credit Risk Management and Market Risk Management Committees.

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

UCB also assigns a loss rating to each credit facility. These loss ratings are determined by borrower and by type of collateral, based principally upon our own historical loss experience or on independent verifiable data that help to estimate these ratings. The ratings are used as a tool to monitor a loan’s performance and also in estimating any potential loss associated with it.

Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006		2005
	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,341,572	35.29	$2,307,381	39.52
Secured by real estate — multifamily	1,275,594	19.22	1,506,848	25.81
Construction	1,054,302	15.89	494,841	8.47
Business	1,461,322	22.02	863,935	14.80

Total commercial	6,132,790	92.42	5,173,005	88.60

Consumer:
Residential mortgage (one-to-four family)	448,895	6.76	613,988	10.52
Other	53,975	0.82	51,667	0.88

Total consumer	502,870	7.58	665,655	11.40

Loans held in portfolio(1)	$6,635,660	100.00	$5,838,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $25.8 million and $7.4 million at December 31, 2006 and 2005, respectively.

UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the year ended December 31, 2006, $622.3 million in commercial real estate loans were sold. Additionally, $432.9 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.

UCB also manages its loans held in portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.

Internal Loan Securitizations.  UCB may also use internal loan securitizations to reduce its exposure to credit risk. In such securitizations, UCB has exchanged either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA, thus transferring the credit risk on the loans to FNMA. The average yield that UCB earns on the securities is lower than the yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for assuming the credit risk. Since we retain all of the securities that FNMA issues in the exchange, no gain or loss is recognized on the transaction. UCB continues to service the securitized loans. Residential mortgage (one-to-four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily real estate loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. FNMA securities are classified as a 20% risk weight.

These internal securitizations do not have a cash impact to UCB, since selected loans from its loans held in portfolio are exchanged for FNMA securities. Such securities are represented by exactly the same loans previously held in UCB’s loans held in portfolio. The FNMA securities are generally held as AFS in UCB’s Investment Securities Portfolio.

UCB internally securitized $176.1 million of residential mortgage (one-to four-family) loans for the year ended December 31, 2006, and $147.1 million of multifamily real estate loans for the year ended December 31, 2004. There were no securitizations for the year ended December 31, 2005.

Nonperforming Assets

Nonperforming assets include nonaccrual and restructured loans from loans held in portfolio and other real estate owned (“OREO”), but exclude any loans held for sale. Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO is acquired primarily through or in lieu of foreclosure on loans secured by real estate. UCB’s nonperforming assets from loans held in portfolio and OREO as of December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006	2005	2004	2003	2002

Commercial loans:
Secured by real estate — nonresidential	$5,604	$12,792	$8,085	$—	$—
Secured by real estate — multifamily	—	—	—	—	—
Construction	—	—	4,353	5,102	4,533
Business	6,339	5,903	136	631	68

Total commercial loans	11,943	18,695	12,574	5,733	4,601

Consumer loans:
Residential mortgage (one-to-four family)	368	388	—	124	—
Other	—	50	—	—	53

Total consumer loans	368	438	—	124	53

Total nonaccrual loans from loans held in portfolio	12,311	19,133	12,574	5,857	4,654
Other real estate owned	2,887	—	—	—	—

Total nonperforming assets	$15,198	$19,133	$12,574	$5,857	$4,654

Nonperforming assets to total assets	0.15%	0.24%	0.20%	0.10%	0.10%
Nonaccrual loans to loans held in portfolio	0.19	0.33	0.31	0.16	0.15
Nonperforming assets to loans held in portfolio and other real estate owned	0.23	0.33	0.31	0.16	0.15
Loans held in portfolio	$6,635,660	$5,838,660	$4,050,741	$3,771,381	$3,027,810
Gross interest income recognized on impaired loans	80	183	—	—	—
Gross interest income not recognized on nonaccrual loans	676	790	699	363	211
Accruing loans contractually past due 90 days or more	4,339	5,374	3,101	1,469	4,302
Loans classified as troubled debt restructurings and not included above	8,614	10,827	11,329	9,094	—

The level of UCB’s nonperforming assets decreased as of December 31, 2006, compared to December 31, 2005. The decrease was a result of the payoff of one nonaccrual commercial real estate loan and various loan payments and loan charge-offs. Partially offsetting those decreases were four additional commercial business loans being moved to nonaccrual status and two OREO properties from the Summit acquisition.

Loans classified as troubled debt restructurings reflected in the table above at December 31, 2006, represents one commercial real estate loan, which is a nonresidential loan secured by real estate. This loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.2 million to the same obligor and is secured by the same property. The separate loan is included in the nonaccrual commercial real estate in the table above.

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

At December 31, 2006 and 2005, UCB’s investment in loans that were considered to be impaired was $12.0 million and $24.5 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At December 31, 2006, the allowance for loan losses included $1.4 million for impaired loans with a $6.9 million recorded investment. At December 31, 2005, the allowance included $3.2 million for impaired loans with a recorded investment of $16.3 million. See Notes 1 and 9 to the Consolidated Financial Statements for additional information on impaired loans.

Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

The increase in OREO resulted primarily from the Summit acquisition. These properties have been listed for sale and UCB intends to dispose of them as quickly as possible.

Allowances for Credit Losses

Allowance for Loan Losses.  The allowance for loan losses represents our estimate of the losses that are inherent in the loan portfolio, exclusive of loans held for sale. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio.

UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loan portfolio categories as a whole and a specific reserve for loans deemed impaired. Loans that are determined to be impaired are excluded from the general allowance analysis of the loan portfolio and are assessed individually.

In determining the general allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). UCB’s risk rating system is applied at the individual loan level within each of the major loan portfolio categories. The credit quality of the loan portfolio is regularly assessed through ongoing review.

As of June 30, 2006, UCB completed its annual methodology review for establishing its loss factors for pass rated and criticized loans. The loss factors are developed from actual historic losses and reflect comparative analysis with peer group loss rates and expected losses, which is in turn based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.

UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2006, UCB effected further refinements in the determination of certain loss factors. This refinement focused primarily on the continued development of the expected loss approach and resulted in a revision and lowering of the loss factors applied to criticized and classified loans, which was applicable to all of the major loan portfolio categories. UCB also refined certain historical, qualitative and economic surcharge pass rate factors during 2006.

The second component of the allowance for loan losses, the specific reserve, applies to loans that are considered impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006	2005	2004	2003	2002

Balance at beginning of year:
Allowance for loan losses	$64,542	$56,472	$58,126	$48,865	$34,550
Allowance for losses — unfunded commitments	3,402	3,940	2,737	—	—

Total allowance for losses at beginning of year	67,944	60,412	60,863	48,865	34,550
Acquired allowance for loan losses	7,279	2,932	—	4,028	10,162
Provision for loan losses	3,842	6,091	4,202	9,967	9,673
Charge-offs:
Commercial:
Secured by real estate — nonresidential	(791)	(838)	(1,577)	(87)	—
Secured by real estate — multifamily	—	—	(127)	—	—
Construction	—	—	—	(170)	(2,172)
Business	(9,765)	(750)	(2,985)	(2,713)	(3,337)

Total commercial	(10,556)	(1,588)	(4,689)	(2,970)	(5,509)

Consumer:
Residential mortgage (one-to-four family)	(74)	—	—	—	—
Other	(64)	(26)	(109)	(379)	(54)

Total consumer	(138)	(26)	(109)	(379)	(54)

Total charge-offs	(10,694)	(1,614)	(4,798)	(3,349)	(5,563)

Recoveries:
Commercial:
Secured by real estate — nonresidential	128	—	—	30	—
Secured by real estate — multifamily	—	—	—	—	—
Construction	—	—	—	300	—
Business	313	63	119	952	13

Total commercial	441	63	119	1,282	13

Consumer:
Residential mortgage (one-to-four family)	—	34	—	—	—
Other	36	26	26	70	30

Total consumer	36	60	26	70	30

Total recoveries	477	123	145	1,352	43

Total allowance for losses at end of year	$68,848	$67,944	$60,412	$60,863	$48,865

Allowance for loan losses	$62,015	$64,542	$56,472	$58,126	$48,865
Allowance for losses — unfunded commitments	6,833	3,402	3,940	2,737	—

Total allowance for losses at end of year	$68,848	$67,944	$60,412	$60,863	$48,865

Allowance for loan losses to loans held in portfolio	0.93%	1.11%	1.39%	1.54%	1.61%
Net charge-offs to average loans held in portfolio	0.17	0.03	0.11	0.06	0.23

The increase in loan charge-offs in 2006 relates primarily to three borrowers whose loans were fully reserved prior to being charged off.

The allocation of the allowance for loan losses analysis and the percentage of gross loans held in portfolio at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Allocated:
Commercial:
Secured by real estate — nonresidential	$21,408	35.29	$30,778	39.52	$30,885	47.99	$26,702	45.18	$18,647	42.17
Secured by real estate — multifamily	2,187	19.22	1,075	25.81	629	21.38	5,263	30.80	8,977	30.18
Construction	12,623	15.89	9,412	8.47	8,929	7.16	9,274	7.76	9,275	7.09
Business	24,468	22.02	22,406	14.80	14,971	11.56	6,011	7.85	7,017	8.65

Total commercial	60,686	92.42	63,671	88.60	55,414	88.09	47,250	91.59	43,916	88.09

Consumer:
Residential mortgage (one-to-four family)	918	6.76	697	10.52	728	10.72	292	7.25	1,555	10.23
Other	141	0.82	174	0.88	330	1.19	465	1.16	635	1.68

Total consumer	1,059	7.58	871	11.40	1,058	11.91	757	8.41	2,190	11.91

Total allocated	61,745	100.00	64,542	100.00	56,472	100.00	48,007	100.00	46,106	100.00

Non-loan category specific(2)	270		—		—		10,122		2,759

Allowance for loan losses	$62,015		$64,542		$56,472		$58,129		$48,865

Allowance for losses — unfunded commitments(1)	$6,832		$3,402		$3,940		$2,737		$—

(1)	Included in allowance for loan losses in 2002.

(2)	During 2004 the portion of the allowance previously presented as “non loan category specific” was allocated to specific loan portfolios, to align the potential imprecision arising from the accuracy of the risk rating process and general economic and business conditions affecting our key lending areas with the underlying loan portfolio.

The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

The overall allowance level declined $2.5 million from December 31, 2005. This change includes a $19.4 million reduction from changes in loss factors and $10.2 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by $7.3 million allowance for losses acquired from Summit, $15.0 million from organic loan growth and $4.5 million from migrations in loan quality and repayments or sale of criticized loans.

The Federal Reserve has consistently raised interest rates through June 29, 2006, and has not yet communicated its intention regarding interest rates for 2007. If interest rates rise, additional pressure may be placed on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses. In addition, it is probable that the allowance for loan losses may increase in future quarters if we are successful in implementing our strategies for loan growth and for changing the mix of the commercial loan portfolio to reduce multifamily and commercial real estate loans and increase construction and commercial business loans. These latter two loan types generally contain higher credit risk attributes.

Allowance for Unfunded Commitments.  UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at December 31, 2006 and 2005, were $2.12 billion and $1.30 billion, respectively.

Operational Risk Management

Operational risk is the potential for unexpected losses attributable to human error, systems failures, fraud, or inadequate internal controls and procedures. Successful operational risk management is particularly important to a diversified financial services company like ours because of the nature, volume and complexity of our various businesses.

We classify operational risk into two major categories: business specific and corporate-wide affecting all business lines. Management of operational risk requires a different strategy for each category. For business-specific risks, the Operational Risk Management Committee works with the divisions to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Operational Risk Management Committee assesses the risks, develops a consolidated corporate view and communicates that view to the business groups.

In addition, to help manage company-wide risks, we have specialized support groups, such as the Legal Department, Information Security, Business Recovery, Corporate Finance, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups.

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

The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, from the levels at December 31, 2006 and 2005, and sustained through the projected forward rates are as follows (dollars in thousands):

Change in Interest Rates	Net Portfolio Value			Net Interest Income
in Basis Points:	Amount	Change	% Change	Amount	Change	% Change

December 31, 2006:
200	$1,074,052	$(127,162)	(10.59)	$326,194	$(503)	(0.15)
100	1,136,260	(64,955)	(5.41)	327,998	1,301	0.40
0	1,201,215	—	—	326,697	—	—
(100)	1,222,214	20,999	1.75	321,829	(4,867)	(1.49)
(200)	1,215,494	14,279	1.19	311,995	(14,702)	(4.50)
December 31, 2005:
200	$738,174	$(178,904)	(19.51)	$267,431	$(5,840)	(2.14)
100	832,947	(84,131)	(9.17)	271,580	(1,691)	(0.62)
0	917,078	—	—	273,271	—	—
(100)	955,972	38,893	4.24	273,605	334	0.12
(200)	945,275	28,197	3.07	262,226	(11,045)	(4.04)

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

Contractual Obligations.  The Company’s contractual obligations at December 31, 2006, were as follows (dollars in thousands):

		After One Year	After Three
	Within	Through	Years Through	More Than
	One Year	Three Years	Five Years	Five Years	Total

Deposits:
Demand and savings accounts(1)	$3,136,848	$—	$—	$—	$3,136,848
Time deposits	3,961,085	70,541	34,305	66	4,065,997
Securities sold under agreements to repurchase	101,600	—	50,000	250,000	401,600
Borrowings	731,146	258,670	65,589	505,882	1,561,287
Subordinated debentures	—	—	—	240,549	240,549
Unfunded CRA investment commitments	7,128	—	—	—	7,128

Total balance sheet arrangements	7,937,807	329,211	149,894	996,497	9,413,409

Off-balance-sheet arrangements:
Commitments to extend credit:
Consumer (including residential mortgage)	83,648	—	—	—	83,648
Commercial (excluding construction)	1,150,599	—	—	—	1,150,599
Construction	889,294	—	—	—	889,294
Letters of credit
Commercial	47,306	—	—	—	47,306
Standby	67,920	602	21,802	3,054	93,378
Derivative financial instruments:
Foreign exchange contracts receivable	(385,301)	—	—	—	(385,301)
Foreign exchange contracts payable	220,515	—	—	—	220,515
Interest rate swap contract	—	25,000	—	—	25,000
Interest rate floor contract	—	25,000	—	—	25,000
Put option to sell	(5,329)	—	—	—	(5,329)
Put option to buy	5,329	—	—	—	5,329
Unfunded CRA investment commitments	3,623	—	—	—	3,623
Noncancelable operating lease obligations	10,120	15,287	10,413	14,504	50,324

Total off-balance sheet arrangements	2,087,724	65,889	32,215	17,558	2,203,386

Total contractual obligations	$10,025,531	$395,100	$182,109	$1,014,055	$11,616,795

(1)	Accounts with indeterminate maturities, such as savings and checking, are included in one year or less category.

With the acquisition of Summit, UCB acquired a five-year interest rate swap with a fair value of $802,000 and a five-year interest rate floor contract with a fair value of $93,000. The notional value of both the interest rate swap and floor were $25.0 million. Both the interest rate swap and the interest rate floor were not designated as hedges.

Also, with the acquisition of Summit, the Company assumed a liability of $233,000 related to a post-retirement compensation agreement with Summit’s former Chief Executive Officer. The post-retirement agreement provides for fifteen annual payments of $24,000, beginning six months after her retirement but no earlier than February 27, 2007.

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

Liquidity Management.  Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income and debt issuances. UCB’s cash requirements consist primarily of funding loans and deposit maintenance such as interest payments and deposit withdrawals. UCB’s primary source of funding is its core deposits.

Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

For the year ended December 31, 2006, UCBH received $7.5 million in dividends from UCB. At December 31, 2006, $275.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable. See Note 17 to the Consolidated Financial Statements for the details related to dividend capacities and limitations.

As mentioned earlier, UCB’s primary source of funding is its deposits. For the year ended December 31, 2006, deposit increases resulted in net cash inflows of $393.6 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.

UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.43 billion and $788.0 million of FHLB advances outstanding at December 31, 2006 and 2005, respectively. At December 31, 2006, UCB had $606.0 million of additional FHLB borrowings available for future borrowing capacity. At December 31, 2006, UCB had $401.6 million of securities sold under agreements to repurchase. The Company also has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of December 31, 2006, no advances had been drawn against this line.

At December 31, 2006, the Company had $534.2 million of FHLB short-term, fixed-rate advances that mature within one year. The $900.6 million in long-term advances mature between January 16, 2007, and November 30, 2020. As of December 31, 2006, $716.5 million of these advances may be terminated at the option of the FHLB. For the year ended December 31, 2006, the activity in short-term FHLB borrowings resulted in a net cash inflow of $502.4 million, and activity in long-term borrowings resulted in net cash inflows of $205.9 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.

UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the year ended December 31, 2006, loan sales provided $940.7 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations.

While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the year ended December 31, 2006, investment securities activities resulted in an increase in investment securities holdings and a net cash outflow of $581.7 million. Our current strategy is to continue reducing our investment securities portfolio, which will result in continued cash inflows.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the year ended December 31, 2006, loan growth resulted in a net cash outflow of $3.75 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.

CAPITAL MANAGEMENT

The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of December 31, 2006, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.

UCB’s also manages its risk-based capital levels through internal loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighting depending on specific loan criteria. FNMA securities, however, are classified at a 20% risk weight.

These internal securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for FNMA securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.

Total stockholders’ equity at December 31, 2006, was $786.1 million, an increase of 30.3% over the $603.5 million at December 31, 2005. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at December 31, 2006, 2005, 2004, 2003 and 2002, were as follows:

	2006	2005	2004	2003	2002

United Commercial Bank:
Tier 1 leverage	9.30%	8.26%	8.49%	7.86%	7.57%
Tier 1 risk-based capital	9.67	9.91	11.42	10.92	10.26
Total risk-based capital	10.53	10.98	12.67	12.18	11.52
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	9.50%	8.56%	8.92%	8.42%	7.15%
Tier 1 risk-based capital	9.86	10.26	11.98	11.69	9.70
Total risk-based capital	10.72	11.33	13.23	12.94	10.95

The decline in the risk-based capital ratios over the past two years relates primarily to the Company’s acquisitions, which increased risk-weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in equity.

UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.12 per share for a total payment of $10.8 million in 2006, compared to $0.10 per share or $8.7 million in 2005. The payment of dividends during 2006 had the effect of reducing the Company’s Tier 1 leverage ratio by 14 basis points and the total risk-based capital ratio by 15 basis points.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 8.	Financial Statements and Supplemental Data

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UCBH Holdings, Inc.:

We have completed integrated audits of UCBH Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UCBH Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 19 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Summit Bank Corporation from its assessment of internal control over financial reporting as of December 31, 2006, because it was acquired by the Company in a purchase business combination during the fourth quarter of 2006. We have also excluded Summit Bank Corporation from our audit of internal control over financial reporting. Summit Bank Corporation’s total assets and total revenues represent 9.0% and 0.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2007

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Par Value Amounts)

	December 31,
	2006	2005

ASSETS
Noninterest bearing cash	$112,343	$101,002
Interest bearing cash	92,049	99,070
Federal funds sold	150,027	2,993

Cash and cash equivalents	354,419	203,065

Securities purchased under agreements to resell	175,000	—
Investment and mortgage-backed securities available for sale, at fair value	2,149,456	1,117,724
Investment and mortgage-backed securities held to maturity, at cost (fair value of $295,446 and $313,974 at December 31, 2006 and 2005, respectively)	290,673	308,608
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	110,775	75,445
Loans held for sale, net of valuation allowance	142,861	156,740
Loans held in portfolio	6,635,660	5,838,660
Allowance for loan losses	(62,015)	(64,542)

Loans held in portfolio, net	6,573,645	5,774,118

Accrued interest receivable	50,803	37,750
Premises and equipment, net	115,610	98,289
Goodwill	226,780	106,648
Core deposit intangibles, net	28,325	14,981
Mortgage servicing rights, net	13,273	10,642
Other assets	114,794	61,627

Total assets	$10,346,414	$7,965,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$767,714	$558,649
Interest bearing deposits	6,435,131	5,705,520

Total deposits	7,202,845	6,264,169

Securities sold under agreements to repurchase	401,600	—
Short-term borrowings	654,636	279,425
Subordinated debentures	240,549	150,520
Accrued interest payable	21,018	12,582
Long-term borrowings	906,651	562,033
Other liabilities	133,044	93,394

Total liabilities	9,560,343	7,362,123

Commitments and contingencies (Notes 23 and 24)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at December 31, 2006 and 2005; 99,448,181 and 94,037,878 shares issued and outstanding at December 31, 2006 and 2005, respectively	994	940
Additional paid-in capital	341,616	247,340
Retained earnings	464,616	375,220
Accumulated other comprehensive loss	(21,155)	(19,986)

Total stockholders’ equity	786,071	603,514

Total liabilities and stockholders’ equity	$10,346,414	$7,965,637

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004

Interest and dividend income:
Loans	$448,650	$333,159	$226,292
Investment and mortgage-backed securities:
Taxable	62,418	55,369	62,674
Tax-exempt	10,717	10,617	9,477
FHLB stock	3,006	1,134	972
Federal funds sold and deposits with banks	5,707	2,121	649
Securities purchased under agreements to resell	4,515	—	—

Total interest and dividend income	535,013	402,400	300,064

Interest expense:
Deposits	210,059	123,317	67,267
Securities sold under agreements to repurchase	5,313	—	—
Short-term borrowings and federal funds purchased	10,178	10,605	2,165
Subordinated debentures	12,106	9,353	8,185
Long-term borrowings	33,424	18,635	14,966

Total interest expense	271,080	161,910	92,583

Net interest income	263,933	240,490	207,481
Provision for loan losses	3,842	6,091	4,201

Net interest income after provision for loan losses	260,091	234,399	203,280

Noninterest income:
Commercial banking fees	15,444	10,607	8,254
Service charges on deposits	3,722	3,038	2,654
Gain (loss) on sale of securities, net	206	(5)	12,713
Gain on sale of SBA loans, net	2,930	3,356	1,463
Gain on sale of commercial and multifamily real estate loans, net	17,812	12,207	7,732
Lower of cost or market adjustment on loans held for sale	76	(1,152)	—
Equity loss in other equity investments	(1,106)	(2,296)	(2,210)
Acquisition termination fee	5,000	—	—
Other fees	3,059	929	271

Total noninterest income	47,143	26,684	30,877

Noninterest expense:
Personnel	88,616	60,152	50,931
Occupancy	16,189	12,238	10,164
Data processing	9,890	6,847	5,896
Furniture and equipment	7,100	6,534	6,458
Professional fees and contracted services	9,855	10,763	7,496
Deposit insurance	784	742	774
Communication	1,071	955	1,287
Core deposit intangible amortization	2,342	1,345	1,282
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	1,246	—
Other general and administrative	19,933	16,091	14,865

Total noninterest expense	155,420	116,913	99,153

Income before income tax expense	151,814	144,170	135,004
Income tax expense	50,937	46,344	49,401

Net income	$100,877	$97,826	$85,603

Earnings per share:
Basic	$1.07	$1.06	$0.95
Diluted	$1.03	$1.02	$0.90
Dividends declared per share	$0.12	$0.10	$0.08

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss(1)	Equity	Income

Balance at December 31, 2003	90,076,756	$450	$208,990	$208,271	$(3,245)	$414,466
Net income	—	—	—	85,603	—	85,603	$85,603
Other comprehensive loss, net of tax benefit of $2,364	—	—	—	—	(3,253)	(3,253)	(3,253)

Comprehensive income	—	—	—	—	—	—	$82,350

Stock options exercised, including related tax benefit	1,055,068	6	11,233	—	—	11,239
Cash dividend of $0.08 per share	—	—	—	(7,252)	—	(7,252)
Adjustment to purchase consideration in connection with acquisition of First Continental Bank (Note 11)	—	—	(16,791)	—	—	(16,791)

Balance at December 31, 2004	91,131,824	456	203,432	286,622	(6,498)	484,012
Net income	—	—	—	97,826	—	97,826	$97,826
Other comprehensive income, net of tax benefit of $9,899	—	—	—	—	(13,488)	(13,488)	(13,488)

Comprehensive income	—	—	—	—	—	—	$84,338

Stock options exercised, including related tax benefit	786,614	6	7,670	—	—	7,676
Cash dividend of $0.10 per share	—	—	—	(9,228)	—	(9,228)
Shares issued in connection with acquisition of:
Pacifica Bancorp, Inc.	1,241,194	12	21,080	—	—	21,092
Asian American Bank & Trust Company	878,246	9	15,615	—	—	15,624
Stock split	—	457	(457)	—	—	—

Balance at December 31, 2005	94,037,878	940	247,340	375,220	(19,986)	603,514
Net income	—	—	—	100,877	—	100,877	$100,877
Other comprehensive income, net of tax benefit of $813	—	—	—	—	(1,169)	(1,169)	(1,169)

Comprehensive income	—	—	—	—	—	—	$99,708

Stock options exercised, including related tax benefit	585,442	6	6,375	—	—	6,381
Stock compensation charge	—	—	2,163	—	—	2,163
Cash dividend of $0.12 per share	—	—	—	(11,481)	—	(11,481)
Shares issued in connection with acquisition of Summit Bank Corporation	4,824,861	48	85,738	—	—	85,786

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$100,877	$97,826	$85,603
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,842	6,091	4,201
Amortization of net deferred loan fees, purchase premiums and discounts	(9,061)	(6,262)	(5,285)
Amortization of net securities premiums and discounts	(847)	103	1,688
Federal Home Loan Bank stock dividend	(2,348)	(1,351)	(1,009)
First Continental Bank acquisition purchase price adjustment	—	—	2,345
Amortization of intangibles	5,341	3,642	2,670
Depreciation and amortization of premises and equipment	8,995	8,543	6,851
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(17,888)	(9,987)	(21,519)
Lower of cost or market adjustment on loans held for sale	(76)	1,152	—
Equity loss in other equity investments	1,106	2,296	2,210
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	1,876	—	—
Excess tax benefit from stock option exercises	(2,007)	—	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	(360)	1,246	—
Other, net	1,185	(2,037)	(203)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	27,113	(240,721)	—
Decrease (increase) in accrued interest receivable	(9,459)	(11,971)	(2,751)
Decrease (increase) in other assets	13,037	4,283	(5,650)
Increase (decrease) in accrued interest payable	4,450	5,065	(2,236)
Increase (decrease) in other liabilities	(10,143)	14,472	14,055

Net cash provided by (used in) operating activities	115,633	(127,610)	80,970

Cash flows from investing activities:
Payment for purchase of Summit Bank Corporation, net of cash acquired	(137,119)	—	—
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	(116)	(2,312)	—
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	(322)	(4,993)	—
Purchase of securities purchased under agreements to resell	(175,000)	—	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	708,525	418,294	756,762
Purchases	(1,424,927)	(486,062)	(1,442,128)
Sales	96,777	114,991	821,821
Called	20,000	22,000	68,136
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	14,859	26,296	28,278
Purchases	(1,600)	(9,892)	(69,074)
Called	4,625	—	—
Proceeds from redemption of Federal Home Loan Bank stock	19,098	9,725	—
Purchase of Federal Home Loan Bank stock	(44,607)	(20,623)	—
Funding of other equity investments	(3,303)	(12,529)	(6,388)
Proceeds from sale of other equity investment	2,000	—	—
Proceeds from the sale of loans originated in held in portfolio	851,597	442,776	474,451
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,360,561)	(1,566,134)	(1,202,029)
Purchases of premises and other equipment	(9,502)	(6,915)	(12,444)
Other investing activities, net	495	201	(74)

Net cash used in investing activities	(1,439,081)	(1,075,177)	(582,689)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	188,410	155,806	517,744
Net increase (decrease) in time deposits	205,200	631,701	214,597
Net increase (decrease) in short-term borrowings	502,439	156,214	(167,824)
Proceeds from securities sold under agreements to repurchase	300,000	—	—
Proceeds from issuance of subordinated debentures	77,321	40,000	—
Redemption of subordinated debentures	—	(30,000)	—
Proceeds from long-term borrowings	256,072	266,520	70,000
Principal payments of long-term borrowings	(50,172)	(17,916)	—
Proceeds from stock option exercises	4,374	3,863	5,560
Excess tax benefit from stock option exercises	2,007	—	—
Payment of cash dividend on common stock	(10,849)	(8,700)	(6,780)

Net cash provided by financing activities	1,474,802	1,197,488	633,297

Net increase (decrease) in cash and cash equivalents	151,354	(5,299)	131,578
Cash and cash equivalents at beginning of year	203,065	208,364	76,786

Cash and cash equivalents at end of year	$354,419	$203,065	$208,364

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

UCBH Holdings, Inc. (“UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” and “our”), a California state-chartered commercial bank. Additionally, UCBH owns all of the common stock of ten special purpose trusts, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures.

UCB offers a full range of commercial and consumer banking products through its retail branches and other banking offices in the states of California, Georgia, Massachusetts, New York, Texas and Washington, and internationally through its full-service branch in Hong Kong. UCB also has representative offices in Shanghai and Shenzhen, China, and Taipei, Taiwan. UCB through its wholly owned subsidiary, California Canton International Bank (Cayman) Ltd., is licensed to conduct banking business under a Category “B” Bank & Trust license granted by the Government of the Cayman Islands. UCB also engages in the offer and sale of variable life and annuity insurance products, mutual funds and certain equity securities to the clients of its registered representatives through its wholly owned subsidiary, UCB Investment Services, Inc. (“UCBIS”). UCBIS is a registered broker-dealer with the Securities and Exchange Commission and a member of the National Association of Securities Dealers (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Two additional subsidiaries, Newston Investments, Inc. and SBGA California Investments, Inc. were acquired in the Summit transaction. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. SBGA California Investments, Inc. is the holding company of SBGA Investments, Inc., which is a real estate investment trust and is immaterial to UCB.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. The consolidated results exclude the ten special purpose trusts referred to above that are owned by UCBH. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered to be the primary beneficiary of these trusts.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the December 31, 2006, presentation.

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend payable to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statement of operations for the year ended December 31, 2004, was adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive income at and for the years ended December 31, 2004, and at December 31, 2003, was also adjusted to take into account the stock split.

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

Securities Purchased Under Agreements to Resell

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

Loans Held in Portfolio

Loans held in portfolio are carried at their principal balance outstanding, net of premiums and discounts and unearned income. Premiums and discounts are recognized generally as an adjustment of loan yield by the interest method based on the contractual term of the loans. Unearned income, which includes deferred fees net of deferred direct incremental loan origination costs, is amortized to interest income generally over the expected life of the loan using the interest method. Amortization of net deferred loan fees is discontinued on nonperforming loans. Interest is accrued as earned.

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. Similarly, loans held for sale are excluded from any of the information included in Note 9, “Loans Held in Portfolio and Allowance for Loan Losses”. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio.

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

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.

Impaired and Restructured Loans

UCB considers a loan to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. In evaluating whether a restructured loan has been impaired, the contractual terms used in the evaluation are the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement. Performing restructured loans are not placed on nonaccrual status.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are determined on a straight-line basis over the estimated useful lives. Terms range from three to ten years for furniture, equipment and computer software, and from forty to fifty years for premises. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts with any resulting gain or loss recorded to the statement of operations.

Other Real Estate Owned

Other real estate owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure and is carried at the lower of cost or fair value less estimated selling costs. Cost includes the unpaid loan balance adjusted for applicable accrued interest, unamortized deferred loan fees and acquisition costs. In the event that the fair value less estimated selling costs is less than cost at the time of foreclosure, the shortfall is charged to the allowance for loan losses. Subsequent write-downs, if any, and disposition gains and losses are reflected as charges to current operations.

Investments in Federal Home Loan Bank Stock and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) are carried at cost and may be sold back to the FHLB and FRB, respectively, at its carrying value. Both cash and stock dividends received are reported as dividend income.

Other Equity Investments

Affordable housing investments are accounted for using the equity method of accounting. Similarly, other limited partnership and limited liability investments in which UCB’s ownership is 5% or greater are accounted for under the equity method of accounting; minor interests less than 5% are accounted for under the cost basis of accounting. Under the equity method of accounting, UCB adjusts its cost basis by recognizing its share of the earnings or losses of the underlying investment. Under cost basis accounting, UCB’s cost basis in each investment is reduced by dividends or other distributions received until the cost of the individual investment is fully recovered. None of these investments meet the criteria of FIN 46 as referred to above and, therefore, are not consolidated.

Acquisitions of Certain Financial Institutions

Acquisitions are accounted for using the purchase method of accounting. Under the purchase method, net assets of the acquired business are recorded at their estimated fair values as of the date of the acquisition. Any excess of cost over the fair value of the net assets and other identifiable intangible assets acquired is recorded as goodwill. Results of operations of the acquired business are included in the consolidated statement of operations from the date of acquisition forward.

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

Transfers of Financial Assets and Mortgage Servicing Rights

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

Mortgage servicing rights are carried at the lower of cost or fair value and are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights are tested for impairment on a quarterly basis.

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

UCB evaluates other-than-temporary impairment of mortgage servicing rights by considering both historical and projected trends in interest rates, pay off activity and whether the impairment could be recovered through interest rate increases. If UCB determines that an impairment for a stratum is other-than-temporary, the value of the mortgage servicing rights and any related valuation allowance is written down.

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

Derivative Instruments and Hedging Activities

Financial derivatives are instruments where a notional principal amount is tied to an underlying interest rate, currency exchange rate or other financial asset, index or pricing measure. Examples of derivative financial instrument are foreign exchange contracts (swaps and forwards), interest rate swaps, options, caps, floors, forwards and similar instruments. In addition, certain financial instruments may contain embedded derivatives that must be evaluated to determine whether the derivative should be accounted for separately from the host instrument.

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

UCB’s derivatives not accounted for as hedges, including embedded derivatives that must be accounted for separately from the host instrument, are carried at fair value in the financial statements with any gains or losses reflected in noninterest expense and included in other general and administrative.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides a valuation allowance against net deferred tax assets to the extent that realization of the assets is not considered more likely than not. The Company and UCB file a consolidated federal income tax return, a combined California state income tax return, a combined New York state and New York City income tax return and a separate Massachusetts state income tax return for UCB only.

As part of the computation of the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses and the treatment of tax contingencies. There is a possibility that these estimates and assumption may be disallowed as part of an audit by the various taxing authorities that the Company is subject to. Any differences between items taken as deductions in our tax provision computations and those allowed by the taxing authorities could result in additional income tax expense in future periods.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. In adopting SFAS No. 123(R), the Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption will include: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Also, as part of the adoption of SFAS No. 123(R) the Company elected to compute its pool of excess tax benefits under the alternative approach as permitted by FASB Staff Position No. 123(R), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

Prior to January 1, 2006, the Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As of December 31, 2006, the Company had one stock-based employee compensation plan, which is described more fully in Note 19. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R). In addition, the adoption of SFAS No. 123(R) had no effect on the Company as substantially all of the Company’s options were fully vested as of the adoption date.

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions with regard to the options granted during a reporting period namely, expected life, stock price volatility, expected dividend yield and risk-free interest rate.

The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. See Note 19 for further information on share-based compensation.

Earnings per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period, which is calculated using the treasury stock method for stock options. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

Translation of Foreign Currencies

UCB considers the functional currency of its foreign operations to be the United States dollar. Accordingly, UCB remeasures monetary assets and liabilities at year-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, which is remeasured at historical rates. Foreign currency transaction gains and losses are recognized in income in the period of occurrence. The gross foreign currency gains were $559,000, $1.2 million and $5.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The gross foreign currency losses were $1.1 million, $964,000 and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

2.	Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.  SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 159 will have on its financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has no defined benefit pension plan and the adoption of SFAS No. 158 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The adoption of SAB No. 108 did not have a material effect on its consolidated financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company has performed an assessment of the effects of adopting FIN 48 and has determined that such adoption will result in a decrease in goodwill, with an offsetting increase in current tax receivables, of approximately $2.6 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 156 will have a material impact on its consolidated financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 will have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Business Combinations

Summit Bank Corporation

UCBH and Summit Bank Corporation (“Summit”), a Georgia corporation registered under the Bank Holding Company Act of 1956, as amended, entered into an Agreement and Plan of Merger dated as of September 18, 2006. On December 29, 2006, UCBH completed its acquisition of Summit for a total consideration of approximately $174.7 million consisting of 4,824,861 shares of UCBH’s common stock valued at $85.8 million and $88.9 million in cash, which includes costs related to the cash-out of the outstanding stock options of Summit and direct acquisition costs. The results of Summit’s operations have been included in the consolidated financial statements since that date.

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

Cash and due from banks	$18,595
Investment and mortgage-backed securities available for sale	258,264
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	5,851
Loans held in portfolio, net	466,104
Accrued interest receivable	3,594
Premises and equipment	16,875
Goodwill	126,199
Core deposit intangibles	16,900
Other assets	22,100

Total assets acquired	934,482

Deposits	544,846
Securities sold under agreements to repurchase	101,600
Short-term borrowings	85,805
Subordinated debentures	12,708
Accrued interest payable	3,986
Other liabilities	10,842

Total liabilities assumed	759,787

Total allocation of purchase price	$174,695

The Company’s purchase price allocations for the assets it acquired from Summit are preliminary. The Company is awaiting the results of final valuation studies that are being performed by independent valuation consultants. We expect to finalize these valuations during the first quarter of 2007.

Pacifica Bancorp, Inc.

UCBH and Pacifica Bancorp, Inc. (“Pacifica”), the holding company of Pacifica Bank, a Washington state-chartered bank, entered into an Agreement and Plan of Merger dated as of May 23, 2005. On October 31, 2005, UCBH completed its acquisition of Pacifica for a total consideration of approximately $41.6 million consisting of 1,241,194 shares of UCBH’s common stock valued at $21.1 million and $19.4 million in cash, which includes the cash-out of the outstanding stock options of Pacifica and direct acquisition costs. The results of Pacifica’s operations have been included in the consolidated financial statements since that date.

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

Cash and due from banks	$17,949
Investment and mortgage-backed securities available for sale	13,522
Investment and mortgage-backed securities held to maturity	256
FHLB stock	635
Loans held in portfolio, net	136,968
Accrued interest receivable	691
Premises and equipment	1,093
Goodwill	23,277
Core deposit intangibles	3,800
Other assets	3,854

Total assets acquired	202,045

Deposits	148,733
Short-term borrowings	163
Long-term borrowings	8,698
Accrued interest payable	836
Other liabilities	2,006

Total liabilities assumed	160,436

Total allocation of purchase price	$41,609

Asian American Bank & Trust Company

UCBH and Asian American Bank & Trust Company (“AABT”), a Massachusetts state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of August 2, 2005. On November 28, 2005, UCBH completed its acquisition of AABT for a total consideration of approximately $34.6 million consisting of 878,246 shares of UCBH’s common stock valued at $15.6 million, $18.2 million in cash and also direct acquisition costs. The results of AABT’s operations have been included in the consolidated financial statements since that date.

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

Cash and due from banks	$13,982
Investment and mortgage-backed securities available for sale	27,590
FHLB stock	346
Loans held in portfolio, net	86,010
Accrued interest receivable	581
Premises and equipment	6,307
Goodwill	15,070
Core deposit intangibles	2,900
Other assets	766

Total assets acquired	153,552

Deposits	112,067
Long-term borrowings	2,441
Accrued interest payable	571
Other liabilities	3,874

Total liabilities assumed	118,953

Total allocation of purchase price	$34,599

Great Eastern Bank

UCBH and Great Eastern Bank (“GEB”), a New York state-chartered banking corporation, entered into an Agreement and Plan of Merger dated as of October 13, 2005 (“GEB Agreement”). On February 17, 2006, GEB notified UCBH that it had decided to accept a superior third party proposal, as defined in the GEB Agreement. UCBH notified GEB on February 21, 2006, that it had elected not to exercise the right of further negotiation as permitted under the GEB Agreement. This resulted in the termination of the GEB Agreement and the payment of a breakup fee of $5.0 million from GEB to UCBH, which was received on February 21, 2006.

4.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At December 31, 2006 and 2005, the reserve requirement was $7.6 million and $13.1 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the year ended December 31, 2006, was as follows (dollars in thousands):

Average balance outstanding	$62,740
Maximum amount outstanding at any month end period	175,000
Balance outstanding at end of period	175,000
Weighted average interest rate during the period	7.41%
Weighted average interest rate at end of period	7.37%
Weighted average remaining term to maturity at end of period (in years)	9.6

UCB entered into two long-term transactions involving the purchases of Resell Agreements with Citigroup Global Markets, Inc. The first Resell Agreement is for $100.0 million and matures on August 4, 2016. Under the terms of this Resell Agreement, interest payments are due from the seller quarterly. The interest rate for this Resell Agreement is 7.40% for the first six months adjustable quarterly to the three-month London Interbank Offered Rate (“LIBOR”) subject to a maximum interest rate of 7.50%. The initial interest rate and at December 31, 2006, was 7.40%. Additionally, the seller has the right to terminate this Resell Agreement at the six-month anniversary date and quarterly thereafter. The second Resell Agreement is for $75.0 million and matures on September 27, 2016. Under the terms of this Resell Agreement, interest payments are due from the seller quarterly. The interest rate for this Resell Agreement is adjustable monthly and is calculated as 8.40% plus the residual of ten multiplied by 65% of the average weekly one-month LIBOR less the average Bond Market Association Index for short-term municipal bonds subject to a maximum rate of 9.89%. The initial interest rate was 5.61% and the December 31, 2006, interest rate was 3.89%. Accrued interest receivable related to the Resell Agreements were $1.2 million at December 31, 2006. The underlying collateral pledged for the Resell Agreements consists of FNMA and Federal Home Loan Mortgage Corporation (“FHLMC”) mortgage-backed securities with an aggregate fair value of $178.1 million as of December 31, 2006. Of the $178.1 million of the underlying collateral for the Resell Agreements, $103.2 million was repledged as underlying collateral for a securities sold under agreement to repurchase with Citigroup Global Markets, Inc. at December 31, 2006. The collateral is held by a custodian and maintained under seller’s control.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2006, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:

Collateralized debt obligations	$38,445	$5	$(316)	$38,134	$14,888	$(113)	$8,296	$(203)	$23,184	$(316)

U.S. Government sponsored enterprises notes	588,621	120	(5,701)	583,040	263,885	(1,566)	125,194	(4,135)	389,079	(5,701)

U.S. Government sponsored enterprises discount notes	249,024	61	—	249,085	—	—	—	—	—	—

U.S. Treasury Bills	73,183	17	—	73,200	—	—	—	—	—	—

Municipals	58,325	—	—	58,325	—	—	—	—	—	—

Commercial paper	49,952	—	—	49,952	—	—	—	—	—	—

Other	10,000	—	(125)	9,875	9,875	(125)	—	—	9,875	(125)

Total investment securities available for sale	1,067,550	203	(6,142)	1,061,611	288,648	(1,804)	133,490	(4,338)	422,138	(6,142)

Mortgage-backed securities available for sale:

FNMA	515,711	391	(13,405)	502,697	148,236	(3,025)	284,506	(10,380)	432,742	(13,405)

GNMA	87,866	—	(3,261)	84,605	—	—	78,742	(3,261)	78,742	(3,261)

FHLMC	313,991	140	(9,847)	304,284	7,424	(32)	255,779	(9,815)	263,203	(9,847)

Other	200,832	16	(4,589)	196,259	—	—	171,423	(4,589)	171,423	(4,589)

Total mortgage-backed securities available for sale	1,118,400	547	(31,102)	1,087,845	155,660	(3,057)	790,450	(28,045)	946,110	(31,102)

Total investment and mortgage-backed securities available for sale	2,185,950	750	(37,244)	2,149,456	444,308	(4,861)	923,940	(32,383)	1,368,248	(37,244)

Investment securities held to maturity:

Municipal securities	222,638	6,750	(30)	229,358	4,531	(24)	416	(6)	4,947	(30)

Mortgage-backed securities held to maturity:

FNMA	4,372	—	(172)	4,200	—	—	4,200	(172)	4,200	(172)

GNMA	63,122	—	(1,755)	61,367	—	—	61,367	(1,755)	61,367	(1,755)

FHLMC	541	—	(20)	521	—	—	521	(20)	521	(20)

Total mortgage-backed securities held to maturity	68,035	—	(1,947)	66,088	—	—	66,088	(1,947)	66,088	(1,947)

Total investment and mortgage-backed securities held to maturity	290,673	6,750	(1,977)	295,446	4,531	(24)	66,504	(1,953)	71,035	(1,977)

Total securities	$2,476,623	$7,500	$(39,221)	$2,444,902	$448,839	$(4,885)	$990,444	$(34,336)	$1,439,283	$(39,221)

As of December 31, 2006, the net unrealized loss on securities was $31.7 million. The net unrealized loss on securities that are available for sale was $36.5 million. Net of a tax benefit of $15.3 million, the unrealized $21.2 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $4.8 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the year ended December 31, 2006. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or FHLB. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment and Mortgage-Backed Securities — (Continued)

Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GNMA and FHLMC, as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA or AA. There have been no deteriorations of credit quality that would contribute to impairment. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

Since UCB has the intent and ability to hold its available-for-sale securities until recovery of the par amount, which could be maturity, UCB has concluded that the decline in value on these securities is temporary.

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2005, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:

Trust preferred securities	$33,443	$—	$(497)	$32,946	$18,671	$(272)	$4,275	$(225)	$22,946	$(497)

U.S. Government sponsored enterprises notes	159,655	2	(4,472)	155,185	55,428	(381)	96,850	(4,091)	152,278	(4,472)

Other	11,012	—	(101)	10,911	10,911	(101)	—	—	10,911	(101)

Total investment securities available for sale	204,110	2	(5,070)	199,042	85,010	(754)	101,125	(4,316)	186,135	(5,070)

Mortgage-backed securities available for sale:

FNMA	355,135	2	(10,947)	344,190	162,309	(3,373)	180,746	(7,574)	343,055	(10,947)

GNMA	88,184	—	(3,151)	85,033	17,553	(487)	67,480	(2,664)	85,033	(3,151)

FHLMC	302,540	5	(10,229)	292,316	157,234	(4,007)	133,184	(6,222)	290,418	(10,229)

Other	202,264	—	(5,121)	197,143	76,747	(1,253)	120,396	(3,868)	197,143	(5,121)

Total mortgage-backed securities available for sale	948,123	7	(29,448)	918,682	413,843	(9,120)	501,806	(20,328)	915,649	(29,448)

Total investment and mortgage-backed securities available for sale	1,152,233	9	(34,518)	1,117,724	498,853	(9,874)	602,931	(24,644)	1,101,784	(34,518)

Investment securities held to maturity:

Municipal securities	225,573	6,943	(237)	232,279	18,379	(144)	3,342	(93)	21,721	(237)

Mortgage-backed securities held to maturity:

FNMA	5,112	—	(189)	4,923	—	—	4,923	(189)	4,923	(189)

GNMA	77,261	—	(1,128)	76,133	66,867	(729)	9,266	(399)	76,133	(1,128)

FHLMC	662	—	(23)	639	—	—	639	(23)	639	(23)

Total mortgage-backed securities held to maturity	83,035	—	(1,340)	81,695	66,867	(729)	14,828	(611)	81,695	(1,340)

Total investment and mortgage-backed securities held to maturity	308,608	6,943	(1,577)	313,974	85,246	(873)	18,170	(704)	103,416	(1,577)

Total securities	$1,460,841	$6,952	$(36,095)	$1,431,698	$584,099	$(10,747)	$621,101	$(25,348)	$1,205,200	$(36,095)

As of December 31, 2005, the net unrealized loss on securities was $29.1 million. The net unrealized loss on securities that are available for sale was $34.5 million. Net of a tax benefit of $14.5 million, the unrealized $20.0 million unrealized loss is included in other comprehensive income as a reduction to stockholders’ equity. The

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment and Mortgage-Backed Securities — (Continued)

$5.4 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the financial statements for the year ended December 31, 2005.

The scheduled contractual maturities on investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 2006, were as follows (dollars in thousands):

	Amortized Cost					Market Value
		After 1	After 5				After 1	After 5
		Year	Years				Year	Years
	Within	Through	Through	After		Within	Through	Through	After
Description	1 Year	5 Years	10 Years	10 Years	Total	1 Year	5 Years	10 Years	10 Years	Total

Investment securities available for sale:

Collateralized debt obligations	$—	$—	$—	$38,445	$38,445	$—	$—	$—	$38,134	$38,134

U.S. Government sponsored enterprises notes	21,959	422,309	144,353	—	588,621	21,956	419,171	141,913	—	583,040

U.S. Government sponsored enterprises discount notes	249,024	—	—	—	249,024	249,085	—	—	—	249,085

U.S. Treasury Bills	73,183	—	—	—	73,183	73,200	—	—	—	73,200

Municipals	—	4,255	2,947	51,123	58,325	—	4,255	2,947	51,123	58,325

Commercial paper	49,952	—	—	—	49,952	49,952	—	—	—	49,952

Other	—	—	—	10,000	10,000	—	—	—	9,875	9,875

Total investment securities available for sale	394,118	426,564	147,300	99,568	1,067,550	394,193	423,426	144,860	99,132	1,061,611

Mortgage-backed securities available for sale:

FNMA	5	9,174	42,204	464,328	515,711	5	9,021	41,460	452,211	502,697

GNMA	—	—	1,709	86,157	87,866	—	—	1,710	82,895	84,605

FHLMC	—	15,740	33,945	264,306	313,991	—	15,491	33,177	255,616	304,284

Other	—	—	—	200,832	200,832	—	—	—	196,259	196,259

Total mortgage-backed securities available for sale	5	24,914	77,858	1,015,623	1,118,400	5	24,512	76,347	986,981	1,087,845

Total investment and mortgage-backed securities available for sale	394,123	451,478	225,158	1,115,191	2,185,950	394,198	447,938	221,207	1,086,113	2,149,456

Investment securities held to maturity:

Municipal securities	—	—	2,501	220,137	222,638	—	—	2,598	226,760	229,358

Mortgage-backed securities held to maturity:

FNMA	—	—	—	4,372	4,372	—	—	—	4,200	4,200

GNMA	—	—	—	63,122	63,122	—	—	—	61,367	61,367

FHLMC	—	—	—	541	541	—	—	—	521	521

Total mortgage-backed securities held to maturity	—	—	—	68,035	68,035	—	—	—	66,088	66,088

Total investment and mortgage-backed securities held to maturity	—	—	2,501	288,172	290,673	—	—	2,598	292,848	295,446

Total securities	$394,123	$451,478	$227,659	$1,403,363	$2,476,623	$394,198	$447,938	$223,805	$1,378,961	$2,444,902

The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities since borrowers may have the right to prepay obligations before underlying mortgages mature.

Approximately $66.3 million and $320.9 million of investment and mortgage-backed securities have been pledged to secure borrowings entered into by UCB at December 31, 2006 and 2005, respectively, as more fully described in Note 15. UCB has also pledged $479.6 million and $460.0 million of its investment securities as collateral for public deposits as of December 31, 2006 and 2005, respectively.

For the year ended December 31, 2006, proceeds from the sale of available for sale securities totaled $96.8 million, with gross realized gains of $276,000 and gross realized losses of $70,000. For the year ended December 31, 2005, proceeds from the sale of available for sale securities totaled $115.0 million, with gross realized gains of $1.8 million and gross realized losses of $1.8 million. Proceeds from the sale of available for sale

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investment and Mortgage-Backed Securities — (Continued)

securities for the year ended December 31, 2004, totaled $821.8 million, with gross realized gains of $14.8 million and gross realized losses of $2.1 million

There were no mortgage-backed securities sold under agreements to repurchase for the years ended December 31, 2005 and 2004. When UCB enters into these transactions, the obligations generally mature within one year and generally represent agreements to repurchase the same securities.

7.	Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Other Equity Investments

The components of FHLB stock, FRB stock and other equity investments as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Federal Home Loan Bank stock	$68,834	$39,070
Federal Reserve Bank stock	1,267	—
Other equity investments	40,674	36,375

FHLB stock, Federal Reserve Bank stock and other equity investments	$110,775	$75,445

The investments in the above table above are reflected at cost. Such investments’ fair value is estimated quarterly based on the underlying organization’s business model, current and projected financial performance and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. At December 31, 2006, there were no investments where the estimated fair value was below the respective cost.

UCB, along with all other financial institutions, must own stock in the FHLB to have access to FHLB’s products and services. The stock does not trade on a stock market, but may be issued, exchanged, redeemed and repurchased by the FHLB at its stated par value. The stock is redeemable by a shareholder on five years’ written notice, subject to certain conditions. The FHLB can redeem its stock with 15 days written notice and at quarterly intervals if the member has stock in excess of 115% of its calculated requirement.

Summit as a member of the FRB of Atlanta was required to maintain stock in the FRB of Atlanta based on a specified ratio relative to Summit’s capital. The stock does not trade on a stock market, but may be issued, exchanged, redeemed and repurchased by the FHLB at its stated par value.

UCB is subject to certain requirements of the Community Reinvestment Act (the “CRA”). The CRA generally requires the federal banking agencies to evaluate a financial institution in meeting the credit needs of its local communities, including low-income and moderate-income neighborhoods. UCB invests in CRA-qualified investments, such as affordable housing partnerships and small business investment companies. Additional funding commitments related to these CRA investments at December 31, 2006, were $10.8 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Loans Held for Sale

The components of loans held for sale as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Commercial:
Secured by real estate — nonresidential	$141,348	$154,087
Business	1,203	2,653

Total commercial loans	142,551	156,740

Consumer:
Residential mortgage (one to four family)	310	—

Loans held for sale(1)	$142,861	$156,740

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $213,000 and $372,000 at December 31, 2006 and 2005, respectively.

During the year ended December 31, 2006, UCB transferred $434.3 million of loans from held in portfolio to held for sale and $87.5 million of loans from held for sale to held in portfolio. UCB also transferred $235.9 million of multifamily real estate loans from held for sale to held in portfolio in September 2005.

9.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Commercial:
Secured by real estate — nonresidential	$2,341,572	$2,307,381
Secured by real estate — multifamily	1,275,594	1,506,848
Construction	1,054,302	494,841
Business	1,461,322	863,935

Total commercial loans	6,132,790	5,173,005

Consumer:
Residential mortgage (one-to-four family)	448,895	613,988
Other(1)	53,975	51,667

Total consumer loans	502,870	665,655

Loans held in portfolio(2)	6,635,660	5,838,660
Allowance for loan losses	(62,015)	(64,542)

Net loans held in portfolio	$6,573,645	$5,774,118

(1)	Amount includes deposit overdrafts of $999,000 and $2.5 million at December 31, 2006 and 2005, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $25.8 million and $7.4 million at December 31, 2006 and 2005, respectively.

On September 1, 2006, UCB securitized $176.1 million of residential mortgage loans with servicing rights retained through FNMA. The mortgage-backed securities created from this guaranteed mortgage securitization are

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Loans Held in Portfolio and Allowance for Loan Losses — (Continued)

classified as available for sale investments. As part of this transaction, UCB recognized mortgage servicing rights of $1.4 million.

The components of loans held in portfolio by interest rate type as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Adjustable-rate loans	$3,749,132	$2,951,945
Intermediate fixed-rated loans	1,444,072	1,711,915
Fixed-rate loans	1,468,275	1,182,198

Loans held in portfolio(1)	$6,661,479	$5,846,058

(1)	Amounts do not reflect net unamortized deferred loan fees, purchase premiums and discounts of $25.8 million and $7.4 million at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, residential mortgage (one-to-four family) and multifamily loans with a book value and market value of $3.34 billion and $3.95 billion were pledged to secure FHLB advances, respectively (see Note 15).

Nonperforming assets from loans held in portfolio and OREO as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Total nonaccrual loans from loans held in portfolio	$12,311	$19,133
Other real estate owned	2,887	—

Total nonperforming loans	$15,198	$19,133

Accruing loans contractually past due 90 days or more	$4,339	$5,374

Additionally, UCB had no commitments to lend additional funds to debtors whose loans are nonperforming at December 31, 2006.

Impaired loans as of December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006	2005	2004

Impaired loans with a valuation allowance	$6,897	$16,267	$14,808
Impaired loans without a valuation allowance	5,094	8,273	136

Total impaired loans	$11,991	$24,540	$14,944

Allowance for impaired loans under SFAS No. 114	$1,383	$3,221	$3,592

Gross interest income recognized on impaired loans during the year	$80	$183	$—

Our average recorded investment in impaired loans for the years ended December 31, 2006 and 2005, was $29.9 million and $32.1 million, respectively. Except for one impaired loan at December 31, 2006, and two impaired loans at December 31, 2005, that were well secured and in process of collection, all other impaired loans were included in nonaccrual loans.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Loans Held in Portfolio and Allowance for Loan Losses — (Continued)

The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Balance at beginning of year:
Allowance for loan losses	$64,542	$56,472	$58,126
Allowance for losses — unfunded commitments	3,402	3,940	2,737

Total allowance for losses at beginning of the year	67,944	60,412	60,863
Provision for losses	3,842	6,091	4,202
Loans charged off	(10,694)	(1,614)	(4,798)
Recoveries of loans previously charged off	477	123	145
Adjustment — acquired through business combinations	7,279	2,932	—

Total allowance for losses at end of year	$68,848	$67,944	$60,412

Allowance for loan losses	$62,015	$64,542	$56,472
Allowance for losses — unfunded commitments	6,833	3,402	3,940

Total allowance for losses at end of year	$68,848	$67,944	$60,412

The overall allowance level declined $2.5 million from December 31, 2005. This change includes a $19.4 million reduction from changes in loss factors and $10.2 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by $7.3 million allowance for losses acquired from Summit, $15.0 million from organic loan growth and $4.5 million from migrations in loan quality and repayments or sale of criticized loans.

10.	Premises and Equipment

The components of premises and equipment as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Land	$19,469	$9,566
Buildings	112,791	103,591
Leasehold improvements	22,487	25,685
Computer software	8,563	8,231
Equipment, furniture and fixtures	34,657	30,968

Gross premises and equipment	197,967	178,041
Accumulated depreciation and amortization	(82,357)	(79,752)

Premises and equipment, net	$115,610	$98,289

Total depreciation and amortization expense was $9.0 million, $8.5 million and $6.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Rental income is included in occupancy expense in the consolidated statements of operations and totaled $6.3 million, $7.8 million and $7.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Premises and Equipment — (Continued)

The future noncancelable minimum lease payment receivables as of December 31, 2006, are as follows (dollars in thousands):

2007	$3,781
2008	3,286
2009	2,472
2010	1,085
2011	940
2012 and thereafter	668

Total	$12,232

11.	Goodwill

The activity in goodwill for years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Balance at beginning of year	$106,648	$68,301	$87,437
Summit Bank Corporation acquisition	126,199	—	—
Pacifica Bancorp, Inc. acquisition	—	23,277	—
Pacifica Bancorp, Inc. acquisition purchase price adjustment	(1,913)	—	—
Asian American Bank & Trust Company acquisition	—	15,070	—
Asian American Bank & Trust Company acquisition purchase price adjustment	(2,098)	—	—
First Continental Bank acquisition purchase price error correction	—	—	(16,791)
First Continental Bank acquisition purchase price adjustment	—	—	(2,345)
Bank of Canton of California acquisition purchase price adjustment	(2,056)	—	—

Balance at end of year	$226,780	$106,648	$68,301

The Company did not recognize any impairment losses as a result of its annual goodwill impairment reviews as of September 30, 2006 and 2005. During the year ended December 31, 2006, goodwill was adjusted to reflect the final valuations of the net assets acquired from Pacifica and AABT. Additionally, goodwill was adjusted for the income tax benefit related to the buyout of Pacifica stock options at the time of acquisition, the newly identified income tax deduction related to Pacifica and AABT acquisition costs, and the resolution of contingencies associated with the income tax deduction of investment banking fees related to Bank of Canton of California.

During the three months ended December 31, 2004, the Company determined that the initial purchase price calculation related to the acquisition of First Continental Bank was based on the Company’s common stock per share price on the closing date of the acquisition instead of the proper per share average stock price at the announcement date. This resulted in an error in the calculation of the Company’s purchase price for the acquisition. As a result, goodwill and additional paid-in capital were corrected for the $16.8 million overstatement. During the three months ended June 30, 2004, the Company finalized its purchase accounting with respect to the First Continental Bank acquisition, which resulted in a $2.3 million reduction to goodwill.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Core Deposit Intangibles

The gross carrying amount and the associated accumulated amortization for core deposit intangibles as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Core deposit intangibles, gross	$35,283	$19,597
Accumulated amortization	(6,958)	(4,616)

Core deposit intangibles, net	$28,325	$14,981

The activity in net core deposit intangibles for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Balance at beginning of period	$14,981	$9,829	$11,111
Summit Bank Corporation acquisition	16,900	—	—
Pacifica Bancorp, Inc. acquisition	—	3,800	—
Pacifica Bancorp, Inc. acquisition adjustment	(740)	—	—
Asian American Bank & Trust Company acquisition	—	2,900	—
Asian American Bank & Trust Company acquisition adjustment	(150)	—	—
Amortization	(2,342)	(1,345)	(1,282)
Impairment write-downs	(324)	(203)	—

Balance at end of period	$28,325	$14,981	$9,829

UCB recognized impairment losses of $324,000 and $203,000 as a result of the core deposit intangible impairment reviews during the years ended December 31, 2006 and 2005, respectively. UCB did not identify any impairment losses as a result of its core deposit intangible impairment reviews during the year ended December 31, 2004. The write-down of core deposit intangibles is included in other general and administrative expenses.

The estimated future amortization expense related to core deposit intangibles as of December 31, 2006, is as follows (dollars in thousands):

2007	$5,086
2008	5,086
2009	4,320
2010	4,065
2011	3,884
2012 and thereafter	5,884

Total	$28,325

13.	Mortgage Servicing Rights

The gross carrying amount and the associated accumulated amortization for mortgage servicing rights as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Mortgage servicing rights, gross	$19,971	$14,341
Accumulated amortization	(6,698)	(3,699)

Mortgage servicing rights, net	$13,273	$10,642

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Mortgage Servicing Rights — (Continued)

The activity in net mortgage servicing rights for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Balance at beginning of period	$10,642	$7,747	$4,006
Addition/Capitalization	6,812	5,192	5,209
Amortization	(2,999)	(2,297)	(1,388)
Write-downs	(1,182)	—	(80)

Balance at end of period	$13,273	$10,642	$7,747

Amortization expense related to mortgage servicing rights is recorded as a reduction to other fees on the consolidated statements of operations. UCB recognized impairment losses of $1.2 million and $80,000 as a result of the mortgage servicing rights impairment review during the years ended December 31, 2006 and 2004, respectively. UCB did not identify any impairment losses as a result of its mortgage serving rights impairment reviews during the year ended December 31, 2005. Additionally, in 2004 the Company determined that it was not recognizing the gain on sale of loans in accordance with SFAS No. 140. Accordingly, the Company recorded a cumulative adjustment during the year ended December 31, 2004, to reduce gain on loan sales and servicing rights by $1.9 million and the recognition of a tax benefit of $793,000.

Real estate loans being serviced for others totaled $2.15 billion and $1.47 billion at December 31, 2006 and 2005, respectively. These loans are not included in the consolidated balance sheets. In connection with these loans, UCB held trust funds of approximately $20.6 million and $17.4 million at December 31, 2006 and 2005, respectively, all of which were segregated in separate accounts and not included in the accompanying consolidated balance sheets. Some agreements with investors to whom UCB has sold loans have representation and warranty provisions that could require the repurchase of loans under certain circumstances. Management does not believe that any exposure from such repurchases currently exists, and therefore, no provision for any repurchase has been recorded.

The fair value of capitalized mortgage servicing rights along with the sensitivity analysis related to two key factors, prepayment speed and discount rate, as of December 31, 2006 and 2005, was as follows (dollars in thousands):

	2006	2005

Fair value of mortgage servicing rights	$18,010	$14,036
Expected weighted-average life (in years)	4.45	4.97
Range of prepayment speed assumptions (annual CPR)	13%-29%	10%-20%
Discount rate assumption	12.94%	12.85%
Decrease in fair value from 10% adverse CPR change	$(770)	$(617)
Decrease in fair value from 20% adverse CPR change	$(1,454)	$(1,161)
Decrease in fair value from 100 basis point adverse discount rate change	$(442)	$(355)
Decrease in fair value from 200 basis point adverse discount rate change	$(864)	$(693)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Deposits

The components of deposits as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

NOW, checking and money market accounts	$2,194,176	$1,784,065
Savings accounts	942,672	946,714
Time deposits:
Less than $100,000	1,410,162	1,203,001
$100,000 or greater	2,655,835	2,330,389

Total time deposits	4,065,997	3,533,390

Total deposits	$7,202,845	$6,264,169

The components of deposits in foreign banking offices as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Noninterest bearing deposits	$19,744	$—
Interest bearing deposits	898,480	555,526

Total deposits	$918,224	$555,526

The remaining maturities on time deposits as of December 31, 2006, are as follows (dollars in thousands):

2007	$3,961,085
2008	51,067
2009	19,474
2010	18,694
2011	15,611
2012 and thereafter	66

Total	$4,065,997

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

NOW, checking and money market accounts	$41,282	$20,572	$9,295
Savings accounts	9,527	9,336	8,451
Time deposits	159,844	93,983	49,979
Less penalties for early withdrawal	(594)	(574)	(458)

Total	$210,059	$123,317	$67,267

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the year ended December 31, 2006, was as follows (dollars in thousands):

Average balance outstanding	$162,124
Maximum amount outstanding at any month end period	401,600
Balance outstanding at end of period	401,600
Weighted average interest rate during the period	3.56%
Weighted average interest rate at end of period	3.71%
Weighted average remaining term to maturity at end of period (in years)	6.1

UCB has entered into five Repurchase Agreements aggregating $300.0 million, which mature between May 11, 2011, and September 29, 2016. Under the terms of the Repurchase Agreements, payments are due quarterly. The interest rates for the respective first years of the Repurchase Agreements range from a 3-month LIBOR less 82 basis points to a 3-month LIBOR less 384 basis points, which adjust quarterly. Thereafter, the interest rates are fixed for the remainder of the term with interest rates ranging from 4.50% to 5.00%. The initial interest rates ranged from 1.63% to 4.14%. The current interest rates at December 31, 2006, ranged from 1.58% to 4.47%. Additionally, the lender has the right to terminate the applicable Repurchase Agreement either at the first anniversary date of the Repurchase Agreement or at the first anniversary date and quarterly thereafter. As of December 31, 2006, $200.0 million of the Repurchase Agreements are with Citigroup Global Markets Inc. with an average weighted maturity of 8.2 years and accrued interest payable amounted to $610,000. The underlying collateral pledged for the Repurchase Agreements consists of FNMA, FHLMC and GNMA mortgage-backed securities, AAA rated or better private label collateralized mortgage obligations and FHLB investment securities with an aggregate fair value of $215.9 million as of December 31, 2006. The collateral is held by a custodian and maintained under UCB’s control. At December 31, 2006, the underlying collateral pledged for the Repurchase Agreements mature between 2009 to 2035.

With the acquisition of Summit, UCB assumed five Repurchase Agreements aggregating $101.6 million, which mature between January 2, 2007, and January 11, 2007. The current interest rates at December 31, 2006, ranged from 4.25% to 5.42%. The underlying collateral pledged for the Repurchase agreements consist of FHLB, FNMA and FHLMC agency bonds with an aggregate fair value of $111.2 million as of December 31, 2006. The collateral is held by a custodian and maintained under UCB’s control.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Borrowings — (Continued)

Long-Term and Short-Term Borrowings

Short-term and long-term borrowings outstanding information for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$224,234	$301,400	$164,964
Maximum amount outstanding at any month end period	654,636	566,169	300,695
Balance outstanding at end of period	654,636	279,425	72,310
Weighted average interest rate during the period	4.52%	3.51%	1.30%
Weighted average interest rate at end of period	5.21%	4.09%	1.22%
Weighted average remaining term to maturity at end of period (in years)	—	—	—
Long-term borrowings:
Federal Home Loan Bank advances:
Average balance outstanding	$683,978	$361,677	$299,253
Maximum amount outstanding at any month end period	906,651	562,033	335,104
Balance outstanding at end of period	906,651	562,033	334,952
Weighted average interest rate during the period	4.89%	5.15%	5.00%
Weighted average interest rate at end of period	4.72%	4.76%	4.89%
Weighted average remaining term to maturity at end of period (in years)	5.4	5.0	2.9

UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $534.2 million at December 31, 2006. At December 31, 2006, the advances were secured with $41.6 million of mortgage-backed securities and $3.34 billion of loans, and at December 31, 2005, $287.5 million of mortgage-backed securities and $3.95 billion of loans secured the advances. At December 31, 2006, credit availability under this facility was approximately $606.0 million.

Included in long-term borrowings are advances with provisions that allow the FHLB, at their option, to terminate the advances at quarterly intervals for specified periods ranging from three to five years beyond the advance dates. Advances that may be terminated by the FHLB with corresponding early termination date, are as follows (dollars in thousands):

2007	$291,500
2008	—
2009	175,000
2010	200,000
2011	50,000

Total	$716,500

UCB also has recorded secured borrowings as of December 31, 2006 and 2005, related to loan transactions that did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Borrowings — (Continued)

and Extinguishment of Liabilities.  The short-term secured borrowings amounted to $6.1 million and $19.1 million at December 31, 2006 and 2005, respectively.

The future payments due on borrowings as of December 31, 2006, are as follows (dollars in thousands):

2007	$731,146
2008	233,425
2009	25,245
2010	40,135
2011	25,454
2012 and thereafter	505,882

Total	$1,561,287

On December 2, 2006, UCBH entered its fourth amendment to the unsecured revolving line of credit agreement with Wells Fargo Bank, N.A. for $20.0 million. Borrowings under the agreement bear interest at prime rate less 1.80% with outstanding borrowings and interest due on November 30, 2007. The Company has not taken an advance under the agreement. UCBH maintains the unsecured line of credit for contingency liquidity.

16.	Subordinated Debentures

UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005 and 2006 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (“Capital Securities”) and investing the proceeds thereof in junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries.

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

On December 15, 2006, UCBH issued $51.5 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VII. The junior subordinated debentures bear interest at a fixed rate of 6.51% until December 15, 2011, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.67% and will adjust quarterly until maturity. The junior subordinated debentures will mature on December 15, 2036, but may be redeemed by UCBH at its option in whole or in part at anytime on or after December 15, 2011. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subordinated Debentures — (Continued)

On December 28, 2006, UCBH issued $25.8 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VI. The junior subordinated debentures bear interest at a fixed rate of 6.73% until January 30, 2012, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.65% and will adjust quarterly until maturity. The junior subordinated debentures will mature on January 30, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after January 30, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

With the acquisition of Summit, UCBH assumed $12.7 million in junior subordinated debentures of Summit Bank Corporation Capital Trust I. The junior subordinated debentures bear interest of three-month LIBOR plus 3.10% and will adjust quarterly until maturity. The junior subordinated debentures will mature on September 30, 2033, but may be redeemed by UCBH at its option in whole or in part at anytime on or after September 30, 2008. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events. UCBH has the ability to defer interest and redemption date.

Interest expense related to the Capital Securities was $11.7 million, $9.6 million and $8.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Subordinated Debentures — (Continued)

The outstanding Capital Securities issued by each special purpose trust and the junior subordinated debentures issued by UCBH to each trust as of December 31, 2006 and 2005, were as follows (dollars in thousands):

		2006		2005
		Capital	Debenture	Capital	Debenture	Earliest	Stated	Annualized	Current	Rate	Payable
	Issuance	Securities	Principal	Securities	Principal	Redemption	Maturity	Coupon	Interest	Change	Distribution
Trust Name	Date	Amount	Balance	Amount	Balance	Date	Date	Rate	Rate	Date	Dates

UCBH Capital Trust I	11/28/01	6,000	6,186	6,000	6,186	12/8/06	12/8/31	6-month LIBOR + 3.80%	8.42%	12/8/06	6/8, 12/8
UCBH Holdings Statutory Trust I	3/26/02	10,000	10,310	10,000	10,310	3/26/07	3/26/32	3-month LIBOR + 3.60%	8.12%	12/26/06	3/26, 6/26, 9/26, 12/26
UCBH Holdings Statutory Trust II	9/26/02	25,000	25,774	25,000	25,774	9/26/07	9/26/32	3-month LIBOR + 3.40%	7.92%	12/26/06	3/26, 6/26, 9/26, 12/26
UCBH Capital Trust II	10/15/02	20,000	20,619	20,000	20,619	11/7/07	11/7/32	3-month LIBOR + 3.45%	7.74%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust III	10/15/02	18,000	18,557	18,000	18,557	11/7/07	11/7/32	3-month LIBOR + 3.66%	7.95%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust IV	10/29/02	27,000	27,836	27,000	27,836	11/7/07	11/7/32	3-month LIBOR + 3.45%	7.74%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust V	9/22/05	40,000	41,238	40,000	41,238	11/23/10	11/23/35	5.82% until 11/23/10, 3-month LIBOR + 1.38% thereafter	5.82%	N/A	2/23, 5/23, 8/23, 11/23
UCBH Capital Trust VI	12/28/06	25,000	25,774	—	—	1/30/12	1/30/37	6.73% until 1/28/12, 3-month LIBOR + 1.65% thereafter	6.73%	N/A	1/30, 4/30, 7/30, 10/30
UCBH Capital Trust VII	12/15/06	50,000	51,547	—	—	12/15/11	12/15/36	6.51% until 12/15/11, 3-month LIBOR + 1.67% thereafter	6.51%	N/A	3/15, 6/15, 9/15, 12/15
Summit Bank Corporation Capital Trust I	9/30/03	12,318	12,708	—	—	9/30/08	9/30/33	8.46% until 9/30/08, 3-month LIBOR + 3.10% thereafter	8.46%	N/A	3/30, 6/30, 9/30, 12/30

Total Balance		$233,318	$240,549	$146,000	$150,520

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The combined balance sheets of the special purpose trusts at December 31, 2006 and 2005, were as follows (dollars in thousands):

COMBINED BALANCE SHEETS

	2006	2005

ASSETS
Investment in subordinated debentures of UCBH Holdings, Inc., at cost (fair value of $240,549 and $150,520 at December 31, 2006 and 2005, respectively)	$240,549	$150,520
Accrued interest receivable	1,641	1,148
Other assets	765	595

Total assets	$242,955	$152,263

LIABILITIES AND STOCKHOLDER’S EQUITY
Trust preferred securities	$233,318	$146,000
Accrued interest payable	1,413	1,114

Total liabilities	234,731	147,114

Common stock	7,231	4,520
Retained earnings	993	629

Total stockholder’s equity	8,224	5,149

Total liabilities and stockholder’s equity	$242,955	$152,263

The combined statements of operations of the special purpose trusts for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

COMBINED STATEMENTS OF OPERATIONS

	2006	2005	2004

Interest income from subordinated debentures of UCBH Holdings, Inc.	$12,106	$9,643	$8,439
Interest expense from trust preferred securities	11,742	9,353	8,185

Net income	$364	$290	$254

17.	Minimum Regulatory Capital Requirements

The Company and UCB (on a consolidated basis) are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s and UCB’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and UCB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and UCB’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and UCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and UCB meet all capital adequacy requirements to which they are subject.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Minimum Regulatory Capital Requirements — (Continued)

As of December 31, 2006 and 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized UCB as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, UCB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed UCB’s category. The Company’s and UCB’s actual capital amounts and ratios as of December 31, 2006 and 2005, are also presented in the following table (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$854,287	10.72%	$637,338	8.00%	N/A	N/A
United Commercial Bank	837,698	10.53	636,184	8.00	$795,229	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$785,439	9.86%	$318,669	4.00%	N/A	N/A
United Commercial Bank	768,850	9.67	318,092	4.00	$477,138	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$785,439	9.50%	$330,771	4.00%	N/A	N/A
United Commercial Bank	768,850	9.30	330,717	4.00	$413,396	5.00%

As of December 31, 2005 (1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$715,666	11.33%	$505,223	8.00%	N/A	N/A
United Commercial Bank	692,770	10.98	504,717	8.00	$630,897	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$647,871	10.26%	$252,612	4.00%	N/A	N/A
United Commercial Bank	624,975	9.91	252,359	4.00	$378,538	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$647,871	8.56%	$302,825	4.00%	N/A	N/A
United Commercial Bank	624,975	8.26	302,643	4.00	$378,304	5.00%

(1)	Amounts reflect the effects of the acquisitions of Summit Bank Corporation at December 29, 2006, and Pacifica Bancorp, Inc. and Asian American Bank & Trust Company at December 31, 2005.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Minimum Regulatory Capital Requirements — (Continued)

The reconciliation of capital under GAAP with regulatory capital at December 31, 2006 and 2005, was as follows (dollars in thousands):

	Tier 1 Capital		Risk-Based Capital
	UCBH		UCBH
	Holdings, Inc.	United	Holdings, Inc.	United
	and	Commercial	and	Commercial
	Subsidiaries	Bank	Subsidiaries	Bank

As of December 31, 2006:
GAAP capital	$786,071	$1,002,800	$786,071	$1,002,800
Nonallowable components:
Unrealized losses on securities available for sale	21,155	21,155	21,155	21,155
Goodwill and other disallowed intangibles	(255,105)	(255,105)	(255,105)	(255,105)
Mortgage servicing rights — excess	—	—	—	—
Additional capital components:
Qualifying trust preferred securities	233,318	—	233,318	—
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	68,848	68,848

Regulatory capital	$785,439	$768,850	$854,287	$837,698

As of December 31, 2005:
GAAP capital	$603,514	$726,618	$603,514	$726,618
Nonallowable components:
Unrealized losses on securities available for sale	19,986	19,986	19,986	19,986
Goodwill and other disallowed intangibles	(121,629)	(121,629)	(121,629)	(121,629)
Mortgage servicing rights — excess	—	—	—	—
Additional capital components:
Qualifying trust preferred securities	146,000	—	146,000	—
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	67,795	67,795

Regulatory capital	$647,871	$624,975	$715,666	$692,770

Dividends declared by UCB in any calendar year may not, without the approval of the appropriate regulator, exceed its net earnings for that year combined with its net earnings less dividends paid for the preceding two years. At December 31, 2006, UCB had approximately $275.9 million available for the payment of dividends under the foregoing restrictions. Following its initial public offering in 1998, UCBH commenced paying dividends in 2000. For the years ended December 31, 2006, 2005 and 2004, UCBH declared cash dividends totaling $0.12 per share, $0.10 per share and $0.08 per share, respectively.

18.	Earnings Per Share

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, basic and diluted earnings per share on the consolidated statement of operations for the year ended December 31, 2004, was adjusted to reflect the impact of the stock split. Additionally, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Earnings Per Share — (Continued)

income at and for the years ended December 31, 2004, and at December 31, 2003, was also adjusted to take into account the stock split.

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2006:
Net income — basic	$100,877	94,457,063	$1.07
Effect of stock options	—	3,571,914

Net income — diluted	$100,877	98,028,977	$1.03

Year ended December 31, 2005:
Net income — basic	$97,826	91,934,570	$1.06
Effect of stock options	—	3,765,241

Net income — diluted	$97,826	95,699,811	$1.02

Year ended December 31, 2004:
Net income — basic	$85,603	90,522,594	$0.95
Effect of stock options	—	4,720,028

Net income — diluted	$85,603	95,242,622	$0.90

The antidilutive outstanding stock options for 6,679,700, 2,729,467 and 25,574 shares of UCBH common stock for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation of diluted earnings per share as a result of the stock options’ exercise price being greater than the average market price of UCBH common stock for the period. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unrecognized compensation and certain deferred tax benefits related to stock options.

19.	Employee Benefit Plans

Stock Option Plan

On May 18, 2006, UCBH adopted the UCBH Holdings, Inc. 2006 Equity Incentive Plan (the “Plan”), which was formerly known as the UCBH Holdings, Inc. 1998 Stock Option Plan, as amended. The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of December 31, 2006, the Company had 869,419 shares of common stock reserved for the issuance of options under the Plan.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Employee Benefit Plans — (Continued)

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

The adoption of SFAS No. 123(R) reduced income before income tax expense for the year ended December 31, 2006, by approximately $2.2 million, and reduced net income for the same period by approximately $1.9 million. Basic and diluted earnings per share were reduced by $0.02 for the year ended December 31, 2006, as a result of the amounts expensed. In addition, as of December 31, 2006, total unrecognized compensation cost related to nonvested stock option awards was approximately $8.5 million and the related weighted-average period over which it is expected to be recognized was approximately 2.24 years. Further, for the year ended December 31, 2006, the total income tax benefit related to nonqualified stock option grants recognized in the statement of operations was $287,000.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the year ended December 31, 2006, there were no such excess tax benefits.

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Dividend yield	0.61%	0.60%	0.44%
Volatility	29.88%	29.03%	21.99%
Risk-free interest rate	4.72%	4.22%	4.24%
Expected lives (years)	7.47	7.50	7.56

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

The stock option activity for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands, except weighted average exercise price):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Options outstanding at December 31, 2003	9,910,372	$6.54	6.46	$128,173
Granted	5,504,100	18.93
Exercised	(1,055,068)	5.57
Canceled	(317,086)	17.35
Expired	—	—

Options outstanding at December 31, 2004	14,042,318	$11.23	6.84	$164,081
Granted	1,552,300	19.09
Exercised	(786,614)	4.91
Canceled	(347,878)	18.31
Expired	(24,106)	17.94

Options outstanding at December 31, 2005	14,436,020	$12.23	6.67	$81,522
Granted	1,153,000	17.77
Exercised	(585,442)	7.48
Canceled	(121,500)	18.16
Expired	(47,683)	18.66

Options outstanding at December 31, 2006	14,834,395	$12.78	5.82	$70,878

Shares exercisable:
December 31, 2006	13,691,898	$12.37	5.53	$71,049
December 31, 2005	14,284,020	12.18	6.64	81,476
December 31, 2004	7,549,084	5.68	5.50	130,255

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004, was $4.4 million, $3.9 million and $5.6 million, respectively. The annual tax benefit realized for the tax deductions from option exercises totaled $2.0 million, $3.8 million and $5.7 million, respectively for the years ended December 31, 2006, 2005 and 2004.

The Company has a policy of issuing new shares from the pool of unissued shares allocated to the Plan to satisfy share option exercises. As of December 31, 2006, there were 869,419 unissued shares allocated to the Plan.

The weighted-average grant date fair value of options granted, total intrinsic value of options exercised and total fair value of vested, were as follows (dollars in thousands, except weighted average exercise price):

	Weighted
	Average Fair	Total Intrinsic
	Value of	Value of	Total Fair
	Options	Options	Value of
	Granted	Exercised	Vested Options

Year Ended December 31, 2006	$7.21	$6,204	$290
Year Ended December 31, 2005	7.59	10,774	49,457
Year Ended December 31, 2004	6.63	15,393	8,496

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Employee Benefit Plans — (Continued)

The range of exercise prices for options outstanding at December 31, 2006, is as follows:

	Options	Weighted Average	Weighted Average	Options	Weighted Average
Exercise Price	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

$1.88-$2.25	1,497,216	$1.88	1.99	1,497,216	$1.88
$2.26-$4.51	136,956	2.91	3.23	136,956	2.91
$4.52-$6.77	3,849,804	6.15	4.30	3,849,804	6.15
$6.78-$9.03	266,324	7.21	4.99	266,324	7.21
$9.04-$11.29	675,466	10.01	4.97	675,466	10.01
$11.30-$13.55	299,765	12.38	6.29	299,765	12.38
$13.56-$15.81	498,664	15.00	7.10	404,164	14.82
$15.82-$18.07	1,472,000	17.30	8.54	652,669	16.97
$18.08-$20.33	5,398,400	18.83	7.24	5,169,734	18.82
$20.33-$22.59	739,800	21.25	6.14	739,800	21.25

Total/Average	14,834,395	$12.78	5.82	13,691,898	$12.37

The effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the years ended December 31, 2005 and 2004, prior to the adoption of SFAS No. 123(R), were as follows (dollars in thousands, except per share amounts):

	2005	2004

Net income:
As reported	$97,826	$85,603
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(25,917)	(6,367)

Pro forma net income	$71,909	$79,236

Basic earnings per share:
As reported	$1.06	$0.95
Pro forma	$0.78	$0.88
Diluted earnings per share:
As reported	$1.02	$0.90
Pro forma	$0.75	$0.83

On December 27, 2005, UCBH’s Board of Directors approved the accelerated vesting of all outstanding unvested stock options awarded to employees, officers and directors on or before October 26, 2005, under its stock option plan. The decision to accelerate the vesting was made primarily to reduce the impact of recording noncash compensation expense upon the implementation of SFAS No. 123(R). Stock options covering approximately 5.1 million shares of UCBH’s common stock were affected by this action, including approximately 1.9 million shares that are held by the Company’s executive officers and directors. The number of shares, exercise prices and all of the other relevant terms and conditions applicable to the accelerated options remained unchanged. By accelerating the vesting of the options, the Company estimated that approximately $16.4 million of future compensation expense, net of taxes, has been eliminated.

United Commercial Bank Savings Plus Plan

UCB has a 401(k) tax deferred savings plus plan (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the 401(k) Plan. UCB matches the employees’

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Employee Benefit Plans — (Continued)

contributions at a rate set by UCB’s Board of Directors. The 401(k) Plan provides for employer contributions of 50% of employee contributions for all employees for the years ended December 31, 2006, 2005 and 2004, with a maximum contribution limit of $2,000 per participant. The matching contribution vests ratably over the first five years of service. For the years ended December 31, 2006, 2005 and 2004, UCB contributed $1.6 million, $1.3 million and $1.0 million, respectively, to the 401(k) Plan.

In connection with the Pacifica and AABT acquisitions, former Pacifica and AABT employees, who were eligible to participate, were able to enroll in the 401(k) Plan on July 1, 2006.

Summit Bank Corporation Savings Plan

With the acquisition of Summit, the Company assumed the Summit 401(k) savings plan (the “Summit Plan”). Under the Summit Plan, eligible employees may elect to defer a portion of their salary as a contribution to the Summit Plan. Under the Summit Plan, the Company will match 100% of employee contributions up to first 3% of the employee’s compensation and 50% of employee contributions for the next 2% of the employee’s compensation. The Summit Plan will be merged into the 401(k) Plan on July 1, 2007.

20.	Federal and State Taxes on Income

The components of income tax expense by jurisdiction for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2006	2005	2004

Current tax expense:
Federal	$47,814	$40,227	$38,115
State	4,188	10,817	8,001

Total current tax expense	52,002	51,044	46,116

Deferred tax (benefit) expense:
Federal	(981)	(4,374)	2,806
State	(84)	(326)	479

Total deferred tax (benefit) expense	(1,065)	(4,700)	3,285

Income tax expense	$50,937	$46,344	$49,401

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Federal and State Taxes on Income — (Continued)

The components of deferred tax assets (liabilities) at December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Deferred tax assets:
Loan and OREO loss allowances	$21,111	$21,909
Market value adjustments on certain securities	907	904
Unrealized losses on available for sale securities	12,034	10,846
State taxes	7,319	3,705
Compensation and benefits	4,000	2,398
Net operating loss carryforwards	2,435	—
Other	2,017	486
Valuation allowance	(1,694)	—

Total deferred tax assets	48,129	40,248

Deferred tax liabilities:
Fixed asset basis differences	1,509	(1,731)
Deferred loan fees	(8,157)	(8,246)
FHLB dividends	(4,362)	(3,554)
Purchase accounting adjustments	(24,532)	(27,378)
Other	(5,067)	(3,733)

Total deferred tax liabilities	(40,609)	(44,642)

Net deferred tax assets (liabilities)	$7,520	$(4,394)

The components for deferred tax assets (liabilities) by jurisdiction at December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Net deferred assets (liabilities):
Federal income tax	$6,510	$(4,159)
State franchise tax	1,010	(235)

Net deferred tax assets (liabilities)	$7,520	$(4,394)

The income tax benefit related to federal and state net operating loss carryforwards by year of expiration as of December 31, 2006, are as follows (dollars in thousands):

2007	$539
2008	878
2009	161
2010	645
2011	94
2012	—
2013	118

Total	$2,435

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50%

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Federal and State Taxes on Income — (Continued)

change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The valuation allowance, included in the deferred tax asset, was established based upon the application of the Section 382 Limitation to the net operating loss carryforwards acquired in the Summit acquisition.

The reconciliation of the statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2006, 2005 and 2004, was as follows:

	2006	2005	2004

Federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax effects	7.0	7.0	7.0

Statutory income tax rate	42.0	42.0	42.0

Increase (reduction) in tax rate resulting from:
California and federal tax credits and incentives	(5.9)	(3.2)	(3.2)
Tax-exempt income	(2.2)	(2.3)	(2.3)
Section 965 repatriation	—	(2.7)	—
Other, net	(0.3)	(1.7)	0.1

Effective income tax rate	33.6%	32.1%	36.6%

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

The years 2003 through 2005 remain open for Internal Revenue Service audit purposes, the years 2002 through 2005 remain open for California Franchise Tax Board purposes and the years 2003 through 2005 remain open for New York State, New York City and Massachusetts purposes. The 2006 federal and state income tax returns have not yet been filed.

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

21.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of loans, investments and certain other derivative and off balance sheet contracts. At December 31, 2006, UCB had

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Concentration of Credit Risk — (Continued)

82.5% of its loans held in portfolio located in California. Additionally, UCB had 54.5% of its loans held in portfolio in commercial nonresidential and multifamily real estate loans. No borrower or obligor accounted for more than 2.0% of loans. At December 31, 2006, mortgage-backed securities were 47.4% of UCB’s investment portfolio. At December 31, 2006, UCB had 46.2% and 29.6% of its customer deposits located in Northern and Southern California, respectively. One state government entity contributed 6.4% and two other customers contributed 5.0% of total deposits at December 31, 2006. No other customer accounted for more than 2.0% of deposits.

22.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $6.7 million and $7.2 million at December 31, 2006 and 2005, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

23.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk — (Continued)

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet credit risk as of December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006	2005

Commitments to extend credit:
Consumer (including residential mortgage)	$88,648	$88,407
Commercial (excluding construction)	1,150,599	672,662
Construction	889,294	539,955
Letters of credit	140,684	90,595
Foreign exchange contracts receivable	(385,301)	(159,957)
Foreign exchange contracts payable	220,515	57,825
Put options to buy	5,329	11,269
Put options to sell	(5,329)	(11,269)
Interest rate swap contract	25,000	—
Interest rate floor contract	25,000	—
Unfunded CRA investment commitments	3,623	4,760

Total	$2,158,062	$1,294,247

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

Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. UCB may be a purchaser of interest-rate caps and swaps. With the acquisition of Summit, UCB acquired a five-year interest rate swap with a fair value of $802,000 and a five-year interest rate floor contract with a fair value of $93,000. The notional value of both the interest rate swap and floor were $25.0 million. UCB had no other derivative

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk — (Continued)

transactions designated as a hedge according to the relevant accounting criteria as of December 31, 2006 and 2005. Both the interest rate swap and the interest rate floor were not designated as hedges.

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

24.	Commitments and Contingent Liabilities

Lease Commitments

The Company leases various premises and equipment under noncancelable operating leases, many of which contain renewal options and some of which contain escalation clauses. Future minimum rental payments due each year under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2006, are as follows (dollars in thousands):

2007	$10,120
2008	8,506
2009	6,781
2010	5,965
2011	4,448
2012 and thereafter	14,504

Total	$50,324

The Company determined that recognition of rent expense for leases with rent holidays or leases with rent escalation clauses was not recognized on a straight-line basis. Accordingly, during the three months ended December 31, 2004, the Company recorded a cumulative adjustment to increase occupancy expense and deferred rent by $1.2 million and the recognition of a tax benefit of $490,000. Rent expense was approximately $11.9 million, $10.4 million and $9.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

25.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instrument, requires all entities to estimate the fair value of all financial instrument assets, liabilities and off-balance-sheet transactions. Fair values are point-in-time estimates that can change significantly based on numerous factors. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 2006 and 2005, by application of the described methods and significant assumptions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Fair Value of Financial Instruments — (Continued)

The carrying value and estimated fair value of principal financial instruments at December 31, 2006 and 2005, were as follows (dollars in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$204,392	$204,392	$200,072	$200,072
Federal funds sold	150,027	150,027	2,993	2,993
Securities purchased under agreements to resell	175,000	194,304	—	—
Investments and mortgage-backed securities available for sale	2,149,456	2,149,456	1,117,724	1,117,724
Investments and mortgage-backed securities held to maturity	290,673	295,446	308,608	313,974
Federal Home Loan Bank stock, Federal Reserve Board stock and other equity investments	110,775	110,775	75,445	75,445
Loans held for sale	142,861	152,094	156,740	156,948
Loans held in portfolio	6,635,660	6,679,375	5,838,660	5,814,038
Accrued interest receivable	50,803	50,803	37,750	37,750
Mortgage servicing rights, net	13,273	18,010	10,642	14,036
Customers’ liability on acceptances	61,013	61,013	27,133	27,133
Financial liabilities:
Noninterest bearing deposits	767,714	767,714	558,649	558,649
Interest bearing deposits	6,435,131	6,466,690	5,705,520	5,721,494
Securities sold under agreements to repurchase	401,600	407,134	—	—
Short-term borrowings	654,636	657,774	279,425	279,780
Subordinated debentures	240,549	242,967	150,520	150,520
Long-term borrowings	906,651	907,981	562,033	570,644
Accrued interest payable	21,018	21,018	12,582	12,582
Acceptances outstanding	61,013	61,013	27,133	27,133
Derivatives:
Foreign exchange contracts receivable	1,263	1,263	408	408
Foreign exchange contracts payable	(803)	(803)	(241)	(241)
Put option to buy	8	8	64	64
Put option to sell	(8)	(8)	(21)	(21)
Interest rate swap contract	(802)	(802)	—	—
Interest rate floor contract	93	93	—	—

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Fair Value of Financial Instruments — (Continued)

Cash and Due from Banks and Federal Funds Sold

The fair value of cash and due from banks and federal funds sold approximates the carrying value.

Securities Purchased Under Agreements to Resell

The fair value of securities purchased under agreements to resell with original maturities of 90 days or less approximates the carrying value due to the short-term nature of these instruments. The fair value of securities purchased under agreements to resell with original maturities of greater than 90 days is estimated by discounting future cash flows using current market rates and takes into consideration the expected maturity or repricing dates and any call features.

Investment and Mortgage-Backed Securities

The fair value of investments and mortgage-backed securities equals quoted market price, if available. If a quoted market price is not available, the fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Other Equity Investments

The fair value of Federal Home Loan Bank stock approximates the carrying value, which is based on the redemption provisions of the Federal Home Loan Bank. The fair value of Federal Reserve Bank stock approximates the carrying value, which is based on the redemption provisions of the Federal Reserve Bank. The fair value of other equity investments is carrying value or reported value.

Loans Held for Sale

The fair value of commercial real estate loans and multifamily loans held for sale is estimated based on recent market loan sale pricing of like sales, prevailing market interest rates, as well as weighted average maturity, weighted average life, and conditional prepayment rates. SBA loans held for sale fair value is estimated based on recent historical loan sales.

Loans Held in Portfolio

The fair value of loans held in portfolio is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings at the same remaining maturities. In addition, the allowance for loan losses was considered a reasonable adjustment for credit risk for the entire portfolio.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Fair Value of Financial Instruments — (Continued)

Securities Sold Under Agreements to Repurchase

The fair value of securities sold under agreements to repurchase with original maturities of 90 days or less approximates the carrying value due to the short-term nature of these instruments. The fair value of securities sold under agreements to repurchase with original maturities greater than 90 days is estimated by discounting future cash flows using estimated market discount rates and takes into consideration the expected maturity or repricing dates and any call features.

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

Derivative Instruments

The fair value of derivative instruments are based on quoted market prices of similar instruments.

Commitments to Extend Credit, Letters of Credit, Commitments to Purchase Loans, Securities Sold but not Owned, and Options on Interest Rate Futures

The fair value of commitments to extend credit and letters of credit are deemed to be at or near zero due to contractual terms being equated to market terms. The fair values for securities sold but not owned and options on interest rate futures are based on quoted market prices or dealer quotes. The carrying amounts of such investments are considered to be substantially equivalent to fair value.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004, was as follows (dollars in thousands):

	2006	2005	2004

Cash paid during the period for:
Interest	$262,645	$155,439	$94,602
Income taxes	56,618	35,234	36,372
Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$(129)	$(129)	$—
Income tax benefit from stock options exercised	—	3,813	5,679
Common stock issued for:
Acquisition of Summit Bank Corporation	85,786	—	—
Acquisition of Pacifica Bancorp, Inc.	—	21,092	—
Acquisition of Asian American Bank & Trust Company	—	15,624	—
Acquisition of Summit Bank Corporation:
Fair value of assets acquired	934,482	—	—
Fair value of liabilities assumed	759,787	—	—
Acquisition of Pacifica Bancorp, Inc.
Fair value of assets acquired	—	202,045	—
Fair value of liabilities assumed	—	160,436	—
Acquisition of Asian American Bank & Trust Company
Fair value of assets acquired	—	153,552	—
Fair value of liabilities assumed	—	118,953	—
Transfer of loans from held for sale to held in portfolio	(87,479)	(252,569)	—
Transfer of loans to held for sale from held in portfolio	434,285	264,819	—
Transfer of other real estate owned to other assets from loans held in portfolio	244	—	—
Loan securitization:
Loans originated in held in portfolio sold	176,143	—	147,468
Mortgage-backed securities acquired	(174,721)	—	(146,947)
Mortgage servicing rights acquired	(1,422)	—	(521)

27.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCBIS and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Segment Information — (Continued)

The segment information as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Year ended December 31, 2006:
Total interest and dividend income	$519,171	$25,456	$544,627	$—	$(9,614)	$535,013
Total interest expense	(250,756)	(17,739)	(268,495)	(12,199)	9,614	(271,080)
Net interest income (expense)	268,415	7,717	276,132	(12,199)	—	263,933
Core deposit intangible impairment loss	(324)	—	(324)	—	—	(324)
Income tax benefit (expense)	(55,212)	(465)	(55,677)	4,740	—	(50,937)
Net income (loss)	111,393	257	111,650	100,877	(111,650)	100,877
As of December 31, 2006:
Loans held in portfolio	6,134,231	501,429	6,635,660	—	—	6,635,660
Goodwill	226,780	—	226,780	—	—	226,780
Core deposit intangible, net	28,325	—	28,235	—	—	28,235
Total assets	10,104,907	797,588	10,902,495	1,035,495	(1,591,576)	10,346,414
Total deposits	6,306,789	918,224	7,225,013	—	(22,168)	7,202,845
Year ended December 31, 2005:
Total interest and dividend income	397,771	7,311	405,082	—	(2,682)	402,400
Total interest expense	(152,976)	(2,237)	(155,213)	(9,379)	2,682	(161,910)
Net interest income (expense)	244,795	5,074	249,869	(9,379)	—	240,490
Core deposit intangible impairment loss	(203)	—	(203)	—	—	(203)
Income tax benefit (expense)	(52,099)	182	(51,917)	5,573	—	(46,344)
Net income (loss)	110,881	1,321	112,202	97,826	(112,202)	97,826
As of December 31, 2005:
Loans held in portfolio	5,554,069	284,591	5,838,660	—	—	5,838,660
Goodwill	106,648	—	106,648	—	—	106,648
Core deposit intangible, net	14,981	—	14,981	—	—	14,981
Total assets	7,819,458	378,792	8,198,250	750,918	(983,531)	7,965,637
Total deposits	5,727,843	555,526	6,283,369	—	(19,200)	6,264,169
Year ended December 31, 2004:
Total interest and dividend income	297,222	3,034	300,256	—	(192)	300,064
Total interest expense	(83,019)	(1,540)	(84,559)	(8,216)	192	(92,583)
Net interest income (expense)	214,203	1,494	215,697	(8,216)	—	207,481
Income tax benefit (expense)	(54,626)	271	(54,355)	4,954	—	(49,401)
Net income (loss)	100,706	(3,820)	96,886	85,603	(96,886)	85,603

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Parent Company

The unconsolidated balance sheets of UCBH Holdings, Inc. at December 31, 2006 and 2005, were as follows (dollars in thousands):

BALANCE SHEETS

	2006	2005

ASSETS
Cash and due from banks	$11,496	$12,542
Other equity investments	3,182	2,753
Equipment, net	178	111
Investment in subsidiary	1,013,437	731,408
Other assets	7,202	12,065

Total assets	$1,035,495	$758,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable	$2,375	$1,113
Subordinated debentures	240,549	150,520
Other liabilities	6,500	3,732

Total liabilities	249,424	155,365

Common stock	994	940
Additional paid-in capital	341,616	247,340
Retained earnings	464,616	375,220
Accumulated other comprehensive loss	(21,155)	(19,986)

Total stockholders’ equity	786,071	603,514

Total liabilities and stockholders’ equity	$1,035,495	$758,879

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Parent Company — (Continued)

The unconsolidated statements of operations of UCBH Holdings, Inc. for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

STATEMENTS OF OPERATIONS

	2006	2005	2004

Income:
Dividends from subsidiary	$7,500	$30,000	$—
Acquisition termination fee	5,000	—	—
Other income	15	—	—

Total income	12,515	30,000	—

Expense:
Interest expense on junior subordinated debentures	12,106	9,353	8,185
Loss on extinguishment of subordinated debentures	—	1,196	—
Other general and administrative	7,099	6,788	4,985

Total expense	19,205	17,337	13,170

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	(6,690)	12,663	(13,170)
Income tax benefit	4,740	5,573	4,954
Equity in undistributed net income of subsidiary	102,827	79,590	93,819

Net income	$100,877	$97,826	$85,603

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Parent Company — (Continued)

The unconsolidated statements of cash flows of UCBH Holdings, Inc. for the years ended December 31, 2006, 2005 and 2004, were as follows (dollars in thousands):

STATEMENTS OF CASH FLOWS

	2006	2005	2004

Cash flows from operating activities:
Net income	$100,877	$97,826	$85,603
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiary	(102,827)	(79,590)	(93,819)
Loss on extinguishment of subordinated debenture	—	1,196	—
Depreciation expense	67	70	45
Amortization of subordinated debenture fees	122	165	173
Loss on sale of equipment	14	—	—
Excess tax benefit from stock option exercises	(2,007)	—	—
Changes in operating assets and liabilities:
Decrease in other assets	6,754	13,935	9,789
Increase in accrued interest payable	1,262	12	121
Increase (decrease) in other liabilities	(320)	(246)	1,214

Net cash provided by operating activities	3,942	33,368	3,126

Cash flows from investing activities:
Cash acquired from Summit Bank Corporation acquisition	39	—	—
Capital contribution to subsidiaries	(77,326)	(30,200)	(71)
Equity investment purchase	(406)	(2,753)	—
Purchases of equipment	(162)	(111)	(46)
Proceeds from sale of equipment	14	—	—

Net cash used in investing activities	(77,841)	(33,064)	(117)

Cash flows from financing activities:
Proceeds from stock option exercises	4,374	3,863	5,824
Proceeds from issuance of subordinated debentures	77,321	40,000	—
Redemption of subordinated debenture	—	(30,000)	—
Excess tax benefit from stock option exercises	2,007	—	—
Payment of cash dividend on common stock	(10,849)	(8,700)	(6,779)

Net cash provided by (used in) financing activities	72,853	5,163	(955)

Net (decrease) increase in cash and cash equivalents	(1,046)	5,467	2,054
Cash and cash equivalents beginning of year	12,542	7,075	5,021

Cash and cash equivalents end of year	$11,496	$12,542	$7,075

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Unaudited Quarterly Condensed Consolidated Financial Information

The summarized unaudited quarterly supplemental consolidated financial information for the years ended December 31, 2006 and 2005, was as follows (dollars in thousands, except for earnings per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,

2006:
Total interest and dividend income	$142,663	$137,892	$131,006	$123,452
Total interest expense	(76,484)	(71,768)	(64,956)	(57,872)

Net interest income	66,179	66,124	66,050	65,580
Recovery of (provision for) loan losses	(1,350)	(936)	(1,249)	(307)
Noninterest income	11,969	10,968	10,129	14,077
Noninterest expense	(38,122)	(37,419)	(37,131)	(42,748)

Income before income tax expense	38,676	38,737	37,799	36,602
Income tax expense	(12,194)	(13,167)	(12,393)	(13,183)

Net income	$26,482	$25,570	$25,406	$23,419

Earnings per share
Basic	$0.28	$0.27	$0.27	$0.25
Diluted	$0.27	$0.26	$0.26	$0.24

2005:
Total interest and dividend income	$117,459	$104,046	$96,873	$84,022
Total interest expense	(52,097)	(43,930)	(37,227)	(28,656)

Net interest income	65,362	60,116	59,646	55,366
Recovery of (provision for) loan losses	(3,231)	105	(1,775)	(1,190)
Noninterest income	8,407	4,563	5,668	8,046
Noninterest expense	(33,301)	(25,971)	(30,428)	(27,213)

Income before income tax expense	37,237	38,813	33,111	35,009
Income tax expense	(12,104)	(13,290)	(7,747)	(13,203)

Net income	$25,133	$25,523	$25,364	$21,806

Earnings per share:
Basic	$0.27	$0.28	$0.28	$0.24
Diluted	$0.26	$0.27	$0.27	$0.23

30.	Subsequent Events

On January 10, 2007, UCBH and CAB Holding, LLC (“CAB”), a Delaware limited liability company registered under the Bank Holding Company Act of 1956, as amended, and the holding company of The Chinese American Bank, entered into an Agreement and Plan of Merger. The value of the transaction is approximately $131.2 million, which is comprised of $65.1 million in cash and the issuance of 3,711,580 shares of UCBH common stock valued at $66.1 million (based on the average closing price for UCBH’s common stock around the announcement date of January 11, 2007). CAB may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial change in the market value of UCBH common stock in relation to the NASDAQ Bank Index, unless UCBH agrees to increase the Exchange Ratio (as defined in the agreement). Similarly, UCBH may terminate the transaction for various reasons prior to the

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Subsequent Events — (Continued)

consummation of the merger. If either CAB or UCBH terminates the transaction upon certain conditions, such party shall pay a break- up fee to the other. This acquisition enhances the Company’s presence in the New York metropolitan area. The transaction, which is subject to regulatory approval, is anticipated to close in the second quarter of 2007. CAB had total assets of $334.1 million and total deposits of $281.7 million as of December 31, 2006.

On January 25, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.03 per share of common stock. The dividend will be paid on April 12, 2007, to stockholders of record as of March 31, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

UCBH Holdings, Inc. (the “Company”) has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of internal control, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

In conducting an assessment of the effectiveness of the Company’s internal control over financial reporting, the Company has excluded the acquisition of Summit Bank Corporation from management’s report on internal control over financial reporting. The Summit Bank Corporation acquisition was completed on December 29, 2006, and constituted 9.0% of the total assets of the Company as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2006.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers, directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Election of Directors”, “Executive Officers” and “Board Meeting and Committees — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Stockholders.

The information required by this item with respect to the Company’s Code of Conduct is incorporated by reference from the information contained in the section captioned “Corporate Governance — Code of Conduct” in the Proxy Statement. The Code of Conduct is publicly available on our website at www.ucbh.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website.

Item 11.	Executive Compensation

The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Executive Compensation, Summary Compensation Table, Employment and Change in Control Agreements, Option Grants and Executive Deferred Compensation” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Stockholders.

The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Director Compensation and Director Deferred Compensation Plan” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in the sections captioned “Ratification of Selection of Independent Auditors — Independent Auditor Fees” in the Company’s definitive Proxy Statement for the May 17, 2007, Annual Meeting of Shareholders.

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

3. Exhibits:

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005
2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005
2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005
2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998
4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998
4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998
4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005
4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006					✓
4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006					✓
4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003					✓
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004
10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004
10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005
10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006
10.8	UCBH Holdings, Inc. 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 1998 Stock Option Plan)	10-Q	000-24947	10.8	August 9, 2006
10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006
10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 18, 2006
10.11	Form of Indemnification Agreement of United Commercial Bank	8-K	000-24947	10.2	May 18, 2006
10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004					✓
14.1	Code of Conduct, as amended on August 14, 2004	8-K	000-24947	14.1	September 1, 2004
21.0	Subsidiaries of UCBH Holdings, Inc.					✓
23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP					✓
31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu					✓
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Dennis Wu					✓
32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu					(1)

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007

UCBH HOLDINGS, INC.

/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2007

/s/  Dennis Wu
Dennis Wu
Director, Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ Dennis Wu Dennis Wu	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ Anthony Y. Chan Anthony Y. Chan	Director	March 1, 2007

/s/ Joseph J. Jou Joseph J. Jou	Lead Director	March 1, 2007

/s/ Li-Lin Ko Li-Lin Ko	Director	March 1, 2007

/s/ James Kwok James Kwok	Director	March 1, 2007

/s/ David S. Ng David S. Ng	Director	March 1, 2007

/s/ Richard Li-Chung Wang Richard Li-Chung Wang	Director	March 1, 2007

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	March 1, 2007