Form 10-Q
period 2007-03-31
UCBH HOLDINGS INC
filed 2007-05-10
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007.
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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, the Registrant had 99,903,138 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Noninterest bearing cash	$90,769	$112,343
Interest bearing cash	143,863	92,049
Federal funds sold	208,091	150,027

Cash and cash equivalents	442,723	354,419

Securities purchased under agreements to resell	150,000	175,000
Investment and mortgage-backed securities available for sale, at fair value	1,791,076	2,149,456
Investment and mortgage-backed securities held to maturity, at cost (fair value of $292,877 and $295,446 at March 31, 2007, and December 31, 2006, respectively)	288,451	290,673
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	111,248	110,775
Loans held for sale, net of valuation allowance	115,548	142,861
Loans held in portfolio	6,942,843	6,635,660
Allowance for loan losses	(62,804)	(62,015)

Loans held in portfolio, net	6,880,039	6,573,645

Accrued interest receivable	53,088	50,803
Premises and equipment, net	112,877	115,610
Goodwill	228,555	226,780
Core deposit intangibles, net	19,516	28,325
Mortgage servicing rights, net	12,946	13,273
Other assets	100,316	114,794

Total assets	$10,306,383	$10,346,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$746,407	$767,714
Interest bearing deposits	6,552,761	6,435,131

Total deposits	7,299,168	7,202,845

Securities sold under agreements to repurchase	300,000	401,600
Short-term borrowings	441,879	654,636
Subordinated debentures	240,549	240,549
Accrued interest payable	21,241	21,018
Long-term borrowings	1,079,747	906,651
Other liabilities	102,298	133,044

Total liabilities	9,484,882	9,560,343

Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at March 31, 2007, and December 31, 2006; 99,900,138 and 99,448,181 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	999	994
Additional paid-in capital	348,932	341,616
Retained earnings	488,650	464,616
Accumulated other comprehensive loss	(17,080)	(21,155)

Total stockholders’ equity	821,501	786,071

Total liabilities and stockholders’ equity	$10,306,383	$10,346,414

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income:
Loans	$131,651	$105,538
Investment and mortgage-backed securities:
Taxable	23,514	13,757
Tax exempt	3,306	2,692
FHLB Stock	922	450
Federal funds sold and deposits with banks	2,289	1,015
Securities purchased under agreements to resell	2,264	—

Total interest and dividend income	163,946	123,452

Interest expense:
Deposits	65,994	44,396
Securities sold under agreements to repurchase	3,261	29
Short-term borrowings and federal funds purchased	5,192	3,445
Subordinated debentures	4,553	2,715
Long-term borrowings	11,116	7,287

Total interest expense	90,116	57,872

Net interest income	73,830	65,580
Provision for loan losses	1,048	307

Net interest income after provision for loan losses	72,782	65,273

Noninterest income:
Commercial banking fees	4,745	4,095
Service charges on deposits	1,529	740
Gain (loss) on sale of securities, net	3,076	(2)
Gain on sale of SBA loans, net	765	581
Gain on sale of multifamily and commercial real estate loans, net	1,394	3,911
Lower of cost or market adjustment on loans held for sale	(14)	(97)
Equity loss in other equity investments	(473)	(458)
Acquisition termination fee	—	5,000
Other fees	1,423	307

Total noninterest income	12,445	14,077

Noninterest expense:
Personnel	24,264	25,734
Occupancy	4,848	3,699
Data processing	2,280	1,969
Furniture and equipment	2,166	1,660
Professional fees and contracted services	2,329	3,385
Deposit insurance	292	211
Communication	701	599
Core deposit intangible amortization	1,008	555
Other general and administrative	6,007	4,936

Total noninterest expense	43,895	42,748

Income before income tax expense	41,332	36,602
Income tax expense	14,301	13,183

Net income	$27,031	$23,419

Earnings per share:
Basic	$0.27	$0.25
Diluted	$0.26	$0.24
Dividends declared per share	$0.03	$0.03
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income
Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	23,419	—	23,419	$23,419
Other comprehensive income, net of tax benefit of $5,320	—	—	—	—	(7,353)	(7,353)	(7,353)

Comprehensive income	—	—	—	—	—	—	$16,066

Stock options exercised, including related tax benefit	199,809	2	1,862	—	—	1,864
Stock compensation charge	—	—	308	—	—	308
Cash dividend of $0.030 per share	—	—	—	(2,826)	—	(2,826)

Balance at March 31, 2006	94,237,687	$942	$249,510	$395,813	$(27,339)	$618,926

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	27,031	—	27,031	$27,031
Other comprehensive income, net of tax $2,793	—	—	—	—	4,075	4,075	4,075

Comprehensive income	—	—	—	—	—	—	$31,106

Stock options exercised, including related tax benefit	451,957	5	6,546	—	—	6,551
Stock compensation charge	—		770	—	—	770
Cash dividend of $0.030 per share	—	—	—	(2,997)	—	(2,997)

Balance at March 31, 2007	99,900,138	$999	$348,932	$488,650	$(17,080)	$821,501

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$27,031	$23,419
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,048	307
Amortization of net deferred loan fees	(2,701)	(1,767)
Amortization of net securities premiums and discounts	(611)	(28)
Federal Home Loan Bank stock dividend	(700)	(447)
Amortization of intangibles	1,921	1,196
Depreciation and amortization of premises and equipment	2,628	2,307
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(2,620)	(3,979)
Lower of cost or market adjustment on loans held for sale	6	97
Equity loss in other equity investments	523	458
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	650	270
Excess tax benefit from stock option exercises	(1,233)	—
Loss on extinguishment of secured borrowings	—	5
Other, net	104	326
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	9,965	(8,038)
Increase in accrued interest receivable	(2,285)	(2,173)
Decrease (increase) in other assets	15,193	(976)
Increase (decrease) in accrued interest payable	223	(247)
Decrease in other liabilities	(30,798)	(8,652)

Net cash provided by operating activities	18,344	2,078

Cash flows from investing activities:
Payment of acquisition related expenditures		(460)
Purchase of securities purchased under agreements to resell	(150,000)	—
Proceeds from maturity of securities purchased under agreements to resell	175,000	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	577,155	27,756
Purchases	(1,331,188)	(9,894)
Sales	1,056,161	7,231
Called	64,963	—
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	2,225	3,662
Proceeds from redemption of Federal Home Loan Bank stock	1,908	—
Purchase of Federal Home Loan Bank stock	(1,651)	(9,587)
Proceeds from redemption of Federal Reserve Bank Stock	1,267	—
Funding of other equity investments	(232)	(505)
Proceeds from the sale of loans originated in held in portfolio	88,550	185,288
Loans originated in held in portfolio funded and purchased, net of principal collections	(371,401)	(247,246)
Purchases of premises and other equipment	(1,421)	(1,873)
Other investing activities, net	16	122

Net cash provided by (used in) investing activities	111,352	(45,506)

Cash flows from financing activities:
Net increase (decrease) in demand deposits, NOW, money market and savings accounts	72,543	(22,949)
Net increase in time deposits	23,780	35,281
Net decrease in short-term borrowings	(212,757)	(39,197)
Proceeds from securities sold under agreements to repurchase		50,000
Payments of securities sold under agreements to repurchase	(101,600)	—
Proceeds from long-term borrowings	201,362	1,267
Principal payments of long-term borrowings	(28,288)	(2,291)
Proceeds from stock option exercises	5,318	1,465
Excess tax benefit from stock option exercises	1,233
Payment of cash dividend on common stock	(2,983)	(2,351)

Net cash (used in) provided by financing activities	(41,392)	21,225

Net increase (decrease) in cash and cash equivalents	88,304	(22,203)
Cash and cash equivalents at beginning of period	354,419	203,065

Cash and cash equivalents at end of period	$442,723	$180,862

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), the bank holding company of United Commercial Bank (“UCB”), and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude ten special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered to be the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three months ended March 31, 2007, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three months ended March 31, 2007, include the results of operations of Summit Bank Corporation, which was acquired on December 29, 2006.

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

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the March 31, 2007, presentation.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption, effective January 1, 2007, is permitted as long as companies adopt SFAS No. 157 concurrently with SFAS No. 159. The Company will adopt SFAS No. 159 effective January 1, 2008. In connection therewith, the Company is in the process of evaluating the impact that adopting SFAS No. 159 will have on its financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt SFAS. No 157 effective January 1, 2008. In connection therewith, the Company is in the process of evaluating the impact that adopting SFAS No. 157 will have on its financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $393,000 in interest expense and no liability for penalties as of March 31, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. In accordance with SFAS No. 156, the Company will initially measure mortgage servicing rights at fair value and will continue to subsequently amortize its mortgage servicing rights based on estimated future net servicing income, with quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.

3.	Business Combinations

CAB Holding, LLC

On January 10, 2007, UCBH and CAB Holding, LLC (“CAB”), a Delaware limited liability company registered under the Bank Holding Company Act of 1956, as amended, and the holding company of The Chinese American Bank, entered into an Agreement and Plan of Merger. The value of the transaction is approximately $130.7 million, which is comprised of $65.1 million in cash and the issuance of 3,711,580 shares of UCBH common stock valued at $65.6 million (based on the average closing price for UCBH’s common stock around the announcement date of January 11, 2007). CAB may terminate the transaction for various reasons prior to the consummation of the merger,

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
including but not limited to a substantial decline in the Average Closing Price (as defined in the agreement), unless UCBH agrees to a corresponding increase in the number of UCBH shares. Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial increase in the Average Closing Price, unless CAB agrees to a corresponding reduction in the number of UCBH shares. If either CAB or UCBH terminates the transaction upon certain conditions, such party shall pay a break-up fee to the other. This acquisition increased the Company’s presence in the New York metropolitan area. The transaction, which is subject to regulatory approval, is anticipated to close in the second quarter of 2007. CAB had total assets of $333.0 million and total deposits of $281.7 million as of December 31, 2006.

Business Development Bank Ltd.

On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China, for a total consideration of $205.0 million in cash. The parties to the agreements may terminate the transaction for various reasons prior to the consummation of the acquisition. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which will in turn accelerate the implementation of the Company’s Greater China expansion strategy. The transaction is subject to both U.S. regulatory and China Banking Regulatory Commission approvals, and is anticipated to close in the fourth quarter of 2007. BDB had total assets of $217.2 million, total loans of $188.0 million and total deposits of $25.5 million as of December 31, 2006.

4.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At March 31, 2007, and December 31, 2006, the reserve requirement was $8.4 million and $7.6 million, respectively.

5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Average balance outstanding	$125,278	$62,740
Maximum amount outstanding at any month end period	175,000	175,000
Balance outstanding at end of period	150,000	175,000
Weighted average interest rate during the period	7.23%	7.41%
Weighted average interest rate at end of period	6.45%	7.37%
Weighted average remaining term to maturity at end of period (in years)	9.9	9.6
     In first quarter of 2007, two Resell Agreements were terminated for $175.0 million. In addition, in March 2007, UCB entered into two Repurchase Agreements for $150 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
6.	Investment and Mortgage-Backed Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at March 31, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Collateralized debt obligations	$38,445	$—	$(410)	$38,035	$29,731	$(214)	$8,304	$(196)	$38,035	$(410)
U.S. Government sponsored enterprises notes	583,766	146	(3,809)	580,103	437,501	(544)	118,614	(3,265)	556,115	(3,809)
U.S. Government sponsored enterprises discount notes	161,865	17	—	161,882	—	—	—	—	—	—
Municipals	52,179	119	(213)	52,085	31,678	(213)	—	—	31,678	(213)
Other	10,000	—	(175)	9,825	9,825	(175)	—	—	9,825	(175)

Total investment securities available for sale	846,255	282	(4,607)	841,930	508,735	(1,146)	126,918	(3,461)	635,653	(4,607)

Mortgage-backed securities available for sale:
FNMA	422,447	8	(11,267)	411,188	133,484	(2,512)	277,058	(8,755)	410,542	(11,267)
GNMA	81,233	6	(2,656)	78,583	—	—	78,098	(2,656)	78,098	(2,656)
FHLMC	263,171	—	(8,215)	254,956	4,844	(3)	250,107	(8,212)	254,951	(8,215)
Other	207,591	264	(3,436)	204,419	24,899	(71)	166,347	(3,365)	191,246	(3,436)

Total mortgage-backed securities available for sale	974,442	278	(25,574)	949,146	163,227	(2,586)	771,610	(22,988)	934,837	(25,574)

Total investment and mortgage-backed securities available for sale	1,820,697	560	(30,181)	1,791,076	671,962	(3,732)	898,528	(26,449)	1,570,490	(30,181)

Investment securities held to maturity:
Municipal securities	222,662	6,276	(32)	228,906	3,662	(26)	416	(6)	4,078	(32)

Mortgage-backed securities held to maturity:
FNMA	4,326	—	(158)	4,168	—	—	4,168	(159)	4,168	(159)
GNMA	60,925	—	(1,641)	59,284	—	—	59,284	(1,641)	59,284	(1,641)
FHLMC	538	—	(19)	519	—	—	519	(19)	519	(19)

Total mortgage-backed securities held to maturity	65,789	—	(1,818)	63,971	—	—	63,971	(1,819)	63,971	(1,819)

Total investment and mortgage-backed securities held to maturity	288,451	6,276	(1,850)	292,877	3,662	(26)	64,387	(1,825)	68,049	(1,851)

Total securities	$2,109,148	$6,836	$(32,031)	$2,083,953	$675,624	$(3,758)	$962,915	$(28,274)	$1,638,539	$(32,032)

As of March 31, 2007, the net unrealized loss on securities was $25.2 million. The net unrealized loss on securities that are available for sale was $29.6 million. Net of a tax benefit of $12.6 million, the unrealized $17.1 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $4.4 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three months ended March 31, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GMNA and FHLMC, as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchase yield and as the securities approach contractual or expected maturity.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA or AA. There have been no deteriorations of credit quality that would contribute to impairment. The unrealized losses will decline as interest rates fall to the purchase yield and as the securities approach contractual or expected maturity.

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

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2006, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Collateralized debt obligations	$38,445	$5	$(316)	$38,134	$14,888	$(113)	$8,296	$(203)	$23,184	$(316)
U.S. Government sponsored enterprises notes	588,621	120	(5,701)	583,040	263,885	(1,566)	125,194	(4,135)	389,079	(5,701)
U.S. Government sponsored enterprises discount notes	249,024	61	—	249,085	—	—	—	—	—	—
U.S. Treasury Bills.	73,183	17	—	73,200	—	—	—	—	—	—
Municipals	58,325	—	—	58,325	—	—	—	—	—	—
Commercial paper	49,952	—	—	49,952	—	—	—	—	—	—
Other	10,000	—	(125)	9,875	9,875	(125)	—	—	9,875	(125)

Total investment securities available for sale	1,067,550	203	(6,142)	1,061,611	288,648	(1,804)	133,490	(4,338)	422,138	(6,142)

Mortgage-backed securities available for sale:
FNMA	515,711	391	(13,405)	502,697	148,236	(3,025)	284,506	(10,380)	432,742	(13,405)
GNMA	87,866	—	(3,261)	84,605	—	—	78,742	(3,261)	78,742	(3,261)
FHLMC	313,991	140	(9,847)	304,284	7,424	(32)	255,779	(9,815)	263,203	(9,847)
Other	200,832	16	(4,589)	196,259	—	—	171,423	(4,589)	171,423	(4,589)

Total mortgage-backed securities available for sale	1,118,400	547	(31,102)	1,087,845	155,660	(3,057)	790,450	(28,045)	946,110	(31,102)

Total investment and mortgage-backed securities available for sale	2,185,950	750	(37,244)	2,149,456	444,308	(4,861)	923,940	(32,383)	1,368,248	(37,244)

Investment securities held to maturity:
Municipal securities	222,638	6,750	(30)	229,358	4,531	(24)	416	(6)	4,947	(30)

Mortgage-backed securities held to maturity:
FNMA	4,372	—	(172)	4,200	—	—	4,200	(172)	4,200	(172)
GNMA	63,122	—	(1,755)	61,367	—	—	61,367	(1,755)	61,367	(1,755)
FHLMC	541	—	(20)	521	—	—	521	(20)	521	(20)

Total mortgage-backed securities held to maturity	68,035	—	(1,947)	66,088	—	—	66,088	(1,947)	66,088	(1,947)

Total investment and mortgage-backed securities held to maturity	290,673	6,750	(1,977)	295,446	4,531	(24)	66,504	(1,953)	71,035	(1,977)

Total securities	$2,476,623	$7,500	$(39,221)	$2,444,902	$448,839	$(4,885)	$990,444	$(34,336)	$1,439,283	$(39,221)

As of December 31, 2006, the net unrealized loss on securities was $31.7 million. The net unrealized loss on securities that are available for sale was $36.5 million. Net of a tax benefit of $15.3 million, the unrealized $21.2 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $4.8 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the year ended December 31, 2006.

7.	Loans Held for Sale

The components of loans held for sale as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$113,172	$141,348
Business	1,181	1,203

Total commercial loans	114,353	142,551

Consumer:
Residential mortgage (one to four family)	1,195	310

Loans held for sale (1)	$115,548	$142,861

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $198,000 and $213,000 at March 31, 2007, and December 31, 2006, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
8.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,479,457	$2,341,572
Secured by real estate — multifamily	1,313,606	1,275,594
Construction	1,154,176	1,054,302
Business	1,488,723	1,461,322

Total commercial loans	6,435,962	6,132,790

Consumer:
Residential mortgage (one-to-four family)	455,328	448,895
Other (1)	51,553	53,975

Total consumer loans	506,881	502,870

Loans held in portfolio (2)	6,942,843	6,635,660
Allowance for loan losses	(62,804)	(62,015)

Net loans held in portfolio	$6,880,039	$6,573,645

(1)	Amount includes deposit overdrafts of $2.4 million and $999,000 at March 31, 2007, and December 31, 2006, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $21.0 million and $25.8 million at March 31, 2007, and December 31, 2006, respectively.
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2007 and 2006, were as follows (dollars in thousands):

	2007			2006
		Allowance for			Allowance for
		Losses –	Total		Losses –	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments	Losses	Loan Losses	Commitments	Losses
Balance at beginning of period	$62,015	$6,833	$68,848	$64,542	$3,402	$67,944
Provision for losses	2,545	(1,497)	1,048	(4)	311	307
Loans charged off	(1,772)	—	(1,772)	(2,853)	—	(2,853)
Recoveries of loans previously charged off	16	—	16	121	—	121

Balance at end of period	$62,804	$5,336	$68,140	$61,806	$3,713	$65,519

The overall allowance for loan losses increased $789,000 from December 31, 2006. This change includes a $2.9 million reduction from changes in loss factors and a $1.8 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by increases in specific reserves of $3.4 million and $2.1 million net increase arising from migrations in loan quality on loans analyzed in the general allowance category.
The allowance for unfunded commitments decreased $1.5 million from December 31, 2006. The decrease was a result from the change in the loss factor which decreased the reserve by $2.1 million, which was partially offset by an increase in the unfunded commitments which resulted in an increase of $548,000 in the reserve.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
9.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Average balance outstanding	318,956	$162,124
Maximum amount outstanding at any month end period	312,215	401,600
Balance outstanding at end of period	300,000	401,600
Weighted average interest rate during the period	4.09%	3.56%
Weighted average interest rate at end of period	4.43%	3.71%
Weighted average remaining term to maturity at end of period (in years)	7.9	6.1
During January 2007, the five Repurchase Agreements amounting to $101.6 million assumed by UCB in connection with the Summit Bank Corporation acquisition matured.
Short-Term Borrowings
Information regarding outstanding short-term borrowings as of and for the three months ended March 31, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
Federal Home Loan Bank advances and other short-term borrowings:	2007	2006
Average balance outstanding	$401,428	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	441,879	654,636
Weighted average interest rate during the period	5.16%	4.52%
Weighted average interest rate at end of period	5.29%	5.21%
Weighted average remaining term to maturity at end of period (in years)	—	—
Short-term borrowings with the FHLB totaled $340 million at March 31, 2007, and $534.2 million at December 31, 2006. At March 31, 2007, the advances were secured with $38.7 million of mortgage-backed securities and $3.77 billion of loans, and at December 31, 2006, the advances were secured with $41.6 million of mortgage-backed securities and $3.34 billion of loans secured the advances.

10.	Earnings Per Share

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006, were 2,856,300 shares and 6,424,849 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.
The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2007:
Net income – basic	$27,031	99,731,221	$0.27
Effect of stock options	—	3,531,505

Net income – diluted	$27,031	103,262,726	$0.26

Three months ended March 31, 2006:
Net income – basic	$23,419	94,114,819	$0.25
Effect of stock options	—	3,744,738

Net income – diluted	$23,419	97,859,557	$0.24

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
11.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of March 31, 2007, the Company had 456,818 shares of common stock reserved for the issuance of options under the Plan.

The Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Awards granted after January 1, 2006 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight-line basis over the service periods of each award. No share-based employee compensation cost has been reflected in the Company’s results of operations prior to the adoption of SFAS No. 123R and the results for prior periods have not been restated. The Company estimated forfeiture rates for the first quarter of 2007 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.
Options activity outstanding under the Company’s stock option plan as of March 31, 2007 and changes during the three months ended March 31, 2007 were as follows (dollars in thousands, except weighted average exercise price):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding at December 31, 2006	14,834,395	$12.78	5.82	$70,878

Granted	472,600	17.61
Exercised	(451,957)	11.77
Canceled	(16,933)	17.35
Expired	(39,400)	20.56

Options outstanding at March 31, 2007	14,798,705	$12.94	5.79	$191,513

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $3.2 million and $2.1 million, respectively. Cash received from option exercises for the quarters ended March 31, 2007 and 2006 was $5.3 million and $1.5 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.2 million and $399,000, respectively.
The range of exercise prices for options outstanding at March 31, 2007 is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$2.25	1,481,402	$1.88	1.75	1,481,402	$1.88
$2.26-$4.51	126,324	2.90	3.00	126,324	2.90
$4.52-$6.77	3,750,458	6.15	4.07	3,750,458	6.15
$6.78-$9.03	264,158	7.21	4.76	264,158	7.21
$9.04-$11.29	523,666	10.12	5.55	523,666	10.12
$11.30-$13.55	299,433	12.38	6.05	299,433	12.38
$13.56-$15.81	493,164	15.00	6.78	401,664	14.82
$15.82-$18.07	1,921,500	17.37	8.64	832,201	17.15
$18.08-$20.33	5,233,800	18.84	7.11	5,004,634	18.83
$20.33-$22.59	704,800	21.28	6.15	704,800	21.28

Total/Average	14,798,705	12.94	5.79	13,388,740	12.44

As of March 31, 2007, there was $11.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized in less than three years. The total fair value of shares vested during the periods ended March 31, 2007 and 2006 was $61.5 million and $69.8 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
12.	Income Tax Expense

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adopting FIN 48 was a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $393,000 in interest expense and no liability for penalties as of March 31, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

The fiscal years 2003 through 2005 remain open for Internal Revenue Service audit purposes, the years 2002 through 2005 remain open for California Franchise Tax Board purposes and the years 2003 through 2005 remain open for New York State, New York City and Massachusetts purposes. The 2006 federal and state income tax returns have not yet been filed.

13.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $7.4 million and $6.7 million at March 31, 2007, and December 31, 2006, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

14.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commitments to extend credit:
Consumer (including residential mortgage)	$81,237	$83,648
Commercial (excluding construction)	1,296,061	1,150,599
Construction	948,911	889,294
Letters of credit	148,480	140,684
Foreign exchange contracts receivable	(464,584)	(385,301)
Foreign exchange contracts payable	195,423	220,515
Put options to buy	13,766	5,329
Put options to sell	(13,766)	(5,329)
Interest rate swap contract	—	25,000
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	3,463	3,623

Total	$2,234,491	$2,153,062

15.	Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
16.	Supplemental Cash Flow Information

The supplemental cash flow information for the three months ended March 31, 2007 and 2006, was as follows (dollars in thousands):

	2007	2006
Cash paid during the period for:
Interest	$89,893	$58,118
Income taxes	13,817	13,754

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$—	$(129)
Income tax benefit from stock options exercised	—	399
Transfer of loans from held for sale to held in portfolio	36,253	827
Transfer of loans to held for sale from held in portfolio	39,746	248,644
Transfer of other real estate owned to other assets from loans held in portfolio	—	—
17.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCB Investment Services, Inc. and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.

The segment information as of March 31, 2007, and December 31, 2006, and for the three months ended March 31, 2007 and 2006, were as follows (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three Months Ended March 31, 2007:
Total interest and dividend income	$158,605	$8,434	$167,039	$2	$(3,095)	$163,946
Total interest expense	(83,182)	(5,445)	(88,627)	(4,585)	3,096	(90,116)
Net interest income (expense)	75,423	2,989	78,412	(4,582)	—	73,830
Core deposit intangible impairment loss	(1,008)	—	(1,008)	—	—	(1,008)
Income tax benefit (expense)	(16,364)	(168)	(16,532)	2,231	—	(14,301)
Net income (loss)	29,902	948	30,850	27,031	(30,850)	27,031

Three Months Ended March 31, 2006:
Total interest and dividend income	120,498	4,450	124,948	—	(1,496)	123,452
Total interest expense	(53,468)	(3,168)	(56,636)	(2,732)	1,496	(57,872)
Net interest income (expense)	67,030	1,282	68,312	(2,732)	—	65,580
Core deposit intangible impairment loss	(294)	—	(294)	—	—	(294)
Income tax benefit (expense)	(13,564)	(63)	(13,627)	444	—	(13,183)
Net income (loss)	26,131	(1,486)	24,645	23,416	(24,642)	23,419
18.	Subsequent Events

On April 26, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.03 per share of common stock. The dividend will be paid on July 12, 2007, to stockholders of record as of June 30, 2007.

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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $10.31 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At March 31, 2007, we had sixty-six domestic branches and offices; twenty-eight in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, five in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has a branch in Hong Kong and representative offices in Shanghai and Shenzhen, China; and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. We believe that this core banking business performed well during the three months ended March 31, 2007 as the general economic environment both in these markets and generally throughout the United States improved. However, the challenges presented by the general interest rate environment that we must work within did impact the Company’s performance during the three months ended March 31, 2007.
The Company reported earnings for the three months ended March 31, 2007, of $27 million or $0.26 per diluted share. This compares with $23.4 million or $0.24 per diluted share for the three months ended March 31, 2006, and $26.5 million or $0.27 per diluted share for the three months ended December 31, 2006. Return on average equity (“ROE”) was 13.43% and return on average assets (“ROA”) was 1.09% for the three months ended March 31, 2007, compared with a ROE of 15.36% and ROA of 1.18% for the three months ended March 31, 2006, and a ROE of 15.35% and a ROA of 1.25% for the three months ended December 31, 2006.
CORPORATE DEVELOPMENTS
Acquisition of CAB Holding, LLC On January 10, 2007, UCBH and CAB Holding, LLC (“CAB”), a Delaware limited liability company registered under the Bank Holding Company Act of 1956, as amended, and the holding company of The Chinese American Bank, entered into an Agreement and Plan of Merger. The value of the transaction is approximately $130.7 million, which is comprised of $65.1 million in cash and the issuance of 3,711,580 shares of UCBH common stock valued at $65.6 million (based on the average closing price for UCBH’S common stock around the announcement date of January 11, 2007). CAB may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial decline in the Average Closing Price (as defined in the agreement), unless UCBH agrees to a corresponding increase in the number of UCBH shares. Similarly, UCBH may terminate the transaction for various reasons prior to the consummation of the merger, including but not limited to a substantial increase in the Average Closing Price, unless CAB agrees to a corresponding reduction in the number of UCBH shares. If either CAB or UCBH terminates the transaction upon certain conditions, such party shall pay a break-up fee to the other. This acquisition increases the Company’s presence in the New York metropolitan area. The transaction, which is subject to regulatory approval, is anticipated to close in the second quarter of 2007. CAB had total assets of $333.0 million and total deposits of $281.7 millions as of December 31, 2006.
Acquisition of Business Development Bank Ltd. On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China, for a total consideration of $205.0 million in cash. The parties to the agreements may terminate the transaction for various reasons prior to the consummation of the acquisition. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which will in turn accelerate the implementation of the Company’s Greater China expansion strategy. The transaction is subject to both U.S. regulatory and China Banking Regulatory Commission approvals and is anticipated to close in the fourth quarter of 2007. BDB had total assets of $217.2 million, total loans of $188.0 million and total deposits of $25.5 million as of December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At March 31, 2007, UCB’s total allowance for loan losses was $62.8 million, which represented 0.91% of loans held in portfolio.

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
UCB assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the three months ended March 31, 2007, UCB effected further refinements in the determination of certain loss factors. This refinement focused primarily on the continued development of the expected loss approach, and resulted in a revision and lowering of the loss factors applied to pass rated loans in the commercial real estate and construction categories. UCB also refined certain historical and qualitative loss factors during the three months ended March 31, 2007.
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
The overall allowance for loan losses increased $789,000 from December 31, 2006. This change includes a $2.9 million reduction from changes in loss factors and a $1.8 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by increases in specific reserves of $3.4 million and $2.1 million net increase arising from migrations in loan quality on loans analyzed in the general allowance category.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.
The allowance for unfunded commitments decreased $1.5 million from December 31, 2006. The decrease was a result from the change in the loss factor which decreased the reserve by $2.1 million, which was partially offset by an increase in the unfunded commitments which resulted in an increase of $548,000 in the reserve.
There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance for loan losses adequately address all of the components to estimate inherent credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for loan losses, which would negatively impact the Company’s results of operations in future periods. UCB continually monitors and evaluates its allowance for loan losses methodology, seeking to refine and enhance the process used to estimate incurred losses in our loan portfolios as appropriate.

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
The Company adopted the provisions of FIN 48 effective January 1, 2007. See management’s discussion over “recent accounting pronouncements” for management’s evaluation of FIN 48.
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption, effective January 1, 2007, is permitted as long as companies adopt SFAS No. 157 concurrently with SFAS No. 159. The Company will adopt SFAS No. 159 effective January 1, 2008. In connection therewith, the Company is in the process of evaluating the impact that adopting SFAS No. 159 will have on its financial position and results of operations.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt SFAS. No 157 effective January 1, 2008. In connection therewith, the Company is in the process of evaluating the impact that adopting SFAS No. 157 will have on its financial position and results of operations.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $393,000 for interest and no liability for penalties as of March 31, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. In accordance with SFAS No. 156, the Company will initially measure mortgage servicing rights at fair value and will continue to subsequently amortize its mortgage servicing rights based on estimated future net servicing income, with quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.
Accounting for Certain Hybrid Financial Instruments
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial position or results of operations.

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
			Increase (Decrease)
	2007	2006	Amount	%
Operating Data:
Total interest & dividend income	$163,946	$123,452	$40,494	32.80%

Total interest expense	(90,116)	(57,872)	32,244	55.72

Net interest income	73,830	65,580	8,250	12.58
Provision for loan losses	(1,048)	(307)	741	241.37

Net interest income after provision for loan losses	72,782	65,273	7,509	11.50
Total noninterest income	12,445	14,077	(1,632)	(11.59)
Total noninterest expense	(43,895)	(42,748)	1,147	2.68

Income before income tax expense	41,332	36,602	4,730	12.92
Income tax expense	(14,301)	(13,183)	1,118	8.48

Net income	$27,031	$23,419	$3,612	15.42

Per Share Data:
Basic earnings per share	$0.27	$0.25	$0.02	8.00%
Diluted earnings per share	$0.26	0.24	0.02	8.33

Dividends declared per share	$0.030	0.030	—	—

Return on average assets	1.09%	1.18%	(9)*	(7.63)%
Return on average equity	13.43	15.36	(193)	(12.57)
Efficiency ratio (1)	50.88	53.66	(278)	(5.18)
Noninterest expense to average assets	1.77	2.15	(38)	(17.67)
Average equity to average assets	8.11	7.68	43	5.60
Dividend payout ratio (2)	11.54	12.50	(96)	(7.68)
Net loan charge-offs to average loans held in portfolio	0.10	0.18	(8)	(44.44)
Interest rate spread (3)	2.79	3.14	(35)	(11.15)
Net interest margin (3)	3.26	3.54	(28)	(7.91)

	March 31,	December 31,	Increase (Decrease)
	2007	2006	Amount	%
Financial Condition and Other Data:
Loans held in portfolio, net	$6,880,039	$6,573,645	$306,394	4.66%
Securities purchased under agreements to resell	150,000	175,000	(25,000)	(14.29)
Securities available for sale	1,791,076	2,149,456	(358,380)	(16.67)
Securities held to maturity	288,451	290,673	(2,222)	(0.76)
Total assets	10,306,383	10,346,414	(40,031)	(0.39)
Deposits	7,299,168	7,202,845	96,323	1.34
Securities sold under agreements to repurchase	300,000	401,600	(101,600)	(25.30)
Subordinated debentures	240,549	240,549	—	—
Short-term borrowings	441,879	654,636	(212,757)	(35.50)
Long-term borrowings	1,079,747	906,651	173,096	19.09
Total liabilities	9,484,882	9,560,343	(75,461)	(0.79)
Stockholders’ equity (4)	821,501	786,071	35,430	4.51
Nonperforming assets	24,657	15,198	9,459	62.24
Ratio of stockholders’ equity to total assets	7.97%	7.60%	37 *	4.87

Asset Quality Data:
Loan delinquency ratio	0.93%	0.84%	9 *	10.71%
Nonperforming assets to total assets	0.24	0.15	9	60.00
Nonperforming loans to loans held in portfolio	0.31	0.19	12	63.16
Allowance for loan losses to loans held in portfolio	0.91	0.93	(3)	(3.23)
Allowance for loan losses to nonperforming loans	288.48	503.73	(21,525)	(42.73)
Total loan to deposit ratio	96.70	94.11	259	2.72

	Three Months Ended March 31,
			Increase (Decrease)
	2007	2006	Amount	%
Bank Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.66%	9.67%	(1)*	(0.10)%
Total risk-based capital	10.49	10.53	(4)	(0.38)
Tier 1 leverage	8.21	9.30	(109)	(11.72)
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.03	9.86	17	1.72
Total risk-based capital	10.86	10.72	13	1.21
Tier 1 leverage ratio	8.50	9.50	(100)	(10.53)

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $2.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.

(4)	In conjunction with the acquisition of Summit Bank Corporation on December 29, 2006, UCBH issued 4.8 million shares of common stock.

*	Basis point
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
The consolidated net income of the Company for the three months ended March 31, 2007, increased by $3.6 million, or 15.42%, to $27.0 million, compared to $23.4 million for the same period in 2006. The ROE and ROA ratios for the three months ended March 31, 2007, were 13.43% and 1.09%, respectively. These amounts compare with the ROE ratio of 15.36% and the ROA ratio of 1.18% for the three months ended March 31, 2006. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and the Summit Bank Corporation (“Summit”) acquisition that was consummated on December 29, 2006. The efficiency ratio was 50.88% for the three months ended March 31, 2007, compared with 53.66% for the same period in 2006. The decrease in the efficiency ratio is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share were $0.26 and $0.24 for the three months ended March 31, 2007 and 2006, respectively.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007				2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$6,839,200		$131,652	7.70%	$6,037,540		$105,538	6.99%
Taxable securities (3)	1,857,226		23,514	5.06	1,179,163		13,757	4.67
Tax exempt securities (3)	274,676		3,306	4.81	225,580		2,692	4.77
FHLB Stock	68,805		922	5.36	44,474		450	4.05
Securities purchased under agreements to resell	125,278		2,264	7.23	—		—	—
Other	154,056		2,289	5.94	96,818		1,015	4.19

Total interest-earning assets	9,319,241		163,947	7.04	7,583,575		123,452	6.51
Noninterest-earning assets	600,442		—		358,413		—

Total assets	$9,919,683		$163,947		$7,941,988		$123,452

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,478,541		$12,477	3.38	$1,212,276		$7,774	2.57
Savings accounts	692,003		1,726	1.00	779,183		2,278	1.17
Time deposits	4,230,874		51,791	4.90	3,622,005		34,344	3.79

Total interest-bearing deposits	6,401,418		65,994	4.12	5,613,464		44,396	3.16
Securities sold under agreements to repurchase	318,956		3,261	4.09	2,778		29	4.18
Short-term borrowings and federal funds purchased	401,428		5,192	5.17	360,357		3,445	3.82
Long-term borrowings	943,810		11,116	4.71	580,093		7,287	5.02
Subordinated debentures	240,549		4,553	7.57	146,050		2,715	7.44

Total interest-bearing liabilities	8,306163		90,116	4.34	6,702,742		57,872	3.45
Noninterest-bearing deposits	695,668		—		511,445		—
Other noninterest-bearing liabilities	113,038		—		117,871		—
Stockholders’ equity	804,814		—		609,930		—

Total liabilities and stockholders’ equity	$9,919,683		$90,116		$7,941,988		$57,872

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,013,078		$73,831	2.70%	$880,833		$65,580	3.06%

Net interest margin (5)				3.17%				3.46%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,319,241		166,033	7.13%	$7,583,575		124,902	6.59%
Total interest-bearing liabilities	8,306,163		90,116	4.34	6,702,742		57,872	3.45

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,013,078		$75,917	2.79%	$880,833		$67,030	3.14%

Net interest margin (5)				3.26%				3.54%

Average cost of deposits:
Total interest-bearing deposits	$6,401,418		$65,994	4.12%	$5,613,464		$44,396	3.16%
Noninterest-bearing deposits	695,668		—		511,445		—

Total deposits	$7,097,086		$65,994	3.72%	$6,124,909		$44,396	2.90%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $2.1 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.
The increase in net interest income for the three months ended March 31, 2007, compared to the same period in 2006 was principally due to a $1.74 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the Summit acquisition. The average cost of deposits increased 82 basis points from 2.90% for the three months ended March 31, 2006, to 3.72% for the three months ended March 31, 2007, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 71 basis point increase in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased for the three months ended March 31, 2007, compared to the same period in 2006 as a result of purchases of higher-yielding securities during 2006.
The decline in the net interest margin for the three months ended March 31, 2007, compared to same period in 2006 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses for 2007 is reflective of loan growth, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which combined resulted in a net reduction in the provision as compared with 2006. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $1.6 million, or 11.59%, for the three months ended March 31, 2007, compared to the same period in 2006. The net decrease was the result of a non-recurring acquisition termination fee from Great Eastern Bank of $5.0 million recorded in 2006 which was partially offset by the increase in the gain on sale of securities of $3.1 million in 2007. Commercial banking fees increased to $4.7 million for the three months ended March 31, 2007, compared to $4.1 million for the same period in 2006. The increase reflects the growth in trade finance activity, merchant card activity, other commercial banking fees and fees earned by UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans decreased to $1.4 million for the three months ended March 31, 2007, from $3.9 million for the same period in 2006 as a result of decreased sales volume.
Noninterest Expense. Noninterest expense increased $1.1 million, or 2.68%, for the three months ended March 31, 2007, compared to the same period in 2006. Non-interest expense in the first quarter of 2006 included $4.4 million of incentive bonuses and $1.2 million of legal expenses associated with the terminated acquisition of Great Eastern Bank. For the three months ended March 31, 2007, personnel expenses increased $2.5 million, or 11.86%, excluding the incentive bonuses, from the same period in 2006 and 2007. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Summit acquisition and the expansion of UCB’s infrastructure to support a larger and growing organization. Additionally, severance and retention bonuses related to the Summit acquisition and other incentive bonuses totaling $0.4 million were recognized during the three months ended March 31, 2007. Personnel expenses also included $770,000 in stock compensation expense for the three months ended March 31, 2007, compared to $308,000 for the same period in 2006. Occupancy expenses increased $1.1 million, or 31.06%, for the three months ended March 31, 2007, compared to the same period in 2006 as a result of the opening of new branches and the operations of Summit. Data processing expenses increased $311,000, or 15.79%, for the three months ended March 31, 2007, compared to same period in 2006 primarily as a result of $300,000 related to the conversion of the loan and deposit systems at Summit. Core deposit intangible amortization increased $453,000, or 81.62%, for the three months ended March 31, 2007, compared to the same period in 2006 as a result of the additional amortization of the core deposit intangibles associated with the Summit acquisition. Other general and administrative expenses increased by $1.1 million, or 21.80%, for the three months ended March 31, 2007, compared to the same period in 2006 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses.
Income Tax Expense. The effective tax rate for the three months ended March 31, 2007, was 34.6%, compared with 36.0% for the three months ended March 31, 2006. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, and the net impact of our operating in multiple tax jurisdictions, both within and outside of the United States.

BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at March 31, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Collateralized debt obligations	$38,445	$—	$(410)	$38,035	$29,731	$(214)	$8,304	$(196)	$38,035	$(410)
U.S. Government sponsored enterprises notes	583,766	146	(3,809)	580,103	437,501	(544)	118,614	(3,265)	556,115	(3,809)
U.S. Government sponsored enterprises discount notes	161,865	17	—	161,882	—	—	—	—	—	—
Municipals	52,179	119	(213)	52,085	31,678	(213)	—	—	31,678	(213)
Other	10,000	—	(175)	9,825	9,825	(175)	—	—	9,825	(175)

Total investment securities available for sale	846,255	282	(4,607)	841,930	508,735	(1,146)	126,918	(3,461)	635,653	(4,607)

Mortgage-backed securities available for sale:
FNMA	422,447	8	(11,267)	411,188	133,484	(2,512)	277,058	(8,755)	410,542	(11,267)
GNMA	81,233	6	(2,656)	78,583	—	—	78,098	(2,656)	78,098	(2,656)
FHLMC	263,171	—	(8,215)	254,956	4,844	(3)	250,107	(8,212)	254,951	(8,215)
Other	207,591	264	(3,436)	204,419	24,899	(71)	166,347	(3,365)	191,246	(3,436)

Total mortgage-backed securities available for sale	974,442	278	(25,574)	949,146	163,227	(2,586)	771,610	(22,988)	934,837	(25,574)

Total investment and mortgage-backed securities available for sale	1,820,697	560	(30,181)	1,791,076	671,962	(3,732)	898,528	(26,449)	1,570,490	(30,181)

Investment securities held to maturity:
Municipal securities	222,662	6,276	(32)	228,906	3,662	(26)	416	(6)	4,078	(32)

Mortgage-backed securities held to maturity:
FNMA	4,326	—	(158)	4,168	—	—	4,168	(159)	4,168	(159)
GNMA	60,925	—	(1,641)	59,284	—	—	59,284	(1,641)	59,284	(1,641)
FHLMC	538	—	(19)	519	—	—	519	(19)	519	(19)

Total mortgage-backed securities held to maturity	65,789	—	(1,818)	63,971	—	—	63,971	(1,819)	63,971	(1,819)

Total investment and mortgage-backed securities held to maturity	288,451	6,276	(1,850)	292,877	3,662	(26)	64,387	(1,825)	68,049	(1,851)

Total securities	$2,109,148	$6,836	$(32,031)	$2,083,953	$675,624	$(3,758)	$962,915	$(28,274)	$1,638,539	$(32,032)

The investment portfolio decreased by $360.6 million from December 31, 2006. This decrease is primarily due to the sale and maturity of securities available for sale.
As of March 31, 2007, the amortized cost and the market value of the available for sale investment securities portfolio were $1.82 billion and $1.79 billion, respectively. The total net of tax unrealized loss on these securities was $16.8 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized gain of $4.4 million, has not been recognized in the financial statements as of March 31, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or Federal Home Loan Bank. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2006, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Collateralized debt obligations	$38,445	$5	$(316)	$38,134	$14,888	$(113)	$8,296	$(203)	$23,184	$(316)
U.S. Government sponsored enterprises notes	588,621	120	(5,701)	583,040	263,885	(1,566)	125,194	(4,135)	389,079	(5,701)
U.S. Government sponsored enterprises discount notes	249,024	61	—	249,085	—	—	—	—	—	—
U.S. Treasury Bills.	73,183	17	—	73,200	—	—	—	—	—	—
Municipals	58,325	—	—	58,325	—	—	—	—	—	—
Commercial paper	49,952	—	—	49,952	—	—	—	—	—	—
Other	10,000	—	(125)	9,875	9,875	(125)	—	—	9,875	(125)

Total investment securities available for sale	1,067,550	203	(6,142)	1,061,611	288,648	(1,804)	133,490	(4,338)	422,138	(6,142)

Mortgage-backed securities available for sale:
FNMA	515,711	391	(13,405)	502,697	148,236	(3,025)	284,506	(10,380)	432,742	(13,405)
GNMA	87,866	—	(3,261)	84,605	—	—	78,742	(3,261)	78,742	(3,261)
FHLMC	313,991	140	(9,847)	304,284	7,424	(32)	255,779	(9,815)	263,203	(9,847)
Other	200,832	16	(4,589)	196,259	—	—	171,423	(4,589)	171,423	(4,589)

Total mortgage-backed securities available for sale	1,118,400	547	(31,102)	1,087,845	155,660	(3,057)	790,450	(28,045)	946,110	(31,102)

Total investment and mortgage-backed securities available for sale	2,185,950	750	(37,244)	2,149,456	444,308	(4,861)	923,940	(32,383)	1,368,248	(37,244)

Investment securities held to maturity:
Municipal securities	222,638	6,750	(30)	229,358	4,531	(24)	416	(6)	4,947	(30)

Mortgage-backed securities held to maturity:
FNMA	4,372	—	(172)	4,200	—	—	4,200	(172)	4,200	(172)
GNMA	63,122	—	(1,755)	61,367	—	—	61,367	(1,755)	61,367	(1,755)
FHLMC	541	—	(20)	521	—	—	521	(20)	521	(20)

Total mortgage-backed securities held to maturity	68,035	—	(1,947)	66,088	—	—	66,088	(1,947)	66,088	(1,947)

Total investment and mortgage-backed securities held to maturity	290,673	6,750	(1,977)	295,446	4,531	(24)	66,504	(1,953)	71,035	(1,977)

Total securities	$2,476,623	$7,500	$(39,221)	$2,444,902	$448,839	$(4,885)	$990,444	$(34,336)	$1,439,283	$(39,221)

Loans
The components of UCB’s loans held in portfolio for each major loan category at March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,479,457	$2,341,572
Secured by real estate — multifamily	1,313,606	1,275,594
Construction	1,154,176	1,054,302
Business	1,488,723	1,461,322

Total commercial	6,435,962	6,132,790

Consumer:
Residential mortgage (one-to-four family)	455,328	448,895
Other	51,553	53,975

Total consumer	506,881	502,870

Loans held in portfolio (1)	6,942,843	6,635,660
Allowance for loan losses	(62,804)	(62,015)

Loans held in portfolio, net	$6,880,039	$6,573,645

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums discounts of $21.0 million and $25.8 million at March 31, 2007, and December 31, 2006, respectively.
During the three months ended March 31, 2007, loans held in portfolio increased by $307 million. This increase resulted primarily from organic growth in commercial construction and business loans, which was offset by a transfer of commercial real estate loans of $38.7 million from held in portfolio to held for sale. Commercial loans at March 31, 2007, increased 4.9% from the December 31, 2006, balance. Consumer loans increased 0.8% at March 31, 2007, from the December 31, 2006, balance.

At March 31, 2007, and December 31, 2006, UCB had cash secured loans of $234.0 million and $292.0 million, respectively, which were primarily commercial business loans.
In connection with its credit risk management efforts, UCB periodically sells commercial real estate loans to help manage its loan concentrations. As a result, UCB periodically identifies certain loans that it intends to sell. When such a determination is made, these loans are classified as held for sale. During the three months ended March 31, 2007, UCB transferred $39.7 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $36.3 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the three months ended March 31, 2007. The loans held for sale for each major loan category at March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$113,172	$141,348
Business	1,181	1,203

Total commercial	114,353	142,551

Consumer:
Residential mortgage (one-to-four family)	1,195	310

Loans held for sale (1)	$115,548	$142,861

(1)	Amounts reflect net unamortized deferred loan fees of $198,000 and $213,000 at March 31, 2007, and December 31, 2006, respectively.
Consistent with UCB’s stated long-term objectives for the next five years, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.
Loan commitments related to loans held for sale and held in portfolio for three months ended March 31, 2007 and 2006, were as follows (dollars in thousands):

	March 31,	March 31,
	2007	2006
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$16,331	$22,325
Secured by real estate — multifamily	—	—

Total commercial loans	16,331	22,325

Consumer:
Residential mortgage (one-to-four family)	1,190	—

Total loans held for sale commitments (1)	17,521	22,325

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	270,118	185,081
Secured by real estate — multifamily	117,913	85,122
Construction	284,657	178,891
Business	288,678	230,519

Total commercial loans	961,366	679,613

Consumer:
Residential mortgage (one-to-four family)	30,701	18,865
Other	6,513	7,256

Total consumer loans	37,214	26,121

Total loans held in portfolio commitments (1)	998,580	705,734

Total loan commitments (1)	$1,016,101	$728,059

(1)	Amounts do not reflect commitments related to loan participations.
As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at March 31, 2007, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$965,732	$436,070	$1,095,128	$2,496,930
Secured by real estate — multifamily	367,426	818,972	124,297	1,310,695
Construction	1,060,553	—	99,648	1,160,201
Business	1,361,654	2,297	124,995	1,488,946

Total commercial	3,755,365	1,257,339	1,444,068	6,456,772

Consumer:
Residential mortgage (one-to-four family)	70,733	210,593	174,166	455,492
Other	48,681	—	2,871	51,552

Total consumer	119,414	210,593	177,037	507,044

Gross loans held in portfolio (1)	$3,874,779	$1,467,932	$1,621,105	$6,963,816

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $21.0 million at March 31, 2007.
Adjustable-rate loans increased $125.6 million from December 31, 2006, to March 31, 2007. Intermediate fixed-rate loans increased $23.9 million from December 31, 2006, to March 31, 2007. Fixed-rate loans increased $152.8 million from December 31, 2006, to March 31, 2007.
Deposits
The balances and rates paid for categories of deposits at March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,268,672	2.16%	$2,194,176	2.18%
Savings accounts	940,719	2.09	942,672	2.14
Time deposits:
Less than $100,000	1,262,422	4.36	1,410,162	4.60
$100,000 or greater	2,827,355	4.69	2,655,835	4.91

Total time deposits	4,089,777	4.89	4,065,997	4.80

Total deposits	$7,299,168	3.68%	$7,202,845	3.66%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At March 31, 2007, 56.0% of UCB’s deposits were time deposits, 31.1% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 12.9% were savings accounts. By comparison, at December 31, 2006, 56.4% of UCB’s deposits were time deposits, 30.5% were NOW accounts, demand deposits and money market accounts, and 13.1% were savings accounts. With the exception of state and federal government entities contributing 6.2% and 6.4% to total deposits as of March 31, 2007 and December 31, 2006, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.
Included in time deposits at March 31, 2007, are $2.83 billion of deposits of $100,000 or greater, compared to $2.66 billion at December 31, 2006. Such deposits made up 38.7% of total deposits at March 31, 2007, compared to 36.9% at December 31, 2006. Also included in time deposits are $169.7 million and $179.3 million of brokered deposits at March 31, 2007, and December 31, 2006, respectively.

Borrowings
Borrowings as of and for the three months ended March 31, 2007, and the year ended December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Securities sold under agreements to repurchase:
Average balance outstanding	$318,956	$162,124
Maximum amount outstanding at any month end period	312,215	401,600
Balance outstanding at end of period	300,000	401,600
Weighted average interest rate during the period	4.09%	3.56%
Weighted average interest rate at end of period	4.43%	3.71%
Weighted average remaining term to maturity at end of period (in years)	7.9	6.1

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$401,428	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	441,879	654,636
Weighted average interest rate during the period	5.16%	4.52%
Weighted average interest rate at end of period	5.29%	5.21%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB advances:
Average balance outstanding	$943,810	$683,978
Maximum amount outstanding at any month end period	1,079,747	906,651
Balance outstanding at end of period	1,079,747	906,651
Weighted average interest rate during the period	4.71%	4.89%
Weighted average interest rate at end of period	4.65%	4.72%
Weighted average remaining term to maturity at end of period (in years)	6.0	5.4
UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.41 billion and $1.43 billion of FHLB advances outstanding at March 31, 2007, and December 31, 2006, respectively. At March 31, 2007, UCB had $951.5 million of additional FHLB borrowings available for future borrowing capacity.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005 and 2006 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $240.5 million of subordinated debentures outstanding at March 31, 2007, and December 31, 2006.

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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,479,457	35.71	$2,341,572	35.29
Secured by real estate — multifamily	1,313,606	18.92	1,275,594	19.22
Construction	1,154,176	16.62	1,054,302	15.89
Business	1,488,723	21.44	1,461,322	22.02

Total commercial	6,435,962	92.69	6,132,790	92.42

Consumer:
Residential mortgage (one-to-four family)	455,328	6.56	448,895	6.76
Other	51,553	0.75	53,975	0.82

Total consumer	506,881	7.31	502,870	7.58

Loans held in portfolio (1)	$6,942,843	100.00	$6,635,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $21.0 million and $25.8 million at March 31, 2007, and December 31, 2006, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the three months ended March 31, 2007, $63.6 million in commercial real estate loans were sold. Additionally, $21.3 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of March 31, 2007, and December 31, 2006, were as follows (dollars in thousands):

	March 31,	December 31,
	2007	2006
Commercial loans:
Secured by real estate — nonresidential	$5,549	$5,604
Secured by real estate — multifamily	914	—
Construction	9,221	—
Business	5,723	6,339

Total commercial loans	21,407	11,943

Consumer loans:
Residential mortgage (one-to-four family)	363	368
Other	—	—

Total consumer loans	363	368

Total nonaccrual loans from loans held in portfolio	21,770	12,311
Other real estate owned	2,887	2,887

Total nonperforming assets	$24,657	$15,198

Nonperforming assets to total assets	0.24%	0.15%
Nonaccrual loans to loans held in portfolio	0.31	0.19
Nonperforming assets to loans held in portfolio and other real estate owned	0.36	0.23

Loans held in portfolio	$6,942,843	$6,635,660
Gross interest income recognized on impaired loans	49	80
Gross interest income not recognized on nonaccrual loans	948	955
Accruing loans contractually past due 90 days or more	16,476	4,339
Loans classified as troubled debt restructurings and not included above	8,571	8,614
The level of UCB’s nonperforming assets increased as of March 31, 2007, compared to December 31, 2006. The increase was a result primarily of a $9.2 million construction loan moving into nonaccrual status.
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
At March 31, 2007, and December 31, 2006, UCB’s investment in loans that were considered to be impaired was $31.9 million and $12.0 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At March 31, 2007, the allowance for loan losses included $3.0 million for impaired loans with a $17.0 million recorded investment. At December 31, 2006, the allowance included $1.4 million for impaired loans with a recorded investment of $6.9 million.
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
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the three months ended March 31, 2007, UCB effected further refinements in the determination of certain loss factors. This refinement focused primarily on the continued development of the expected loss approach and resulted in a revision and lowering of the loss factors applied to criticized and classified loans, which was applicable to all of the major loan portfolio categories. UCB also refined certain historical, qualitative and economic surcharge pass rate factors during three months ended March 31, 2007.
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

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2007 and 2006, were as follows (dollars in thousands):
The increase in loan charge-offs in 2006 relates primarily to three borrowers whose loans were fully reserved prior to being charged off.

	2007	2006
Balance at beginning of period:
Allowance for loan losses	$62,015	$64,542
Allowance for losses — unfunded commitments	6,833	3,402

Total allowance for losses at beginning of year	68,848	67,944

Provision for loan losses	1,048	307
Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	452
Business	1,772	2,351

Total commercial	1,772	2,803

Consumer:
Other	—	50

Total charge-offs	1,772	2,853

Recoveries:
Commercial:
Secured by real estate — nonresidential	2	81
Business	12	30

Total commercial	14	111

Consumer:
Residential mortgage (one-to-four family)	—	—
Other	2	10

Total consumer	2	10

Total recoveries	16	121

Net recoveries (charge-offs)	(1,756)	(2,732)

Total allowance for losses at end of period	$68,140	$65,519

Allowance for loan losses	$62,804	$61,806
Allowance for losses — unfunded commitments	5,336	3,713

Total allowance for losses at end of year	$68,140	$65,519

Allowance for loan losses to loans held in portfolio	0.91%	1.08%
Net charge-offs to average loans held in portfolio	0.10	0.18
The overall allowance for loan losses increased $789,000 from December 31, 2006. This change includes a $2.9 million reduction from changes in loss factors and $1.8 million reduction from net loan charge-offs. These reductions to the allowance for loan losses were offset by increases in specific reserves of $3.4 million and $2.1 million net increase arising from migrations in loan quality on loans analyzed in the general allowance category.
The allowance for unfunded commitments decreased $1.5 million from December 31, 2006. The decrease was a result from the change in the loss factor which decreased the reserve by $2.1 million, which was partially offset by an increase in the unfunded commitments which resulted in an increase of $548,000 in the reserve.
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
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve decreased $1.5 million from December 31, 2006. This change includes a $2.1 million reduction resulting from a change in the loss factor, offset by an increase of $548,000 million arising from increased levels of unfunded commitments. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at March 31, 2007, and December 31, 2006, were $2.3 billion and $2.1 billion, respectively.
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
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at March 31, 2007, has not changed substantially from December 31, 2006. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for the percentage change and UCB’s NPV and net interest income table.
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
Liquidity Risk
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
For the three months ended March 31, 2007, UCBH received $12.0 million in dividends from UCB. At March 31, 2007, $275.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable. See Note 17 to the Consolidated Financial Statements for the details related to dividend capacities and limitations.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the three months ended March 31, 2007, deposit increases resulted in net cash inflows of $96.3 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.41 billion and $1.43 billion of FHLB advances outstanding at March 31, 2007, and December 31, 2006, respectively. At March 31, 2007, UCB had $951.5 million of additional FHLB borrowings available for future borrowing capacity. At March 31, 2007, UCB had $300.0 million of securities sold under agreements to repurchase. The Company also has a $20 million unsecured borrowing line with Wells Fargo Bank. As of March 31, 2007, no advances had been drawn against this line.
At March 31, 2007, the Company had $340.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.07 billion in long-term advances mature between July 6, 2007, and November 30, 2020. As of March 31, 2007, $916.5 million of these advances may be terminated at the option of the FHLB. For the three months ended March 31, 2007, the activity in short-term FHLB borrowings resulted in a net cash outflow of $194.2 million, and activity in long-term borrowings resulted in net cash inflows of $171.7 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the three months ended March 31, 2007, loan sales provided $99.8 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the three months ended March 31, 2007, investment securities activities resulted in a decrease in investment securities holdings and a net cash inflow of $369.3 million. Our current strategy is to continue reducing our investment securities portfolio, which will result in continued cash inflows.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the three months ended March 31, 2007, loan growth resulted in a net cash outflow of $1.09 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of March 31, 2007, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.
UCB also manages its risk-based capital levels through internal loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighting depending on specific loan criteria. FNMA securities, however, are classified at a 20% risk weight.
These internal securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for FNMA securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.

Total stockholders’ equity at March 31, 2007, was $821.5 million, an increase of 4.5% over the $786.1 million at December 31, 2006. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at March 31, 2007, and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
United Commercial Bank:
Tier 1 leverage	8.21%	9.30%
Tier 1 risk-based capital	9.65	9.67
Total risk-based capital	10.48	10.53

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.5%	9.50%
Tier 1 risk-based capital	10.03	9.86
Total risk-based capital	10.86	10.72
The decline in the risk-based capital ratios over the past year relates primarily to the Company’s acquisitions, which increased risk–weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in equity.
UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.03 per share for a total payment of $3.0 million for the three months ended March 31, 2007. The payment of dividends during 2007 had the effect of reducing the Company’s Tier 1 leverage ratio by 3 basis points and the total risk-based capital ratio by 4 basis points.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
UCBH Holdings, Inc. and subsidiaries have been a party to litigation incidental to various aspects of their operations in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on UCBH Holdings, Inc. and subsidiaries’ consolidated financial position or their results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition and/or future operating results.
As of March 31, 2007, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007					✓

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG – Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007					✓

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007					✓

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	10-Q	000-24947	3.2	May 10, 2004

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang					✓

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006

10.8	UCBH Holdings, Inc. 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 1998 Stock Option Plan)	10-Q	000-24947	10.8	August 9, 2006

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 18, 2006

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.2	May 18, 2006

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 1, 2007

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: May 10, 2007	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	/s/ Dennis Wu

Dennis Wu
Director, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)