Form 10-Q
period 2007-06-30
UCBH HOLDINGS INC
filed 2007-08-09
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, the Registrant had 103,816,642 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Noninterest bearing cash	$103,191	$112,343
Interest bearing cash	152,807	92,049
Federal funds sold	57,224	150,027

Cash and cash equivalents	313,222	354,419

Securities purchased under agreements to resell	150,000	175,000
Investment and mortgage-backed securities available for sale, at fair value	1,614,453	2,149,456
Investment and mortgage-backed securities held to maturity, at cost (fair value of $285,031 and $295,446 at June 30, 2007, and December 31, 2006, respectively)	284,937	290,673
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	128,683	110,775
Loans held for sale, net	98,921	142,861
Loans held in portfolio	7,468,027	6,635,660
Allowance for loan losses	(67,739)	(62,015)

Loans held in portfolio, net	7,400,288	6,573,645

Accrued interest receivable	54,626	50,803
Premises and equipment, net	143,631	115,610
Goodwill	287,404	226,780
Core deposit intangibles, net	24,721	28,325
Mortgage servicing rights, net	12,403	13,273
Other assets	138,484	114,794

Total assets	$10,651,773	$10,346,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$854,008	$767,714
Interest bearing deposits	6,816,050	6,435,131

Total deposits	7,670,058	7,202,845

Securities sold under agreements to repurchase	299,688	401,600
Short-term borrowings	118,209	654,636
Subordinated debentures	331,693	240,549
Accrued interest payable	25,461	21,018
Long-term borrowings	1,181,142	906,651
Other liabilities	122,429	133,044

Total liabilities	9,748,680	9,560,343

Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at June 30, 2007, and December 31, 2006; 103,744,238 and 99,448,181 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	1,037	994
Additional paid-in capital	416,500	341,616
Retained earnings	513,750	464,616
Accumulated other comprehensive loss	(28,194)	(21,155)

Total stockholders’ equity	903,093	786,071

Total liabilities and stockholders’ equity	$10,651,773	$10,346,414

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$143,264	$111,636	$274,915	$217,174
Investment and mortgage-backed securities:
Taxable	20,657	14,918	44,171	28,675
Nontaxable	3,295	2,684	6,601	5,376
FHLB Stock	875	545	1,797	995
Federal funds sold and deposits with banks	3,395	1,223	5,684	2,238
Securities purchased under agreements to resell	2,229	—	4,493	—

Total interest and dividend income	173,715	131,006	337,661	254,458

Interest expense:
Deposits	68,514	49,699	134,508	94,095
Securities sold under agreements to repurchase	3,420	892	6,681	921
Short-term borrowings and federal funds purchased	4,477	3,199	9,669	6,644
Subordinated debentures	5,250	3,035	9,803	5,750
Long-term borrowings	13,319	8,131	24,435	15,418

Total interest expense	94,980	64,956	185,096	122,828

Net interest income	78,735	66,050	152,565	131,630
Provision for loan losses	2,098	1,249	3,146	1,556

Net interest income after provision for loan losses	76,637	64,801	149,419	130,074

Noninterest income:
Commercial banking fees	5,207	3,416	9,952	7,511
Service charges on deposits	1,717	912	3,246	1,652
Gain (loss) on sale of securities, net	2	—	3,078	(2)
Gain on sale of SBA loans, net	645	1,021	1,410	1,602
Gain on sale of multifamily and commercial real estate loans, net	2,027	4,238	3,421	8,149
Lower of cost or market adjustment on loans held for sale	39	247	25	150
Equity loss in other equity investments	(791)	(50)	(1,264)	(508)
Acquisition termination fee	—	—	—	5,000
Other fees	1,078	345	2,501	652

Total noninterest income	9,924	10,129	22,369	24,206

Noninterest expense:
Personnel	23,274	20,738	47,538	46,472
Occupancy	5,177	3,716	10,025	7,415
Data processing	2,358	3,005	4,638	5,327
Furniture and equipment	2,226	1,775	4,392	3,435
Professional fees and contracted services	1,343	2,410	3,672	5,795
Deposit insurance	302	195	594	406
Communication	801	258	1,502	504
Core deposit intangible amortization	1,395	467	2,403	1,022
Gain on extinguishment of subordinated debentures and borrowings	—	(365)	—	(360)
Other general and administrative	5,945	4,932	11,952	9,863

Total noninterest expense	42,821	37,131	86,716	79,879

Income before income tax expense	43,740	37,799	85,072	74,401
Income tax expense	15,530	12,393	29,831	25,576

Net income	$28,210	$25,406	$55,241	$48,825

Earnings per share:
Basic	$0.28	$0.27	$0.55	$0.52
Diluted	$0.27	$0.26	$0.53	$0.50
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income (Loss)
Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	48,825	—	48,825	$48,825
Other comprehensive income, net of tax benefit of $9,151	—	—	—	—	(12,666)	(12,666)	(12,666)

Comprehensive income	—	—	—	—	—	—	$36,159

Stock options exercised, including related tax benefit	441,359	5	4,869	—	—	4,874
Stock compensation charge	—	—	863	—	—	863
Cash dividend of $0.060 per share	—	—	—	(5,661)	—	(5,661)

Balance at June 30, 2006	94,479,237	$945	$253,072	$418,384	$(32,652)	$639,749

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	55,241	—	55,241	$55,241
Other comprehensive income, net of tax benefit of $3,159	—	—	—	—	(7,039)	(7,039)	(7,039)

Comprehensive income	—	—	—	—	—	—	$48,202

Stock options exercised, including related tax benefit	584,477	6	7,159	—	—	7,165
Stock compensation charge	—	—	1,616	—	—	1,616
Cash dividend of $0.06 per share	—	—	—	(6,107)	—	(6,107)
Shares issued in connection with acquisition of CAB Holding, LLC	3,711,580	37	66,109	—	—	66,146

Balance at June 30, 2007	103,744,238	$1,037	$416,500	$513,750	$(28,194)	$903,093

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$55,241	$48,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,146	1,556
Amortization of net deferred loan fees, purchase premiums and discounts	(5,790)	(4,123)
Amortization of net securities premiums and discounts	(199)	(32)
Federal Home Loan Bank stock dividend	(1,517)	(989)
Amortization of intangibles	3,901	2,341
Depreciation and amortization of premises and equipment	5,367	4,363
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(5,460)	(8,784)
Lower of cost or market adjustment on loans held for sale	(32)	(150)
Equity loss in other equity investments	1,265	368
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	1,616	745
Excess tax benefit from stock option exercises	(1,233)	—
Loss on extinguishment of secured borrowings	—	(360)
Other, net	843	280
Changes in operating assets and liabilities:
Decrease in loans originated in held for sale	10,366	10,822
Increase in accrued interest receivable	(2,279)	(3,555)
Decrease (increase) in other assets	3,658	(12,924)
Increase (decrease) in accrued interest payable	1,287	(402)
Decrease in other liabilities	(23,092)	(2,491)

Net cash provided by operating activities	47,088	35,490

Cash flows from investing activities:
Net cash acquired from purchase of CAB Holding, LLC	33,647	—
Payment of acquisition related expenditures	(734)	(377)
Purchase of securities purchased under agreements to resell	(150,000)	—
Proceeds from maturity of securities purchased under agreements to resell	175,000	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	1,402,612	59,436
Purchases	(1,500,892)	(211,003)
Sales	612,345	7,231
Called	77,213	1,225
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	4,930	8,078
Called	810	—
Proceeds from redemption of Federal Home Loan Bank stock	1,908	5,769
Purchase of Federal Home Loan Bank stock	(6,268)	(19,150)
Proceeds from redemption of Federal Reserve Bank stock	1,267	—
Funding of other equity investments	(5,270)	(903)
Proceeds from the sale of loans originated in held in portfolio	211,559	386,589
Proceeds from the sale of real estate owned	238	—
Loans originated in held in portfolio funded and purchased, net of principal collections	(825,794)	(586,412)
Purchases of premises and other equipment	(3,354)	(3,859)
Other investing activities, net	269	258

Net cash provided by (used in) investing activities	29,486	(353,118)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	153,069	45,316
Net increase (decrease) in time deposits	652	(70,428)
Net (decrease) increase in short-term borrowings	(536,427)	210,128
Proceeds from securities sold under agreements to repurchase	99,267	150,000
Payments of securities sold under agreements to repurchase	(201,179)	—
Proceeds from issuance of subordinated debentures	91,238	—
Proceeds from long-term borrowings	302,983	2,753
Principal payments of long-term borrowings	(28,559)	(37,584)
Proceeds from stock option exercises	5,932	3,359
Excess tax benefit from stock option exercises	1,233	—
Payment of cash dividend on common stock	(5,980)	(5,178)

Net cash (used in) provided by financing activities	(117,771)	298,366

Net increase (decrease) in cash and cash equivalents	(41,197)	(19,262)
Cash and cash equivalents at beginning of period	354,419	203,065

Cash and cash equivalents at end of period	$313,222	$183,803

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), the bank holding company of United Commercial Bank (“UCB”), and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”). The consolidated results exclude eleven special purpose trusts owned by UCBH, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results as UCBH is not considered to be the primary beneficiary of these trusts. All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and six months ended June 30, 2007, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and six months ended June 30, 2007, include the results of operations of Summit Bank Corporation, which was acquired on December 29, 2006, and The Chinese American Bank, which was acquired on May 23, 2007.

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

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the June 30, 2007, presentation.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
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

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $426,000 in interest expense and no liability for penalties as of June 30, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure loan servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the loan servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. In accordance with SFAS No. 156, the Company has initially measured mortgage servicing rights at fair value and will continue to subsequently amortize its mortgage servicing rights based on estimated future net servicing income, with quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.

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

CAB Holding, LLC

UCBH and CAB Holding, LLC (“CAB”), the holding company of The Chinese American Bank, a New York state-chartered bank, entered into an Agreement and Plan of Merger dated as of January 10, 2007. On May 23, 2007, UCBH completed its acquisition of CAB for a total consideration of approximately $132.6 million consisting of 3,711,580 shares of UCBH’s common stock valued at $66.1 million and $66.5 million in cash, which includes direct acquisition costs of $1.5 million. The results of CAB’s operations have been included in the consolidated financial statements since that date.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The purchase price, including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$21,372
Federal funds sold	78,700
Investment and mortgage-backed securities available for sale	64,882
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	1,128
Loans held in portfolio, net	167,838
Premises and equipment	31,701
Goodwill	63,565
Core deposit intangibles	6,600
Other assets	17,667

Total assets acquired	453,453

Deposits	311,669
Other liabilities	9,213

Total liabilities assumed	320,882

Total allocation of purchase price	$132,571

The purchase price allocation reflected above is preliminary and subject to final determination of valuation of the fair value of assets acquired and liabilities assumed.

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

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At June 30, 2007, and December 31, 2006, the reserve requirement was $3.1 million and $7.6 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the six months ended June 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Average balance outstanding	$143,785	62,740
Maximum amount outstanding at any month end period	175,000	175,000
Balance outstanding at end of period	150,000	175,000
Weighted average interest rate during the period	6.25%	7.41%
Weighted average interest rate at end of period	5.98%	7.37%
Weighted average remaining term to maturity at end of period (in years)	9.7	9.6
In the first quarter of 2007, two Resell Agreements were terminated for $175.0 million. In addition, in March 2007, UCB entered into two Resell Agreements for $150.0 million, and in June 2007, UCB entered into a Resell Agreement for $50.0 million.

6.	Investment and Mortgage-Backed Securities

At the end of each month, UCB adjusts the carrying value of its Available for Sale (“AFS”) Investment Securities Portfolio to reflect the current fair value of each security. The Held to Maturity (“HTM”) Investment Securities Portfolio is carried at amortized cost. At the time a security is purchased, UCB classifies the security as either AFS or HTM. The securities are classified as HTM if management has the positive intent and ability to hold such securities to maturity.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at June 30, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Collateralized debt obligations	$33,500	$—	$(477)	$33,023	$19,704	$(296)	$8,319	$(181)	$28,023	$(477)
U.S. Government sponsored enterprises notes	621,604	284	(6,913)	614,975	457,953	(2,529)	107,022	(4,384)	564,975	(6,913)
Municipals	52,338	5	(1,545)	50,798	49,935	(1,545)	—	—	49,935	(1,545)
Other	10,000	—	(150)	9,850	9,850	(150)	—	—	9,850	(150)

Total investment securities available for sale	717,442	289	(9,085)	708,646	537,442	(4,520)	115,341	(4,565)	652,783	(9,085)

Mortgage-backed securities available for sale:
FNMA	407,005	2	(17,281)	389,726	132,802	(4,976)	256,514	(12,305)	389,316	(17,281)
GNMA	79,874	10	(4,157)	75,727	—	—	75,241	(4,157)	75,241	(4,157)
FHLMC	254,693	—	(11,989)	242,704	4,793	(56)	237,907	(11,933)	242,700	(11,989)
Other	202,284	791	(5,425)	197,650	26,001	(289)	158,648	(5,136)	184,649	(5,425)

Total mortgage-backed securities available for sale	943,856	803	(38,852)	905,807	163,596	(5,321)	728,310	(33,531)	891,906	(38,852)

Total investment and mortgage-backed securities available for sale	1,661,298	1,092	(47,937)	1,614,453	701,038	(9,841)	843,651	(38,096)	1,544,689	(47,937)

Investment securities held to maturity:
Municipal securities	221,880	3,967	(548)	225,299	36,674	(536)	410	(12)	37,084	(548)

Mortgage-backed securities held to maturity:
FNMA	4,184	—	(239)	3,945	—	—	3,945	(239)	3,945	(239)
GNMA	58,338	—	(3,055)	55,283	—	—	55,283	(3,055)	55,283	(3,055)
FHLMC	535	—	(31)	504	—	—	504	(31)	504	(31)

Total mortgage-backed securities held to maturity	63,057	—	(3,325)	59,732	—	—	59,732	(3,325)	59,732	(3,325)

Total investment and mortgage-backed securities held to maturity	284,937	3,967	(3,873)	285,031	36,674	(536)	60,142	(3,337)	96,816	(3,873)

Total securities	$1,946,235	$5,059	$(51,810)	$1,899,484	$737,712	$(10,377)	$903,793	$(41,433)	$1,641,505	$(51,810)

As of June 30, 2007, the net unrealized loss on securities was $46.8 million. The net unrealized loss on securities that are available for sale was $46.8 million. Net of a tax benefit of $18.6 million, the unrealized $28.2 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $94,000 net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three and six months ended June 30, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GMNA and FHLMC, as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on the mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchase yield and as the securities approach contractual or expected maturity.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
7.	Loans Held for Sale

The components of loans held for sale as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$97,436	$141,348
Business	1,158	1,203

Total commercial loans	98,594	142,551

Consumer:
Residential mortgage (one to four family)	327	310

Loans held for sale (1)	$98,921	$142,861

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $166,000 and $213,000 at June 30, 2007, and December 31, 2006, respectively.
8.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,637,383	$2,341,572
Secured by real estate — multifamily	1,352,010	1,275,594
Construction	1,334,514	1,054,302
Business	1,612,700	1,461,322

Total commercial loans	6,936,607	6,132,790

Consumer:
Residential mortgage (one-to-four family)	472,711	448,895
Other (1)	58,709	53,975

Total consumer loans	531,420	502,870

Loans held in portfolio (2)	7,468,027	6,635,660
Allowance for loan losses	(67,739)	(62,015)

Net loans held in portfolio	$7,400,288	$6,573,645

(1)	Amount includes deposit overdrafts of $3.8 million and $999,000 at June 30, 2007, and December 31, 2006, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $22.2 million and $25.8 million at June 30, 2007, and December 31, 2006, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and six months ended June 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
		Allowance for			Allowance for
		Losses –	Total		Losses –	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments	Losses	Loan Losses	Commitments	Losses
Balance at beginning of period	$62,804	$5,336	$68,140	$61,806	$3,713	$65,519
Provision for losses	2,466	(368)	2,098	(262)	1,511	1,249
Loans charged off	(1,602)	—	(1,602)	(2,630)	—	(2,630)
Recoveries of loans previously charged off	246	—	246	121	—	121
Adjustment — acquired through business combinations	3,825	—	3,825	—	—	—

Balance at end of period	$67,739	$4,968	$72,707	$59,035	$5,224	$64,259

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Allowance for			Allowance for
		Losses –	Total		Losses –	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments	Losses	Loan Losses	Commitments	Losses
Balance at beginning of period	$62,015	$6,833	$68,848	$64,542	$3,402	$67,944
Provision for losses	5,011	(1,865)	3,146	(266)	1,822	1,556
Loans charged off	(3,374)	—	(3,374)	(5,483)	—	(5,483)
Recoveries of loans previously charged off	262	—	262	242	—	242
Adjustment — acquired through business combinations	3,825	—	3,825	—	—	—

Balance at end of period	$67,739	$4,968	$72,707	$59,035	$5,224	$64,259

During the six months ended June 30, 2007, the allowance for loan losses increased $5.7 million from the balance at December 31, 2006. The increase is due primarily to $3.8 million of allowance for loan losses acquired in connection with the purchase of The Chinese American Bank, a $7.6 million increase in specific valuation allowances associated with impaired loans, and an increase of $2.8 million attributable to growth in the Company’s loan portfolio. These increases were offset by a $5.4 million reduction from changes in loss factors and a $3.1 million reduction attributable to net loan charge-offs.
The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the loss factor of $3.5 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
9.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the six months ended June 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Average balance outstanding	319,288	$162,124
Maximum amount outstanding at any month end period	349,580	401,600
Balance outstanding at end of period	299,688	401,600
Weighted average interest rate during the period	3.86%	3.56%
Weighted average interest rate at end of period	4.35%	3.71%
Weighted average remaining term to maturity at end of period (in years)	6.2	6.1
During January 2007, the five Repurchase Agreements amounting to $101.6 million assumed by UCB in connection with the Summit Bank Corporation acquisition matured.
Long-Term and Short-Term Borrowings
Information regarding outstanding long-term and short-term borrowings as of and for the six months ended June 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$341,732	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	118,209	654,636
Weighted average interest rate during the period	5.60%	4.52%
Weighted average interest rate at end of period	4.43%	5.21%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
Federal Home Loan Bank advances:
Average balance outstanding	$1,041,593	$683,978
Maximum amount outstanding at any month end period	1,181,142	906,651
Balance outstanding at end of period	1,181,142	906,651
Weighted average interest rate during the period	4.69%	4.89%
Weighted average interest rate at end of period	4.61%	4.72%
Weighted average remaining term to maturity at end of period (in years)	6.13	5.4
UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $27.5 million at June 30, 2007, and $534.2 million at December 31, 2006. At June 30, 2007, the advances were secured with $18.4 million of mortgage-backed securities and $3.93 billion of loans, and at December 31, 2006, $41.6 million of mortgage-backed securities and $3.34 billion of loans secured the advances. At June 30, 2007, credit availability under this facility was approximately $1.26 billion.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
10.	Earnings Per Share

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2007 and 2006, were 5,755,967 shares and 6,618,712 shares, respectively, and for the six months ended June 30, 2007 and 2006, were 5,264,367 shares and 6,618,712 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
Net income — basic	$28,210	101,517,209	$0.28	$25,406	94,429,086	$0.27
Effect of stock options	—	3,410,479		—	3,619,680

Net income — diluted	$28,210	104,927,688	$0.27	$25,406	98,048,766	$0.26

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
Net income — basic	$55,241	100,629,147	$0.55	$48,825	94,272,826	$0.52
Effect of stock options	—	3,461,909		—	3,699,307

Net income — diluted	$55,241	104,091,056	$0.53	$48,825	97,972,133	$0.50

11.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of June 30, 2007, the Company had 3,592,017 shares of common stock reserved for the issuance of options under the Plan.

The Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Awards granted after January 1, 2006 are valued at fair value in accordance with provisions of SFAS No. 123R and recognized on a straight-line basis over the service periods of each award. No share-based employee compensation cost has been reflected in the Company’s results of operations prior to the adoption of SFAS No. 123R and the results for prior periods have not been restated. The Company estimated forfeiture rates for the first six months of 2007 based on its historical experience.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

Options outstanding under the Company’s stock option plan as of June 30, 2007 and changes during the three and six months ended June 30, 2007 were as follows (dollars in thousands, except weighted average exercise price):

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007
Options outstanding, beginning of period	14,795,039	$12.94			14,834,395	$12.78

Granted	103,800	18.35			576,400	17.74
Exercised	(132,520)	4.64			(584,477)	10.15
Canceled	(154,800)	21.92			(194,200)	21.64
Forfeited	(84,199)	17.96			(104,798)	17.85

Options outstanding, end of period	14,527,320	$12.93	5.68	$79,138	14,527,320	$12.93	5.68	$81,113

Shares exercisable end of period	13,189,423	$12.45	5.33	$81,990	13,189,423	$12.45	5.33	$83,034

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $1.7 million and $2.7 million, respectively and $4.9 million and $4.8 million during the six months ended June 30, 2007 and 2006, respectively. Cash received from option exercises for the six months ended June 30, 2007 and 2006 was $5.9 million and $3.4 million, respectively. The tax benefit realized for the tax deductions from option exercises totaled $1.2 million and $1.5 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The range of exercise prices for options outstanding at June 30, 2007 is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$1.99	1,396,734	$1.88	1.54	1,396,734	$1.88
$2.00-$5.99	121,824	2.91	2.75	121,824	2.91
$6.00-$6.99	3,722,106	6.15	3.82	3,722,106	6.15
$7.00-$8.99	264,158	7.21	4.51	264,158	7.21
$9.00-$10.99	523,666	10.12	5.31	523,666	10.12
$11.00-$12.99	298,433	12.38	5.82	298,433	12.38
$13.00-$15.99	490,164	15.00	6.58	401,664	14.82
$16.00-$17.99	1,861,501	17.36	8.45	851,868	17.15
$18.00-$19.99	5,286,934	18.83	6.99	5,047,170	18.84
$20.00-$21.99	561,800	21.04	7.49	561,800	21.04

Total/Average	14,527,320	12.93	5.68	13,189,423	12.45

As of June 30, 2007, there was $12.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized in less than three years. The total fair value of options that vested was $693,000 and $2.0 million during the three and six months ended June 30, 2007, respectively. No options vested during the three and six months ended June 30, 2006.

12.	Income Tax Expense

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adopting FIN 48 was a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $426,000 in interest expense and no liability for penalties as of June 30, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

The fiscal years 2003 through 2005 remain open for Internal Revenue Service audit purposes, the years 2002 through 2005 remain open for California Franchise Tax Board purposes and the years 2003 through 2005 remain open for New York State, New York City and Massachusetts purposes. The 2006 federal and state income tax returns have not yet been filed.

13.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $4.1 million and $6.7 million at June 30, 2007, and December 31, 2006, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
14.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commitments to extend credit:
Consumer (including residential mortgage)	$86,286	$88,648
Commercial (excluding construction)	1,285,117	1,150,599
Construction	1,091,521	889,294
Letters of credit	160,911	140,684
Foreign exchange contracts receivable	(730,256)	(385,301)
Foreign exchange contracts payable	732,377	220,515
Put options to buy	10,132	5,329
Put options to sell	(10,132)	(5,329)
Interest rate swap contract	—	25,000
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	6,718	3,623

Total	$2,657,674	$2,158,062

15.	Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. The Company has recorded accruals for losses related to those matters that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from those matters for which the Company has recorded accruals is not ascertainable in advance, the Company believes that any amounts exceeding the Company’s recorded accruals should not materially affect the Company’s financial position or results of operations.

16.	Supplemental Cash Flow Information

The supplemental cash flow information for the six months ended June 30, 2007 and 2006, was as follows (dollars in thousands):

	2007	2006
Cash paid during the period for:
Interest	$180,874	$123,230
Income taxes	34,426	33,260

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$—	$(129)
Income tax benefit from stock options exercised	—	1,515
Transfer of loans from held for sale to held in portfolio	44,779	62,095
Transfer of loans to held for sale from held in portfolio	44,413	379,748
Transfer of other real estate owned to other assets from loans held in portfolio	419	—

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
17.	Segment Information

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

The following is segment information for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three months ended June 30, 2007:
Total interest and dividend income	$174,127	$8,642	$182,769	$1	$(9,055)	$173,715
Net interest income (expense)	81,145	2,717	83,862	(5,127)	—	78,735
Net income (loss)	32,310	174	32,484	28,216	(32,490)	28,210

Three months ended June 30, 2006:
Total interest and dividend income	$127,084	$6,244	$133,328	$—	$(2,322)	$131,006
Net interest income (expense)	67,341	1,769	69,110	(3,060)	—	66,050
Net income (loss)	28,975	(407)	28,568	25,409	(28,571)	25,406

Six months ended June 30, 2007:
Total interest and dividend income	$332,732	$17,076	$349,808	$3	$(12,150)	$337,661
Net interest income (expense)	156,568	5,707	162,275	(9,710)	—	152,565
Net income (loss)	62,212	1,122	63,334	55,247	(63,340)	55,241

Six months ended June 30, 2006:
Total interest and dividend income	$247,582	$10,694	$258,276	$—	$(3,818)	$254,458
Net interest income (expense)	134,371	3,051	137,422	(5,792)	—	131,630
Net income (loss)	55,106	(1,893)	53,213	48,825	(53,213)	48,825
18.	Subsequent Events

On April 26, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.030 per share of common stock. The dividend will be paid on July 12, 2007, to stockholders of record as of June 30, 2007. Also, on Thursday, July 26, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.030 per share of common stock. The dividend will be paid on October 12, 2007, to stockholders of record as of September 30, 2007.

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
These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	the Company’s ability to successfully execute its business plans and achieve its objectives;
•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;
•	changes in financial market conditions, either nationally, internationally or locally in areas in which the Company conducts its operations;
•	expansion into new market areas;
•	fluctuations in the equity and fixed-income markets;
•	changes in interest rates and the effects on the Company’s net interest margin;
•	loan growth rates;
•	asset and liability sensitivity of our balance sheet;
•	acquisitions and integration of acquired businesses;
•	deterioration in asset or credit quality;
•	increases in the levels of losses, customer bankruptcies, claims and assessments;
•	deposit renewals and ability to attract and retain core deposits;
•	tax rates and the related estimated tax credits;
•	changes in the availability of capital;
•	continuing consolidation in the financial services industry;
•	new litigation or changes in existing litigation;
•	success in gaining regulatory approvals, when required;
•	changes in consumer spending and savings habits;
•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;
•	technological changes;
•	demographic changes;
•	legislation or regulatory changes which adversely affect the Company’s operations and businesses;
•	the Company’s ability to meet regulatory requirements; and
•	critical accounting policies and estimates and the impact of changes in accounting principles generally accepted in the United States of America.

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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $10.65 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-four offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At June 30, 2007, we had seventy domestic branches and offices: twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has a branch in Hong Kong and representative offices in Shanghai and Shenzhen, China; and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. We believe that this core banking business performed well during the six months ended June 30, 2007 as the general economic environment in these markets has improved. However, the challenges presented by the general interest rate environment that we must work within did impact the Company’s performance during the six months ended June 30, 2007.
The Company reported earnings for the three months ended June 30, 2007, of $28.2 million or $0.27 per diluted share. This compares with $25.4 million or $0.26 per diluted share for the three months ended June 30, 2006, and $27 million or $0.26 per diluted share for the three months ended March 31, 2007. Return on average equity (“ROE”) was 12.90% and return on average assets (“ROA”) was 1.10% for the three months ended June 30, 2007, compared with a ROE of 16.20% and ROA of 1.25% for the three months ended June 30, 2006, and a ROE of 13.43% and a ROA of 1.09% for the three months ended March 31, 2007.
CORPORATE DEVELOPMENTS
Acquisition of CAB Holding, LLC. UCBH and CAB Holding, LLC (“CAB”), the holding company of The Chinese American Bank, a New York state-chartered bank, entered into an Agreement and Plan of Merger dated as of January 10, 2007. On May 23, 2007, UCBH completed its acquisition of CAB for a total consideration of approximately $132.6 million consisting of 3,711,580 shares of UCBH’s common stock valued at $66.1 million and $66.5 million in cash, which includes direct acquisition costs of $1.5 million. The results of CAB’s operations have been included in the consolidated financial statements since that date.

The purchase price, including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$21,372
Federal funds sold	78,700
Investment and mortgage-backed securities available for sale	64,882
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	1,128
Loans held in portfolio, net	167,838
Premises and equipment	31,701
Goodwill	63,565
Core deposit intangibles	6,600
Other assets	17,667

Total assets acquired	453,453

Deposits	311,669
Other liabilities	9,213

Total liabilities assumed	320,882

Total allocation of purchase price	$132,571

The purchase price allocation reflected above is preliminary and subject to final determination of valuation of the fair value of assets acquired and liabilities assumed.
Acquisition of Business Development Bank Ltd. On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China, for a total consideration of $205.0 million in cash. The parties to the agreements may terminate the transaction for various reasons prior to the consummation of the acquisition. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which in turn will accelerate the implementation of the Company’s Greater China expansion strategy. The transaction is subject to both U.S. regulatory and China Banking Regulatory Commission approvals and is anticipated to close in the fourth quarter of 2007. BDB had total assets of $217.2 million, total loans of $188.0 million and total deposits of $25.5 million at December 31, 2006.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At June 30, 2007, UCB’s total allowance for loan losses was $67.7 million, which represented 0.91% of loans held in portfolio.
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

The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses, which are in turn based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the six months ended June 30, 2007, UCB effected further refinements in the determination of certain loss factors. The factor refinements that resulted in the second quarter 2007 included the effects of both the regular quarterly qualitative factor assessment, and the completion of the annual allowance methodology review; which resulted in a revision and net reduction of the loss factors applicable to various pass rated portfolio segments. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
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
During the six months ended June 30, 2007, the allowance for loan losses increased $5.7 million from the balance at December 31, 2006. The increase is due primarily to $3.8 million of allowance for loan losses acquired in connection with the purchase of The Chinese American Bank, a $7.6 million increase in specific valuation allowances associated with impaired loans, and an increase of $2.8 million attributable to growth in the Company’s loan portfolio. These increases were offset by a $5.4 million reduction from changes in loss factors and a $3.1 million reduction attributable to net loan charge-offs.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.
The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was a result from the change in the loss factor which decreased the reserve by $ 1.9 million.
There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance for loan losses adequately address all of the components to estimate inherent credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for loan losses, which would negatively impact the Company’s results of operations in future periods. UCB continually monitors and evaluates its allowance for loan losses methodology, seeking to refine and enhance the processes used to estimate incurred losses in our loan portfolios as appropriate.

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
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS. No 157 effective January 1, 2008. In connection therewith, the Company is in the process of evaluating the impact that adopting SFAS No. 157 will have on its financial position and results of operations.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment with a $2.6 million decrease in goodwill, and an offsetting decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $426,000 for interest and no liability for penalties as of June 30, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.
Accounting for Servicing of Financial Assets
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. In accordance with SFAS No. 156, the Company has initially measured mortgage servicing rights at fair value and will continue to subsequently amortize its mortgage servicing rights based on estimated future net servicing income, with quarterly assessments for impairment. The Company adopted the provisions of SFAS No. 156 effective January 1, 2007. The adoption did not have a material impact on the Company’s financial position or results of operations.
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

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)				Increase (Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%
Operating Data:
Total interest and dividend income	$173,715	$131,006	$42,709	32.60%	$337,661	$254,458	$83,203	32.70%
Total interest expense	94,980	64,956	30,024	46.22	185,096	122,828	62,268	50.70

Net interest income	78,735	66,050	12,685	19.21	152,565	131,630	20,935	15.90
Provision for loan losses	2,098	1,249	849	67.97	3,146	1,556	1,590	102.19

Net interest income after provision for loan losses	76,637	64,801	11,836	18.27	149,419	130,074	19,345	14.87
Total noninterest income	9,924	10,129	(205)	(2.02)	22,369	24,206	(1,837)	(7.59)
Total noninterest expense	42,821	37,131	5,690	15.32	86,716	79,879	6,837	8.56

Income before income tax expense	43,740	37,799	5,941	15.72	85,072	74,401	10,671	14.34
Income tax expense	15,530	12,393	3,137	25.31	29,831	25,576	4,255	16.64

Net income	$28,210	$25,406	$2,804	11.04	$55,241	$48,825	$6,416	13.14

Per Share Data:
Basic earnings per share	$0.28	$0.27	$0.01	3.70%	$0.55	$0.52	$0.03	5.77%
Diluted earnings per share	0.27	0.26	0.01	3.85	0.53	0.50	0.03	6.00
Dividends declared per share	0.030	0.030	—	—	0.060	0.060	—	—

Select Operating Ratios:
Return on average assets	1.10%	1.25%	(15) *	(12.00)%	1.10%	1.22%	(12) *	(9.84)%
Return on average equity	12.90	16.20	(330)	(20.37)	13.11	15.79	(268)	(16.97)
Efficiency ratio (1)	48.30	48.74	(44)	(0.90)	49.57	51.26	(169)	(3.30)
Noninterest expense to average assets	1.67	1.83	(16)	(8.74)	1.72	1.99	(27)	(13.57)
Average equity to average assets	8.53	7.74	79	10.21	8.36	7.71	65	8.43
Dividend payout ratio (2)	11.11	11.54	(43)	(3.73)	11.32	12.00	(68)	(5.67)
Net loan charge-offs to average loans held in portfolio	0.08	0.17	(9)	(52.94)	0.09	0.17	(8)	(47.06)
Interest rate spread (3)	2.87	3.06	(19)	(6.21)	2.82	3.10	(28)	(9.03)
Net interest margin (3)	3.35	3.50	(15)	(4.29)	3.30	3.52	(22)	(6.25)

	June 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	%
Financial Condition and Other Data:
Loans held in portfolio, net	$7,400,288	$6,573,645	$826,643	12.58%
Securities purchased under agreements to resell	150,000	175,000	(25,000)	(14.29)
Securities available for sale	1,614,453	2,149,456	(535,003)	(24.89)
Securities held to maturity	284,937	290,673	(5,736)	(1.97)
Total assets	10,651,773	10,346,414	305,359	2.95
Deposits	7,670,058	7,202,845	467,213	6.49
Securities sold under agreements to repurchase	299,688	401,600	(101,912)	(25.38)
Subordinated debentures	331,693	240,549	91,144	37.89
Short-term borrowings	118,209	654,636	(536,427)	(81.94)
Long-term borrowings	1,181,142	906,651	274,491	30.28
Total liabilities	9,748,680	9,560,343	188,337	1.97
Stockholders’ equity (4)	903,093	786,071	117,022	14.89
Nonperforming assets	34,253	15,198	(19,055)	(125.38)
Ratio of stockholders’ equity to total assets	8.48%	7.60%	88 *	11.58

Asset Quality Data:
Loan delinquency ratio	0.80%	0.84%	4 *	4.76%
Nonperforming assets to total assets	0.32	0.15	17	113.33
Nonperforming loans to loans held in portfolio	0.42	0.19	23	121.05
Allowance for loan losses to loans held in portfolio	0.91	0.93	(2)	(2.15)
Allowance for loan losses to nonperforming loans	214.30	503.73	(28,943)	(57.46)
Total loan to deposit ratio	98.66	94.11	455	4.83

Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.84%	9.67%	17 *	1.76%
Total risk-based capital	11.25	10.53	72	6.84
Tier 1 leverage	8.67	9.30	(63)	(6.77)
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.17	9.86	31	3.14
Total risk-based capital	11.57	10.72	85	7.93
Tier 1 leverage ratio	8.96	9.50	(54)	(5.68)

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $1.8 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively.

(4)	In conjunction with the acquisition of Summit Bank Corporation on December 29, 2006, UCBH issued 4.8 million shares of common stock.

*	Basis point

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
The consolidated net income of the Company for the three months ended June 30, 2007, increased by $2.8 million, or 11.0%, to $28.2 million, compared to $25.4 million for the same period in 2006. The annualized ROE and ROA ratios for the three months ended June 30, 2007, were 12.90% and 1.10%, respectively. These amounts compare with the ROE ratio of 16.20% and the ROA ratio of 1.25% for the three months ended June 30, 2006. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and the Summit Bank Corporation (“Summit”) and CAB acquisition that were consummated on December 29, 2006, and May 23, 2007, respectively. The efficiency ratio was 48.30% for the three months ended June 30, 2007, compared with 48.74% for the same period in 2006. The decrease in the efficiency ratio is reflective of the growth in net interest income that exceeded the growth in noninterest expense, resulting from the increase in average interest-earning assets. Diluted earnings per share were $0.27 and $0.26 for the three months ended June 30, 2007 and 2006, respectively.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30, 2007				Three Months Ended June 30, 2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets Loans (1)(2)	$7,246,834		$143,263	7.91%	$6,111,151		$111,636	7.31%
Taxable securities (3)	1,653,088		20,657	5.00	1,236,884		14,918	4.82
Tax exempt securities (3)	273,753		3,295	4.81	224,973		2,684	4.77
FHLB Stock	73,007		875	4.79	47,940		545	4.55
Securities purchased under agreements to resell	162,088		2,229	5.50	—		—	—
Other	196,115		3,395	6.92	100,149		1,223	4.88

Total interest-earning assets	9,604,885		173,714	7.23	7,721,097		131,006	6.79
Noninterest-earning assets	646,552		—		378,590		—

Total assets	$10,251,437		$173,714		$8,099,687		$131,006

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,510,434		$12,877	3.41	$1,301,889		$9,919	3.05
Savings accounts	715,012		2,008	1.12	696,545		2,113	1.21
Time deposits	4,315,402		53,629	4.97	3,651,787		37,667	4.13

Total interest-bearing deposits	6,540,848		68,514	4.19	5,650,221		49,699	3.52
Securities sold under agreements to repurchase	319,616		3,420	4.28	86,264		892	4.14
Short-term borrowings and federal funds purchased	284,648		4,477	6.30	257,077		3,199	4.98
Long- term borrowings	1,138,303		13,318	4.68	685,733		8,131	4.74
Subordinated debentures	268,197		5,251	7.83	150,520		3,035	8.07

Total interest-bearing liabilities	8,551,612		94,980	4.44	6,829,815		64,956	3.80
Noninterest-bearing deposits	734,189		—		530,621		—
Other noninterest-bearing liabilities	91,113		—		111,959		—
Stockholders’ equity	874,523		—		627,292		—

Total liabilities and stockholders’ equity	$10,251,437		$94,980		$8,099,687		$64,956

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,053,273		$78,734	2.79%	$891,282		$66,050	2.99%

Net interest margin (5)				3.28%				3.42%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,604,885		$175,487	7.31%	$7,721,097		$132,451	6.86%
Total interest-bearing liabilities	8,551,612		94,980	4.44	6,829,815		64,956	3.80

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,053,273		$80,507	2.87%	$891,282		$67,495	3.06%

Net interest margin (5)				3.35%				3.50%

Average cost of deposits:
Total interest-bearing deposits	$6,540,848		$68,514	4.19%	$5,650,221		$49,699	3.52%
Noninterest-bearing deposits	734,189		—		530,621		—

Total deposits	$7,275,037		$68,514	3.77%	$6,180,842		$49,699	3.22%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $1.8 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively.

The increase in net interest income for the three months ended June 30, 2007, compared to the same period in 2006 was principally due to a $1.88 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the Summit and CAB acquisitions. The average cost of deposits increased 55 basis points from 3.22% for the three months ended June 30, 2006, to 3.77% for the three months ended June 30, 2007, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 60 basis point increase in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased for the three months ended June 30, 2007, compared to the same period in 2006 as a result of purchases of higher-yielding securities during 2007.
The decline in the net interest margin for the three months ended June 30, 2007, compared to same period in 2006 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 2007 is reflective of loan growth, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which combined resulted in a net increase in the provision as compared with 2006. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $205,000, or 2.02%, to $9.9 million for the quarter ended June 30, 2007, compared with $10.1 million for the corresponding quarter of 2006. The decrease reflected a reduction in gain on sale of loans and a higher equity loss in other equity investments, largely offset by an increase in commercial banking fees and service charges on deposits. The reduction in the gain on sale of $2.6 million, or 49.2%, reflected the planned decreased volume of loan sales in the second quarter of 2007. UCB had an increase of equity losses in other equity investments of $0.8 million for the three months ended June 30, 2007, from $50,000 for the same period in 2006, primarily attributable to equity losses from the Community Reinvestment Act (“CRA”) qualified investments. UCB increased its commercial banking fees to $5.2 million for the three months ended June 30, 2007, compared to $3.4 million for the same period in 2006. The $1.8 million increase in commercial banking fees reflects the increased activities in the trade finance and commercial business loan portfolio. Service charges on deposits increased to $1.7 million for the three months ended June 30, 2007, compared to $0.9 million for the same period in 2006.
Noninterest Expense. Noninterest expense increased $5.7 million, or 15.3%, for the three months ended June 30, 2007, compared to the same period in 2006. For the three months ended June 30, 2007, personnel expenses increased $2.5 million, or 12.2%. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Summit and CAB acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $846,000 in stock compensation expense for the three months ended June 30, 2007, compared to $554,000 for the same period in 2006. Occupancy expenses increased $1.5 million, or 39.3%, for the three months ended June 30, 2007, compared to the same period in 2006 as a result of the opening of new branches and the acquisitions of Summit in December, 2006 and the CAB acquisition in May, 2007. Core deposit intangible amortization increased $928,000, or 198.7%, for the three months ended June 30, 2007, compared to the same period in 2006 as a result of the additional amortization of the core deposit intangibles associated with the Summit acquisition. Other general and administrative expenses increased by $1.0 million, or 20.5%, for the three months ended June 30, 2007, compared to the same period in 2006 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses.
Income Tax Expense. The effective tax rate for the three months ended June 30, 2007, was 35.5%, compared with 32.8% for the three months ended June 30, 2006. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, and the net impact of our operating in multiple tax jurisdictions, both within and outside of the United States of America.

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
The consolidated net income of the Company for the six months ended June 30, 2007, increased by $6.4 million, or 13.1%, to $55.2 million, compared to $48.8 million for the same period in 2006. The annualized ROE and ROA ratios for the six months ended June 30, 2007, were 13.11% and 1.10%, respectively. These amounts compare with the ROE ratio of 15.79% and the ROA ratio of 1.22% for the six months ended June 30, 2006. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and the Summit acquisition that was consummated on December 29, 2006 and the CAB acquisition on May 23, 2007. The efficiency ratio was 49.57% for the six months ended June 30, 2007, compared with 51.26% for the same period in 2006. The decrease in the efficiency ratio is reflective of the growth in net interest income that exceeded the growth in noninterest expense, resulting from the increase in average interest-earning assets. Diluted earnings per share were $0.53 for the six months ended June 30, 2007, compared with $0.50 for the same period in 2006.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$7,044,144		$274,915	7.81%	$6,074,549		$217,174	7.15%
Taxable securities (3)	1,754,593		44,171	5.03	1,208,183		28,675	4.75
Tax exempt securities (3)	274,212		6,601	4.81	225,275		5,376	4.77
FHLB Stock	70,917		1,797	5.07	46,216		995	4.31
Securities purchased under agreements to resell	143,785		4,493	6.25	—		—	—
Other	175,202		5,684	6.49	98,493		2,238	4.54

Total interest-earning assets	9,462,853		337,661	7.14	7,652,716		254,458	6.65
Noninterest-earning assets	623,624		—		368,557		—

Total assets	$10,086,477		$337,661		$8,021,273		$254,458

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,494,576		$25,354	3.39	$1,257,330		$17,693	2.81
Savings accounts	703,571		3,734	1.06	737,635		4,391	1.19
Time deposits	4,273,372		105,420	4.93	3,636,978		72,011	3.96

Total interest-bearing deposits	6,471,519		134,508	4.16	5,631,943		94,095	3.34
Securities sold under agreements to repurchase	319,288		6,681	4.18	44,751		921	4.12
Short-term borrowings and federal funds purchased	342,716		9,669	5.64	308,432		6,644	4.31
Long- term borrowings	1,041,593		24,434	4.69	633,205		15,418	4.87
Subordinated debentures	254,449		9,804	7.71	148,298		5,750	7.75

Total interest-bearing liabilities	8,429,565		185,096	4.39	6,766,629		122,828	3.63
Noninterest-bearing deposits	715,035		—		521,086		—
Other noninterest-bearing liabilities	99,084		—		114,992		—
Stockholders’ equity	842,793		—		618,566		—

Total liabilities and stockholders’ equity	$10,086,477		$185,096		$8,021,273		$122,828

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,033,288		$152,565	2.75%	$886,087		$131,630	3.02%

Net interest margin (5)				3.22%				3.44%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,462,853		$341,215	7.21%	$7,652,716		$257,353	6.73%
Total interest-bearing liabilities	8,429,565		185,096	4.39	6,766,629		122,828	3.63

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,033,288		$156,119	2.82%	$886,087		$134,525	3.10%

Net interest margin (5)				3.30%				3.52%

Average cost of deposits:
Total interest-bearing deposits	$6,471,519		$134,508	4.16%	$5,631,943		$94,095	3.34%
Noninterest-bearing deposits	715,035		—		521,086		—

Total deposits	$7,186,554		$134,508	3.74%	$6,153,029		$94,095	3.06%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $3.6 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.

The increase in net interest income for the first six months of 2007 compared to 2006 was principally due to a $1.81 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed Summit and the CAB acquisitions. The average cost of deposits increased 68 basis points from 3.06% for the six months ended June 30, 2006, to 3.74% for the six months ended June 30, 2007, as a result of an increase in market interest rates during the past twelve months and the change in the composition of deposits. These factors were partially offset by a 66 basis point increase in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities yield also increased in the first six months of 2007 compared to the first six months of 2006 as a result of the purchase of higher-yielding securities during 2007.
The decline in the net interest margin for the first six months of 2007 compared to the first six months of 2006 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
Provision for Loan Losses. The provision for loan losses for 2007 is reflective of loan growth, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which together resulted in a net increase in the provision as compared with 2006. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $1.8 million, or 7.6%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Additional explanations of variances follow.
Commercial banking fees increased to $10.0 million for the six months ended June 30, 2007, compared to $7.5 million for the same period in 2006, a 32.5% increase. The increase reflects the growth in trade finance activity, other commercial banking fees and increase in fees from UCB Investment Services, Inc. Gain on sale of securities increased to $3.1 million for the six months ended June 30, 2007, from a loss of $2,000 for the same period of 2006. Additionally, UCB had an increase in equity losses in other equity investments of $1.3 million for the six months ended June 30, 2007 from $0.5 million for the same period in 2006 primarily attributable to CRA qualified investments. Also, noninterest income for the six months ended June 30, 2006 included the $5.0 million acquisition termination fee from Great Eastern Bank received in the first quarter of 2006.
Noninterest Expense. Noninterest expense increased $6.8 million, or 8.6%, for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.
For the six months ended June 30, 2007, occupancy expenses increased $2.6 million or 35.2% related to the acquisitions of Summit in December 2006 and The Chinese American Bank in May 2007. Core deposit intangible amortization increased $1.4 million, or 135.1% for the six months ended June 30, 2007 compared to the same period in 2006 as a result of the additional amortization of the deposit intangibles primarily associated with the Summit acquisition. Other general and administrative expenses increased by $2.1 million, or 21.2%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily as a result of increased merchant card expenses, foreign exchange losses, marketing related expenses and bank service fees.

Income Tax Expense. The effective tax rate for the six months ended June 30, 2007, was 35.1%, compared with 34.4% for the six months ended June 30, 2006. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, and the net impact of our operating in multiple tax jurisdictions, both within and outside of the United States.
BALANCE SHEET ANALYSIS
Investment Securities
At the end of each month, UCB adjusts the carrying value of its Available for Sale (AFS”) Investment Securities Portfolio to reflect the current fair value of each security. The Held to Maturity (“HTM”) Investment Securities is carried at amortized cost. At the time a security is purchased, UCB classifies the security as either AFS or HTM. The securities are classified as HTM if management has the positive intent and ability to hold such securities to maturity.
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at June 30, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Collateralized debt obligations	$33,500	$—	$(477)	$33,023	$19,704	$(296)	$8,319	$(181)	$28,023	$(477)
U.S. Government sponsored enterprises notes	621,604	284	(6,913)	614,975	457,953	(2,529)	107,022	(4,384)	564,975	(6,913)
Municipals	52,338	5	(1,545)	50,798	49,935	(1,545)	—	—	49,935	(1,545)
Other	10,000	—	(150)	9,850	9,850	(150)	—	—	9,850	(150)

Total investment securities available for sale	717,442	289	(9,085)	708,646	537,442	(4,520)	115,341	(4,565)	652,783	(9,085)

Mortgage-backed securities available for sale:
FNMA	407,005	2	(17,281)	389,726	132,802	(4,976)	256,514	(12,305)	389,316	(17,281)
GNMA	79,874	10	(4,157)	75,727	—	—	75,241	(4,157)	75,241	(4,157)
FHLMC	254,693	—	(11,989)	242,704	4,793	(56)	237,907	(11,933)	242,700	(11,989)
Other	202,284	791	(5,425)	197,650	26,001	(289)	158,648	(5,136)	184,649	(5,425)

Total mortgage-backed securities available for sale	943,856	803	(38,852)	905,807	163,596	(5,321)	728,310	(33,531)	891,906	(38,852)

Total investment and mortgage-backed securities available for sale	1,661,298	1,092	(47,937)	1,614,453	701,038	(9,841)	843,651	(38,096)	1,544,689	(47,937)

Investment securities held to maturity:
Municipal securities	221,880	3,967	(548)	225,299	36,674	(536)	410	(12)	37,084	(548)

Mortgage-backed securities held to maturity:
FNMA	4,184	—	(239)	3,945	—	—	3,945	(239)	3,945	(239)
GNMA	58,338	—	(3,055)	55,283	—	—	55,283	(3,055)	55,283	(3,055)
FHLMC	535	—	(31)	504	—	—	504	(31)	504	(31)

Total mortgage-backed securities held to maturity	63,057	—	(3,325)	59,732	—	—	59,732	(3,325)	59,732	(3,325)

Total investment and mortgage-backed securities held to maturity	284,937	3,967	(3,873)	285,031	36,674	(536)	60,142	(3,337)	96,816	(3,873)

Total securities	$1,946,235	$5,059	$(51,810)	$1,899,484	$737,712	$(10,377)	$903,793	$(41,433)	$1,641,505	$(51,810)

The investment portfolio decreased by $540.7 million from December 31, 2006. This decrease is primarily due to the sale and maturity of securities available for sale.
As of June 30, 2007, the amortized cost and the market value of the available for sale investment securities portfolio were $1.66 billion and $1.61 billion, respectively. The total net of tax unrealized loss on these securities was $28.2 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized gain of

$94,000, has not been recognized in the financial statements as of June 30, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or Federal Home Loan Bank. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.
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

Loans
The components of UCB’s loans held in portfolio for each major loan category at June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,637,383	$2,341,572
Secured by real estate — multifamily	1,352,010	1,275,594
Construction	1,334,514	1,054,302
Business	1,612,700	1,461,322

Total commercial	6,936,607	6,132,790

Consumer:
Residential mortgage (one-to-four family)	472,711	448,895
Other	58,709	53,975

Total consumer	531,420	502,870

Loans held in portfolio (1)	7,468,027	6,635,660
Allowance for loan losses	(67,739)	(62,015)

Loans held in portfolio, net	$7,400,288	$6,573,645

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $22.2 million and $25.8 million at June 30, 2007, and December 31, 2006, respectively.
During the six months ended June 30, 2007, loans held in portfolio increased by $832.4 million. This increase resulted primarily from organic growth in commercial loans, which was offset by a transfer of commercial real estate loans of $25.3 million from held in portfolio to held for sale. Commercial loans at June 30, 2007, increased 13.1% from the December 31, 2006, balance. Consumer loans increased 5.7% at June 30, 2007, from the December 31, 2006, balance.

At June 30, 2007, and December 31, 2006, UCB had cash secured loans of $249.8 million and $292.0 million, respectively, which were primarily commercial business loans.

UCB continues to earmark certain SBA loans as held for sale. In addition, UCB periodically sells commercial real estate loans from held in portfolio, in order to manage its loan concentration. When such a determination is made, these loans are classified as held for sale. During the six months ended June 30, 2007, UCB transferred $44.4 million of loans from held in portfolio to held for sale. UCB also transferred at the lower of cost or market value, $44.8 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the six months ended June 30, 2007. The loans held for sale for each major loan category at June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$97,436	$141,348
Business	1,158	1,203

Total commercial	98,594	142,551

Consumer:
Residential mortgage (one-to-four family)	327	310

Loans held for sale (1)	$98,921	$142,861

(1)	Amounts reflect net unamortized deferred loan fees of $166,000 and $213,000 at June 30, 2007, and December 31, 2006, respectively.
Consistent with UCB’s stated long-term objectives for the next five years, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.

Loan commitments related to loans held for sale and held in portfolio for the three and six months ended June 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$7,567	$10,600	$23,898	$32,925
Secured by real estate — multifamily	—	—	—	—

Total commercial loans	7,567	10,600	23,898	32,925

Consumer:
Residential mortgage (one-to-four family)	488	1,251	1,678	1,251

Total loans held for sale commitments (1)	8,055	11,851	25,576	34,176

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	263,341	186,971	533,459	372,052
Secured by real estate — multifamily	105,608	49,114	223,521	134,236
Construction	395,006	306,967	679,663	485,858
Business	278,884	332,246	567,561	562,765

Total commercial loans	1,042,839	875,298	2,004,204	1,554,911

Consumer:
Residential mortgage (one-to-four family)	46,765	27,495	77,466	46,360
Other	11,519	9,289	18,032	16,545

Total consumer loans	58,284	36,784	95,498	62,905

Total loans held in portfolio commitments (1)	1,101,123	912,082	2,099,702	1,617,816

Total loan commitments (1)	$1,109,178	$923,933	$2,125,278	$1,651,992

(1)	Amounts do not reflect commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at June 30, 2007, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$1,036,117	$1,138,749	$480,438	$2,655,304
Secured by real estate — multifamily	364,161	129,429	855,460	1,349,050
Construction	1,230,030	111,041	—	1,341,071
Business	1,486,391	123,486	3,222	1,613,099

Total commercial	4,116,699	1,502,705	1,339,120	6,958,524

Consumer:
Residential mortgage (one-to-four family)	62,769	195,709	214,514	472,992
Other	54,644	4,071	—	58,715

Total consumer	117,413	199,780	214,514	531,707

Gross loans held in portfolio (1)	$4,234,112	$1,702,485	$1,553,634	$7,490,231

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $22.2 million at June 30, 2007.
Adjustable-rate loans increased $485.0 million from December 31, 2006, to June 30, 2007. Intermediate fixed-rate loans increased $258.4 million from December 31, 2006, to June 30, 2007. Fixed-rate loans increased $85.4 million from December 31, 2006, to June 30, 2007.
Deposits
The balances and rates paid for categories of deposits at June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,426,380	2.16%	$2,194,176	2.18%
Savings accounts	1,006,782	1.99	942,672	2.14
Time deposits:
Less than $100,000	1,505,939	4.57	1,410,162	4.60
$100,000 or greater	2,730,957	4.96	2,655,835	4.91

Total time deposits	4,236,896	4.85	4,065,997	4.80

Total deposits	$7,670,058	3.62%	$7,202,845	3.66%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At June 30, 2007, 55.24% of UCB’s deposits were time deposits, 31.63% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 13.13% were savings accounts. By comparison, at December 31, 2006, 56.45% of UCB’s deposits were time deposits, 30.46% were NOW accounts, demand deposits and money market accounts, and 13.09% were savings accounts. With the exception of state and federal government entities contributing 5.8% and 6.4% to total deposits as of June 30, 2007 and December 31, 2006, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at June 30, 2007, are $2.73 billion of deposits of $100,000 or greater, compared to $2.66 billion at December 31, 2006. Such deposits made up 35.61% of total deposits at June 30, 2007, compared to 36.87% at December 31, 2006. Also included in time deposits are $201.6 million and $179.3 million of brokered deposits at June 30, 2007, and December 31, 2006, respectively.
Borrowings
Borrowings as of and for the six months ended June 30, 2007, and the year ended December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Securities sold under agreements to repurchase:
Average balance outstanding	$319,288	$162,124
Maximum amount outstanding at any month end period	349,580	401,600
Balance outstanding at end of period	299,688	401,600
Weighted average interest rate during the period	3.86%	3.56%
Weighted average interest rate at end of period	4.35%	3.71%
Weighted average remaining term to maturity at end of period (in years)	6.2	6.1

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$341,732	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	118,209	654,636
Weighted average interest rate during the period	5.60%	4.52%
Weighted average interest rate at end of period	4.43%	5.21%
Weighted average remaining term to maturity at end of period (in years)	—	—

Long-term borrowings:
FHLB advances:
Average balance outstanding	$1,041,593	$683,978
Maximum amount outstanding at any month end period	1,181,142	906,651
Balance outstanding at end of period	1,181,142	906,651
Weighted average interest rate during the period	4.69%	4.89%
Weighted average interest rate at end of period	4.61%	4.72%
Weighted average remaining term to maturity at end of period (in years)	6.13	5.4
UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.20 billion and $1.43 billion of FHLB advances outstanding at June 30, 2007, and December 31, 2006, respectively. At June 30, 2007, UCB had $1.26 billion of additional FHLB borrowings available for future borrowing capacity.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006, and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $331.7 million and $240.5 million of subordinated debentures outstanding at June 30, 2007, and December 31, 2006, respectively.

Junior Subordinated Debentures
On June 21, 2007, UCB issued $50 million aggregate principal amount of junior subordinated debentures due September 15, 2022. The debentures were issued pursuant to Floating Rate Junior Subordinated Debentures (the Debentures), dated June 21, 2007 between United Commercial Bank, as issuer, and Wilmington Trust Company, as Trustee. The Debentures bear interest at a variable rate per annum equal to the 3-month LIBOR plus 1.34%.
Under applicable regulatory guidelines, the Debentures qualify as Tier 2 capital. The Debentures have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Debentures are subordinated to claims of depositors and all other creditors of UCB, are unsecured and are ineligible as collateral for a loan by UCB.
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
Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,637,383	35.32	$2,341,572	35.29
Secured by real estate — multifamily	1,352,010	18.10	1,275,594	19.22
Construction	1,334,514	17.87	1,054,302	15.89
Business	1,612,700	21.59	1,461,322	22.02

Total commercial	6,936,607	92.88	6,132,790	92.42

Consumer:
Residential mortgage (one-to-four family)	472,711	6.33	448,895	6.76
Other	58,709	0.79	53,975	0.82

Total consumer	531,420	7.12	502,870	7.58

Loans held in portfolio (1)	$7,468,027	100.00	$6,635,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $22.2 million and $25.8 million at June 30, 2007, and December 31, 2006, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the six months ended June 30, 2007, $152.5 million in commercial real estate loans were sold. Additionally, $25.3 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of June 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	June 30,	December 31,
	2007	2006
Commercial loans:
Secured by real estate — nonresidential	$11,377	$5,604
Secured by real estate — multifamily	898	—
Construction	9,221	—
Business	9,755	6,339

Total commercial loans	31,251	11,943

Consumer loans:
Residential mortgage (one-to-four family)	359	368
Other	—	—

Total consumer loans	359	368

Total nonaccrual loans from loans held in portfolio	31,610	12,311
Other real estate owned	2,643	2,887

Total nonperforming assets	$34,253	$15,198

Nonperforming assets to total assets	0.32%	0.15%
Nonaccrual loans to loans held in portfolio	0.42	0.19
Nonperforming assets to loans held in portfolio and other real estate owned	0.46	0.23

Loans held in portfolio	$7,468,027	$6,635,660
Gross interest income recognized on impaired loans	110	80
Gross interest income not recognized on nonaccrual loans	1,577	676
Accruing loans contractually past due 90 days or more	6,002	4,339
Loans classified as troubled debt restructurings and not included above	8,531	8,614
The level of UCB’s nonperforming assets increased as of June 30, 2007, compared to December 31, 2006. The increase was a result primarily of $18 million of construction and commercial loan moving into nonaccrual status.
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
At June 30, 2007, and December 31, 2006, UCB’s investment in loans that were considered to be impaired was $44.2 million and $12.0 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At June 30, 2007, the allowance for loan losses included $5.9 million for impaired loans with a $21.0 million recorded investment. At December 31, 2006, the allowance included $1.4 million for impaired loans with a recorded investment of $6.9 million.
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
The loss factors are developed from actual historic losses and reflect comparative analysis with peer group loss rates and expected losses, which in turn are based on estimated probabilities of default and loss given default. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance. The quantitative analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience.
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the six months ended June 30, 2007, UCB effected further refinements in the determination of certain loss factors. The factor refinements that resulted in the second quarter 2007 included the effects of both the regular quarterly qualitative factor assessment, and the completion of the annual allowance methodology review; which resulted in a revision and net reduction of the loss factors applicable to various pass rated portfolio segments. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
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

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three and six months ended June 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period:
Allowance for loan losses	$62,804	$61,806	$62,015	$64,542
Allowance for losses — unfunded commitments	5,336	3,713	6,833	3,402

Total allowance for losses at beginning of period	68,140	65,519	68,848	67,944

Acquired allowance for loan losses	3,825	—	3,825	—
Provision for loan losses	2,098	1,249	3,146	1,556
Charge-offs:
Commercial:
Secured by real estate — nonresidential	(16)	—	(16)	(452)
Business	(1,577)	(2,630)	(3,349)	(4,981)

Total commercial	(1,593)	(2,630)	(3,365)	(5,433)

Consumer:
Other	(9)	—	(9)	(50)

Total charge-offs	(1,602)	(2,630)	(3,374)	(5,483)

Recoveries:
Commercial:
Secured by real estate — nonresidential	10	47	12	128
Business	235	70	247	100

Total commercial	245	117	259	228

Consumer:
Other	1	4	3	14

Total recoveries	246	121	262	242

Net charge-offs	(1,356)	(2,509)	(3,112)	(5,241)

Total allowance for losses at end of period	72,707	64,259	72,707	64,259

Allowance for loan losses	67,739	59,035	67,739	59,035
Allowance for losses — unfunded commitments	4,968	5,224	4,968	5,224

Total allowance for losses at end of period	$72,707	$64,259	$72,707	$64,259

Allowance for loan losses to loans held in portfolio	0.91%	0.99%	0.91%	0.99%
Net charge-offs to average loans held in portfolio	0.08	0.17	0.09	0.17
The increase in loan charge-offs in 2006 relates primarily to three borrowers. The loss portion associated with these loans were reserved before they were charged off.
During the six months ended June 30, 2007, the allowance for loan losses increased $5.7 million from the balance at December 31, 2006. The increase is due primarily to $3.8 million of allowance for loan losses acquired in connection with the CAB acquisition, a $7.6 million increase in specific valuation allowances associated with impaired loans, and an increase of $2.8 million attributable to growth in the Company’s loan portfolio . These increases were offset by a $5.4 million reduction from changes in loss factors and a $3.1 million reduction attributable to net-loan charge-offs.
The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was a result from the change in the loss factor which decreased the reserve by $1.9 million.
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
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve decreased $1.9 million from December 31, 2006 resulting from a change in the loss factor. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at June 30, 2007, and December 31, 2006, were $2.46 billion and $2.12 billion, respectively.
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
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at June 30, 2007, has not changed substantially from December 31, 2006. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for the percentage change and UCB’s NPV and net interest income table.
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
For the six months ended June 30, 2007, UCBH received $16.0 million in dividends from UCB. At June 30, 2007, $275.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable. See Note 17 to the Consolidated Financial Statements for the details related to dividend capacities and limitations.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the six months ended June 30, 2007, deposit increases resulted in net cash inflows of $153.7 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.

UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.20 billion and $1.43 billion of FHLB advances outstanding at June 30, 2007, and December 31, 2006, respectively. At June 30, 2007, UCB had $1.26 billion of additional FHLB borrowings available for future borrowing capacity. At June 30, 2007, UCB had $299.7 million of securities sold under agreements to repurchase. The Company also has a $20.0 million unsecured borrowing line with Wells Fargo Bank. As of June 30, 2007, no advances had been drawn against this line.
At June 30, 2007, the Company had $27.5 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.17 billion in long-term advances mature between July 6, 2007, and November 30, 2020. As of June 30, 2007, $1.02 billion of these advances may be terminated at the option of the FHLB. For the six months ended June 30, 2007, the activity in short-term FHLB borrowings resulted in a net cash outflow of $506.7 million, and activity in long-term borrowings resulted in net cash inflows of $271.4 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the six months ended June 30, 2007, loan sales provided $237.1 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the six months ended June 30, 2007, investment securities activities resulted in a decrease in investment securities holdings and a net cash inflow of $597.0 million. Our current strategy is to continue reducing our investment securities portfolio, which will result in continued cash inflows.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the six months ended June 30, 2007, loan growth resulted in a net cash outflow of $2.26 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of June 30, 2007, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.
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

Total stockholders’ equity at June 30, 2007, was $903.1 million, an increase of 14.9% over the $786.1 million at December 31, 2006. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at June 30, 2007, and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
United Commercial Bank:
Tier 1 leverage	8.67%	9.30%
Tier 1 risk-based capital	9.84	9.67
Total risk-based capital	11.25	10.53

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.96%	9.50%
Tier 1 risk-based capital	10.17	9.86
Total risk-based capital	11.57	10.72
The decline in the Tier 1 leverage ratios over the past year relates primarily to the Company’s acquisitions, which increased risk—weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in Tier 1 equity.
UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.06 per share for a total payment of $6.0 million for the six months ended June 30, 2007. The payment of dividends during 2007 had the effect of reducing the Company’s Tier 1 leverage ratio by 6 basis points and the total risk-based capital ratio by 7 basis points.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
UCBH Holdings, Inc. and subsidiaries, have been a party to litigation incidental to various aspects of their operations in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on UCBH Holdings, Inc. and subsidiaries’ consolidated financial position or their results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition and/or future operating results.
As of June 30, 2007, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 23, 2007, UCBH Holdings, Inc. (“UCBH”) completed its acquisition of CAB Holding, LLC (the “Company”), the holding company of Chinese American Bank. In connection with the acquisition, UCBH paid CAB International Holding Limited, the sole member of the Company (“CABI”), an aggregate consideration of approximately $132.6 million, consisting of 3,711,580 unregistered shares of UCBH common stock (the “UCBH Shares”) valued at $66.1 million and $66.5 million in cash in exchange for all of the issued and outstanding membership interests of the Company. The UCBH Shares were issued to CABI pursuant to the private placement exemption from registration provided in Rule 506 of Regulation D, promulgated under Section 4(2) of the Securities Act of 1933, as amended.
Simultaneously with the execution of the Agreement and Plan of Merger on January 10, 2007 for the acquisition of CABI (the “Merger Agreement”), UCBH entered into a registration rights, lock-up and standstill agreement with CABI and Dr. Paul Shi H. Huang, the sole shareholder of CABI (the “Rights Agreement”). The Rights Agreement provides for certain registration rights and limitations with respect to resale of the UCBH Shares as well as certain limitations on CABI’s acquisition of other shares of UCBH common stock. Pursuant to the Merger Agreement and the Rights Agreement, UCBH will file a Securities Act registration statement with respect to CABI’s resale of the UCBH Shares.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at UCBH Holdings, Inc.’s (“UCBH”) annual stockholders’ meeting held on May 17, 2007:

	Votes	Votes	Votes	Brokers
Description of Proposal	For	Against	Abstained	Non-Votes
1. Election of Directors:
Pin Pin Chau	90,959,451	1,201,241	2,211	—
Dr. Godwin Wong	90,746,021	1,058,770	358,113	—
Thomas S. Wu	89,735,679	2,070,085	357,137	—

2. Approval of the amendments to the UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (formerly known as the UCBH Holdings, Inc. 1998 Stock Option plan)	59,223,317	23,794,057	472,909	8,672,721

3. Approval of the stockholder proposal relating to the declassification of the Board of Directors of UCBH Holdings, Inc. of terms of its Board of Directors to require that all Directors stand for election annually	74,577,276	8,428,985	484,022	8,672,721

4. Ratification of the selection of the independent registered public accounting firm	91,743,430	139,175	280,299	—
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions und Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as Trustee, dated June 21, 2007.					✓

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006

10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 17, 2007

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.2	May 17, 2007

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 1, 2007

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Dennis Wu.					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.
Date: August 9, 2007	/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	/s/ Dennis Wu
Dennis Wu
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)