Form 10-Q
period 2007-09-30
UCBH HOLDINGS INC
filed 2007-11-09
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007.
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the Registrant had 104,362,428 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Noninterest bearing cash	$91,443	$112,343
Interest bearing cash	176,128	92,049
Federal funds sold	144,110	150,027

Cash and cash equivalents	411,681	354,419

Securities purchased under agreements to resell	200,000	175,000
Investment and mortgage-backed securities available for sale, at fair value	1,492,589	2,149,456
Investment and mortgage-backed securities held to maturity, at cost (fair value of $277,192 and $295,446 at September 30, 2007, and December 31, 2006, respectively)	274,547	290,673
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	126,393	110,775
Loans held for sale, net	189,388	142,861
Loans held in portfolio	7,698,531	6,635,660
Allowance for loan losses	(68,540)	(62,015)

Loans held in portfolio, net	7,629,991	6,573,645

Accrued interest receivable	60,370	50,803
Premises and equipment, net	145,097	115,610
Goodwill	286,729	226,780
Core deposit intangibles, net	23,804	28,325
Mortgage servicing rights, net	12,195	13,273
Other assets	228,347	114,794

Total assets	$11,081,131	$10,346,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$842,958	$767,714
Interest bearing deposits	6,938,137	6,435,131

Total deposits	7,781,095	7,202,845

Securities sold under agreements to repurchase	500,000	401,600
Short-term borrowings and federal funds purchased	177,335	654,636
Subordinated debentures	406,646	240,549
Accrued interest payable	27,984	21,018
Long-term borrowings	1,134,139	906,651
Other liabilities	112,254	133,044

Total liabilities	10,139,453	9,560,343

Commitments and contingencies (Note 15)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at September 30, 2007, and December 31, 2006; 103,920,862 and 99,448,181 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	1,039	994
Additional paid-in capital	418,350	341,616
Retained earnings	541,458	464,616
Accumulated other comprehensive loss	(19,169)	(21,155)

Total stockholders’ equity	941,678	786,071

Total liabilities and stockholders’ equity	$11,081,131	$10,346,414

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income:
Loans	$151,580	$114,752	$426,495	$331,926
Investment and mortgage-backed securities:
Taxable	20,460	16,220	64,631	44,895
Nontaxable	3,611	2,686	10,212	8,062
FHLB Stock	917	1,313	2,714	2,308
Federal funds sold and deposits with banks	2,842	1,682	8,526	3,920
Securities purchased under agreements to resell	3,341	1,239	7,834	1,239

Total interest and dividend income	182,751	137,892	520,412	392,350

Interest expense:
Deposits	72,195	56,702	206,702	150,797
Securities sold under agreements to repurchase	3,631	1,908	10,312	2,829
Short-term borrowings and federal funds purchased	3,324	1,523	12,993	8,167
Subordinated debentures	6,138	3,095	15,942	8,845
Long-term borrowings	13,539	8,540	37,973	23,958

Total interest expense	98,827	71,768	283,922	194,596

Net interest income	83,924	66,124	236,490	197,754
Provision for loan losses	3,010	936	6,156	2,492

Net interest income after provision for loan losses	80,914	65,188	230,334	195,262

Noninterest income:
Commercial banking fees	5,188	3,682	15,140	11,193
Service charges on deposits	1,815	1,006	5,061	2,658
Gain (loss) on sale of securities, net	702	208	3,780	206
Gain on sale of SBA loans, net	855	704	2,265	2,306
Gain on sale of multifamily and commercial real estate loans, net	1,532	5,212	4,954	13,361
Equity loss in other equity investments	(900)	(253)	(2,164)	(761)
Acquisition termination fee	—	—	—	5,000
Other	1,630	409	4,156	1,211

Total noninterest income	10,822	10,968	33,192	35,174

Noninterest expense:
Personnel	24,405	19,900	71,943	66,372
Occupancy	5,510	4,400	15,535	11,815
Data processing	2,009	2,257	6,647	7,584
Furniture and equipment	2,139	1,862	6,530	5,297
Professional fees and contracted services	1,944	2,428	5,615	8,223
Deposit insurance	560	194	1,154	600
Communication	796	284	2,298	788
Core deposit intangible amortization	918	668	3,321	1,690
Gain on extinguishment of subordinated debentures and borrowings	—	—	—	(360)
Other general and administrative	5,297	5,426	17,249	15,289

Total noninterest expense	43,578	37,419	130,292	117,298

Income before income tax expense	48,158	38,737	133,234	113,138
Income tax expense	17,337	13,167	47,168	38,743

Net income	$30,821	$25,570	$86,066	$74,395

Earnings per share:
Basic	$0.30	$0.27	$0.85	$0.79
Diluted	$0.29	$0.26	$0.82	$0.76
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss (1)	Equity	Income (Loss)
Balance at December 31, 2005	94,037,878	$940	$247,340	$375,220	$(19,986)	$603,514

Net income	—	—	—	74,395	—	74,395	$74,395
Other comprehensive income, net of tax benefit of $1,036	—	—	—	—	(1,420)	(1,420)	(1,420)

Comprehensive income	—	—	—	—	—	—	$72,975

Stock options exercised, including related tax benefit	518,476	6	5,775	—	—	5,781
Stock compensation charge	—	—	1,504	—	—	1,504
Cash dividend of $0.060 per share	—	—	—	(8,498)	—	(8,498)

Balance at September 30, 2006	94,556,354	$946	$254,619	$441,117	$(21,406)	$675,276

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	86,066	—	86,066	$86,066
Other comprehensive income, net of tax liability of $1,304	—	—	—	—	1,986	1,986	1,986

Comprehensive income	—	—	—	—	—	—	$88,052

Stock options exercised, including related tax benefit	761,101	8	8,075	—	—	8,083
Stock compensation charge	—	—	2,550	—	—	2,550
Cash dividend of $0.09 per share	—	—	—	(9,224)	—	(9,224)
Shares issued in connection with acquisition of CAB Holding, LLC	3,711,580	37	66,109	—	—	66,146

Balance at September 30, 2007	103,920,862	$1,039	$418,350	$541,458	$(19,169)	$941,678

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$86,066	$74,395
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,156	2,492
Amortization of net deferred loan fees, purchase premiums and discounts	(9,293)	(7,257)
Amortization of net securities premiums and discounts	1,613	(97)
Federal Home Loan Bank stock dividend	(2,445)	(1,605)
Amortization of intangibles	6,155	3,738
Depreciation and amortization of premises and equipment	8,032	6,677
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(8,777)	(13,621)
Lower of cost or market adjustment on loans held for sale	101	(150)
Equity loss in other equity investments	2,130	616
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	2,549	1,386
Excess tax benefit from stock option exercises	(1,233)	—
Loss on extinguishment of secured borrowings	—	(360)
Other, net	11	716
Changes in operating assets and liabilities:
Decrease in loans originated in held for sale	14,469	24,582
Increase in accrued interest receivable	(8,023)	(7,632)
Decrease (increase) in other assets	11,438	(16,804)
Increase in accrued interest payable	3,810	4,508
Decrease (increase) in other liabilities	(31,301)	11,235

Net cash provided by operating activities	81,458	82,819

Cash flows from investing activities:
Net cash acquired from purchase of CAB Holding, LLC	33,647	—
Payment of acquisition related expenditures	(734)	(399)
Purchase of securities purchased under agreements to resell	(200,000)	(175,000)
Proceeds from maturity of securities purchased under agreements to resell	175,000	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	1,431,700	125,739
Purchases	(1,537,665)	(239,962)
Sales	639,321	96,777
Called	92,943	1,800
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	7,293	12,054
Purchases	—	(750)
Called	8,895	—
Proceeds from redemption of Federal Home Loan Bank stock	10,483	5,883
Purchase of Federal Home Loan Bank stock	(11,730)	(19,150)
Proceeds from redemption of Federal Reserve Bank stock	1,267	—
Funding of other equity investments	(7,679)	(2,030)
Proceeds from the sale of loans originated in held in portfolio	311,145	634,409
Proceeds from the sale of real estate owned	238	—
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,251,256)	(826,815)
Purchases of premises and other equipment	(6,881)	(5,863)
Other investing activities, net	1,076	431

Net cash used in investing activities	(302,937)	(392,876)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	152,895	130,354
Net increase (decrease) in time deposits	112,066	(13,251)
Net decrease in short-term borrowings	(477,301)	(123,410)
Proceeds from securities sold under agreements to repurchase	349,267	300,000
Payments of securities sold under agreements to repurchase	(250,867)	—
Proceeds from issuance of subordinated debentures	166,238	—
Proceeds from long-term borrowings	386,712	79,386
Principal payments of long-term borrowings	(159,262)	(48,876)
Proceeds from stock option exercises	6,851	3,867
Excess tax benefit from stock option exercises	1,233	—
Payment of cash dividend on common stock	(9,091)	(8,012)

Net cash provided by financing activities	278,741	320,058

Net increase in cash and cash equivalents	57,262	10,001
Cash and cash equivalents at beginning of period	354,419	203,065

Cash and cash equivalents at end of period	$411,681	$213,066

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and nine months ended September 30, 2007, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and nine months ended September 30, 2007, include the results of operations of Summit Bank Corporation, which was acquired on December 29, 2006, and The Chinese American Bank, which was acquired on May 23, 2007.

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

Reclassification

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the September 30, 2007, presentation.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 effective January 1, 2008. In connection therewith, management of the Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS. No 157 effective January 1, 2008. In connection therewith, management of the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position or results of operations. The Company is, however, in the process of evaluating the various valuation models and methodologies that the Company will need to implement, in order to comply with the disclosure requirements of SFAS No. 157.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment of $3.0 million with a $2.6 million decrease in goodwill, and an offsetting $2.6 million decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

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

The purchase price allocation reflected above is preliminary and subject to final determination of valuation of the fair value of assets acquired and liabilities assumed. The Company expects to finalize the valuation in the fourth quarter of 2007 and does not expect this to have a material impact on the Company’s financial position or results of operations.

Business Development Bank Ltd.

On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China, for a total consideration of $205.0 million in cash. The parties to the agreements may terminate the transaction for various reasons prior to the consummation of the acquisition. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which will in turn accelerate the implementation of the Company’s Greater China expansion strategy. The transaction is subject to both U.S. regulatory and China Banking Regulatory Commission approvals and is anticipated to close in the fourth quarter of 2007. BDB had total assets of $242.8 million, total loans of $214.2 million and total deposits of $20.1 million as of September 30, 2007.

4.	Investment Agreement

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng will acquire 9.9% (calculated on a post closing basis) of the outstanding shares of UCBH common stock in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post closing basis).

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
In the first phase, which is anticipated to close in the fourth quarter of 2007, UCBH will issue approximately 5.4 million shares of its common stock to Minsheng at a price per share of $17.79, representing the 90-day average UCBH closing price as of the close on September 28, 2007. In the second phase, which is anticipated to close in 2008, Minsheng will increase its ownership to 9.9% through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

5.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At September 30, 2007, and December 31, 2006, the reserve requirement was $12.2 million and $7.6 million, respectively.

6.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the nine months ended September 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Average balance outstanding	$157,967	$62,740
Maximum amount outstanding at any month end period	200,000	175,000
Balance outstanding at end of period	200,000	175,000
Weighted average interest rate during the period	6.61%	7.41%
Weighted average interest rate at end of period	6.77%	7.37%
Weighted average remaining term to maturity at end of period (in years)	9.6	9.6
7.	Investment and Mortgage-Backed Securities

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The amortized cost and approximate market value of investment and mortgage-backed securities classified as AFS and HTM, along with the portions of the portfolio with unrealized loss positions at September 30, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Agency Preferred Stock	$18,516	$—	$(801)	$17,715	$17,715	$(801)	$—	$—	$17,715	$(801)
Collateralized debt obligations	33,481	—	(3,924)	29,557	21,267	(3,714)	8,290	(210)	29,557	(3,924)
U.S. Government sponsored enterprises notes	487,968	1,289	(1,986)	487,271	—	—	108,938	(1,986)	108,938	(1,986)
Municipals	61,952	23	(1,711)	60,264	56,399	(1,711)	—	—	56,399	(1,711)
Other	10,000	—	(419)	9,581	9,581	(419)	—	—	9,581	(419)

Total investment securities available for sale	611,917	1,312	(8,841)	604,388	104,962	(6,645)	117,228	(2,196)	222,190	(8,841)

Mortgage-backed securities available for sale:
FNMA	394,124	3	(11,596)	382,531	25,625	(228)	356,302	(11,368)	381,927	(11,596)
GNMA	78,549	16	(2,931)	75,634	—	—	75,147	(2,931)	75,147	(2,931)
FHLMC	246,929	31	(8,011)	238,949	—	—	234,065	(8,011)	234,065	(8,011)
Other	194,364	446	(3,724)	191,086	24,237	(10)	153,407	(3,714)	177,644	(3,724)

Total mortgage-backed securities available for sale	913,966	496	(26,262)	888,200	49,862	(238)	818,921	(26,024)	868,783	(26,262)

Total investment and mortgage-backed securities available for sale	1,525,883	1,808	(35,103)	1,492,588	154,824	(6,883)	936,149	(28,220)	1,090,973	(35,103)

Investment securities held to maturity:
Municipal securities	213,877	5,010	(113)	218,774	11,325	(107)	415	(6)	11,740	(113)

Mortgage-backed securities held to maturity:
FNMA	4,138	—	(182)	3,956	—	—	3,956	(182)	3,956	(182)
GNMA	56,106	—	(2,050)	54,056	—	—	54,056	(2,050)	54,056	(2,050)
FHLMC	425	—	(19)	406	—	—	406	(19)	406	(19)

Total mortgage-backed securities held to maturity	60,669	—	(2,251)	58,418	—	—	58,418	(2,251)	58,418	(2,251)

Total investment and mortgage-backed securities held to maturity	274,546	5,010	(2,364)	277,192	11,325	(107)	58,833	(2,257)	70,158	(2,364)

Total securities	$1,800,429	$6,818	$(37,467)	$1,769,780	$166,149	$(6,990)	$994,982	$(30,477)	$1,161,131	$(37,467)

As of September 30, 2007, the net unrealized loss on securities was $30.6 million. The net unrealized loss on securities that are available for sale was $33.3 million. Net of a tax benefit of $14.1 million, the unrealized $19.2 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $2.6 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the three and nine months ended September 30, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GMNA and FHLMC, as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on the mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchase yield and as the securities approach contractual or expected maturity. Management does not believe that there have been any deteriorations of credit quality that would contribute to any impairment of these securities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The Company’s investments in CDOs are backed by trust preferred securities issued by banks, insurance companies, and REITs. Of those investments, two CDO investments totaling $20.0 million are backed primarily by the trust preferred securities of REITs and have an unrealized loss of $3.6 million. Both investments are ‘AA’ rated and have not been downgraded by any rating agency, and management believes the credit support in the deal structures is adequate to protect contractual interest and principal payments.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA, AA or A. Although certain securities were downgraded during the quarter ended September 30, 2007, management has performed additional analysis on a security by security basis and has concluded that there is no other than temporary impairment associated with these securities. The unrealized losses will decline as interest rates fall to the purchase yield and as the securities approach contractual or expected maturity.

Since UCB has the intent and ability to hold its available-for-sale securities until recovery of the par amount, which could be at maturity, UCB has concluded that the decline in value on these securities is temporary.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The amortized cost and approximate market value of investment and mortgage-backed securities classified as AFS and HTM, along with the portions of the portfolio with unrealized loss positions at December 31, 2006, were as follows (dollars in thousands):

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
8.	Loans Held for Sale

The components of loans held for sale as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$187,863	$141,348
Business	1,135	1,203

Total commercial loans	188,998	142,551

Consumer:
Residential mortgage (one to four family)	390	310

Loans held for sale (1)	$189,388	$142,861

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $371,000 and $213,000 at September 30, 2007, and December 31, 2006, respectively.
9.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,619,291	$2,341,572
Secured by real estate — multifamily	1,341,407	1,275,594
Construction	1,486,581	1,054,302
Business	1,689,750	1,461,322

Total commercial loans	7,137,029	6,132,790

Consumer:
Residential mortgage (one-to-four family)	496,934	448,895
Other (1)	64,568	53,975

Total consumer loans	561,502	502,870

Loans held in portfolio (2)	7,698,531	6,635,660
Allowance for loan losses	(68,540)	(62,015)

Net loans held in portfolio	$7,629,991	$6,573,645

(1)	Amount includes deposit overdrafts of $8.5 million and $999,000 at September 30, 2007, and December 31, 2006, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $21.7 million and $25.8 million at September 30, 2007, and December 31, 2006, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
		Allowance for			Allowance for
		Losses –	Total		Losses –	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments	Losses	Loan Losses	Commitments	Losses
Balance at beginning of period	$67,739	$4,968	$72,707	$59,035	$5,224	$64,259
Provision for losses	3,094	(84)	3,010	(68)	1,004	936
Loans charged off	(3,100)	—	(3,100)	(2,507)	—	(2,507)
Recoveries of loans previously charged off	807	—	807	170	—	170
Adjustment — acquired through business combinations	—	—	—	—	—	—

Balance at end of period	$68,540	$4,884	$73,424	$56,630	$6,228	$62,858

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Allowance for			Allowance for
		Losses –	Total		Losses –	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments	Losses	Loan Losses	Commitments	Losses
Balance at beginning of period	$62,015	$6,833	$68,848	$64,542	$3,402	$67,944
Provision for losses	8,105	(1,949)	6,156	(334)	2,826	2,492
Loans charged off	(6,474)	—	(6,474)	(7,990)	—	(7,990)
Recoveries of loans previously charged off	1,069	—	1,069	412	—	412
Adjustment — acquired through business combinations	3,825	—	3,825	—	—	—

Balance at end of period	$68,540	$4,884	$73,424	$56,630	$6,228	$62,858

During the nine months ended September 30, 2007, the allowance for loan losses increased $6.5 million from the balance at December 31, 2006. The increase is due to $3.8 million of allowance for loan losses acquired in connection with the purchase of CAB, an increase in specific valuation allowances associated with impaired loans, and growth in the Company’s loan portfolio. These increases were offset by a $6.4 million reduction from changes in loss factors, improved risk ratings on certain classified loans, and a $5.4 million reduction attributable to net loan charge-offs.

The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the loss factor of $3.7 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
10.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the nine months ended September 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Average balance outstanding	$336,902	$162,124
Maximum amount outstanding at any month end period	500,000	401,600
Balance outstanding at end of period	500,000	401,600
Weighted average interest rate during the period	4.13%	3.56%
Weighted average interest rate at end of period	3.92%	3.71%
Weighted average remaining term to maturity at end of period (in years)	8.5	6.1
During January 2007, the five Repurchase Agreements amounting to $101.6 million assumed by UCB in connection with the Summit Bank Corporation acquisition matured.

Long-Term and Short-Term Borrowings

Information regarding outstanding long-term and short-term borrowings as of and for the nine months ended September 30, 2007, and as of and for the year ended December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$307,908	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	147,335	654,636
Weighted average interest rate during the period	5.45%	4.52%
Weighted average interest rate at end of period	5.29%	5.21%
Weighted average remaining term to maturity at end of period (in years)	0.03	—

Long-term borrowings:
Federal Home Loan Bank advances:
Average balance outstanding	$1,078,786	$683,978
Maximum amount outstanding at any month end period	1,181,142	906,651
Balance outstanding at end of period	1,134,139	906,651
Weighted average interest rate during the period	4.69%	4.89%
Weighted average interest rate at end of period	4.62%	4.72%
Weighted average remaining term to maturity at end of period (in years)	6.13	5.4
UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $90.0 million at September 30, 2007, and $534.2 million at December 31, 2006. At September 30, 2007, the advances were secured with $18.2 million of securities and $4.16 billion of loans, and at December 31, 2006, $41.6 million of securities and $3.34 billion of loans secured the advances. At September 30, 2007, credit availability under this facility was approximately $1.37 billion.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
11.	Earnings Per Share

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2007 and 2006, were 7,324,096 shares and 7,067,105 shares, respectively, and for the nine months ended September 30, 2007 and 2006, were 7,484,231 shares and 6,744,105 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
Net income — basic	$30,821	103,834,048	$0.30	$25,570	94,523,317	$0.27
Effect of stock options	—	2,926,270		—	3,455,335

Net income — diluted	$30,821	106,760,318	$0.29	$25,570	97,978,652	$0.26

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
Net income — basic	$86,066	101,709,167	$0.85	$74,395	94,357,245	$0.79
Effect of stock options	—	3,097,833		—	3,617,184

Net income — diluted	$86,066	104,807,000	$0.82	$74,395	97,974,429	$0.76

12.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of September 30, 2007, the Company had 3,508,450 shares of common stock reserved for the issuance of options under the Plan.

The Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Awards granted after January 1, 2006 are valued at fair value in accordance with provisions of SFAS No. 123R and recognized on a straight-line basis over the service periods of each award. No share-based employee compensation cost has been reflected in the Company’s results of operations prior to the adoption of SFAS No. 123R and the results for prior periods have not been restated. The Company estimated forfeiture rates for the first nine months of 2007 based on its historical experience.

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

Options outstanding under the Company’s stock option plan as of September 30, 2007 and changes during the three and nine months ended September 30, 2007 were as follows (dollars in thousands, except weighted average exercise price):

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
	Three Months Ended September 30, 2007				Nine Months Ended September 30, 2007
Options outstanding, beginning of period	14,527,320	$12.93			14,834,395	$12.78

Granted	119,000	16.66			695,400	17.55
Exercised	(176,624)	5.20			(761,101)	9.00
Canceled	(18,000)	19.21			(212,200)	21.43
Forfeited	(17,433)	17.74			(122,231)	17.83

Options outstanding, end of period	14,434,263	$13.04	5.52	$73,400	14,434,263	$13.04	5.52	$73,400

Shares exercisable end of period	13,029,968	$12.55	5.15	$73,106	13,029,968	$12.55	5.15	$73,106

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $2.2 million and $785,000, respectively and $7.2 million and $5.6 million during the nine months ended September 30, 2007 and 2006, respectively. Cash received from option exercises for the nine months ended September 30, 2007 and 2006 was $6.9 million and $3.9 million, respectively. The tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2007 and 2006 totaled $1.2 million and $1.9 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The range of exercise prices for options outstanding at September 30, 2007 is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$1.99	1,278,392	$1.88	1.34	1,278,392	$1.88
$2.00-$5.99	121,824	2.91	2.50	121,824	2.91
$6.00-$6.99	3,698,206	6.15	3.57	3,698,206	6.15
$7.00-$8.99	263,308	7.21	4.26	263,308	7.21
$9.00-$10.99	518,334	10.11	5.11	518,334	10.11
$11.00-$12.99	298,233	12.38	5.57	298,233	12.38
$13.00-$15.99	480,164	15.00	6.42	421,166	14.89
$16.00-$18.09	1,992,268	17.33	8.30	857,535	17.15
$18.10-$19.99	5,227,734	18.84	6.76	5,017,170	18.84
$20.00-$21.99	555,800	21.04	7.32	555,800	21.04

Total/Average	14,434,263	13.04	5.52	13,029,968	12.55

As of September 30, 2007, there was $8.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized in less than three years. The total fair value of options that vested was $229,000 and $2.3 million during the three and nine months ended September 30, 2007, respectively. No options vested during the three and nine months ended September 30, 2006.

13.	Income Tax Expense

The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of adopting FIN 48 was a cumulative effect adjustment of $3.0 million with a $2.6 million decrease in goodwill, and an offsetting $2.6 million decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. The Company accrued $459,000 in interest expense and no liability for penalties as of September 30, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.

The fiscal years 2004 through 2006 remain open for Internal Revenue Service audit purposes, the years 2003 through 2006 remain open for California Franchise Tax Board purposes and the years 2004 through 2006 remain open for New York State, New York City and Massachusetts purposes.

14.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $3.5 million and $6.7 million at September 30, 2007, and December 31, 2006, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
15.	Derivative Financial Instruments and Financial Instruments with Off-Balance Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance sheet risk as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commitments to extend credit:
Consumer (including residential mortgage)	$87,916	$88,648
Commercial (excluding construction)	1,406,188	1,150,599
Construction	1,067,347	889,294
Letters of credit	155,028	140,684
Foreign exchange contracts receivable	(674,734)	(385,301)
Foreign exchange contracts payable	675,659	220,515
Put options to buy	5,128	5,329
Put options to sell	(5,128)	(5,329)
Interest rate swap contract	—	25,000
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	6,480	3,623

Total	$2,748,884	$2,158,062

16.	Contingent Liabilities

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

17.	Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2007 and 2006, was as follows (dollars in thousands):

	2007	2006
Cash paid during the period for:
Interest	$281,399	$190,087
Income taxes	51,974	48,552

Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$—	$(129)
Income tax benefit from stock options exercised	—	1,914
Transfer of loans from held for sale to held in portfolio	56,719	80,469
Transfer of loans to held for sale from held in portfolio	159,218	381,757
Transfer of other real estate owned to other assets from loans held in portfolio	1,604	—
Loan securitization:
Loans originated in held in portfolio sold	—	176,143
Mortgage-backed securities acquired	—	(174,721)
Mortgage servicing rights acquired	—	(1,422)

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
The acquisition of CAB involved the recording of certain noncash activities. See Note 3 for a breakdown of CAB assets and liabilities acquired.

18.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCB Investment Services, Inc., UCB Securities Corporation and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China.

The following is segment information for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three months ended September 30, 2007:
Total interest and dividend income	$168,386	$22,245	$190,631	$—	$(7,880)	$182,751
Net interest income (expense)	85,018	4,234	89,252	(5,384)	56	83,924
Net income (loss)	33,748	1,668	35,416	30,765	(35,360)	30,821

Three months ended September 30, 2006:
Total interest and dividend income	$133,871	$6,774	$140,645	$—	$(2,753)	$137,892
Net interest income (expense)	67,065	2,178	69,243	(3,119)	—	66,124
Net income (loss)	27,650	1,235	28,885	25,570	(28,885)	25,570

Nine months ended September 30, 2007:
Total interest and dividend income	$501,118	$39,321	$540,439	$3	$(20,030)	$520,412
Net interest income (expense)	241,586	9,942	251,528	(15,094)	56	236,490
Net income (loss)	95,960	2,794	98,754	86,012	(98,700)	86,066

Nine months ended September 30, 2006:
Total interest and dividend income	$381,453	$17,468	$398,921	$—	$(6,571)	$392,350
Net interest income (expense)	201,436	5,229	206,665	(8,911)	—	197,754
Net income (loss)	82,756	(658)	82,098	74,395	(82,098)	74,395
19.	Subsequent Events

On July 26, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.030 per share of common stock. The dividend will be paid on October 12, 2007, to stockholders of record as of September 30, 2007. Also, on October 25, 2007, UCBH’s Board of Directors declared a quarterly cash dividend of $0.030 per share of common stock. The dividend will be paid on January 11, 2008, to stockholders of record as of December 31, 2007.

In October 2007, UCBH securitized $402 million in commercial real estate mortgages in a private label guaranteed mortgage securitization issued through United Commercial Mortgage Securities, LLC. UCBH has retained all of the resulting securities from the securitization transaction and has classified such securities as AFS. The securitization

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements-Continued
(Unaudited)
was executed to allow us to more effectively manage our regulatory capital levels, as well as our credit concentration and loan to deposit relationship. UCBH does not intend to sell any of these securities in the foreseeable future.

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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $11.08 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-four offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At September 30, 2007, we had seventy domestic branches and offices: twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has a branch in Hong Kong and representative offices in Shanghai and Shenzhen, China; and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. We believe that this core banking business performed well during the nine months ended September 30, 2007 as the general economic environment in these markets has improved. However, the challenges presented by the general interest rate environment that we must work within did impact the Company’s performance during the nine months ended September 30, 2007.
The Company reported earnings for the three months ended September 30, 2007, of $30.8 million or $0.29 per diluted share. This compares with $25.6 million or $0.26 per diluted share for the three months ended September 30, 2006, and $28.2 million or $0.27 per diluted share for the three months ended June 30, 2007. Return on average equity (“ROE”) was 13.37% and return on average assets (“ROA”) was 1.15% for the three months ended September 30, 2007, compared with a ROE of 15.51% and ROA of 1.24% for the three months ended September 30, 2006, and a ROE of 12.90% and a ROA of 1.10% for the three months ended June 30, 2007.
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

The purchase price allocation reflected above is preliminary and subject to final determination of valuation of the fair value of assets acquired and liabilities assumed. The Company expects to finalize the valuation in the fourth quarter of 2007 and does not expect this to have a material impact on the Company’s financial position or results of operations.
Acquisition of Business Development Bank Ltd. On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China, for a total consideration of $205.0 million in cash. The parties to the agreements may terminate the transaction for various reasons prior to the consummation of the acquisition. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which in turn will accelerate the implementation of the Company’s Greater China expansion strategy. The transaction is subject to both U.S. regulatory and China Banking Regulatory Commission approvals and is anticipated to close in the fourth quarter of 2007. BDB had total assets of $242.8 million, total loans of $214.2 million and total deposits of $20.1 million at September 31, 2007.
Investment Agreement with China Minsheng Banking Corp., Ltd. On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng will acquire 9.9% of shares of UCBH common stock in two phases, with a mutual option to increase Minsheng ownership to 20.0%.
In the first phase, which is anticipated to close in the fourth quarter of 2007, UCBH will issue approximately 5.4 million shares of its common stock to Minsheng at a price per share of $17.79, representing the 90-day average UCBH closing price as of the close on September 30, 2007. In the second phase, which is anticipated to close in 2008, Minsheng will increase its ownership to 9.9% (calculated on a post closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At September 30, 2007, UCB’s total allowance for loan losses was $68.5 million, which represented 0.89% of loans held in portfolio.
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
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the nine months ended September 30, 2007, UCB effected further refinements in the determination of certain loss factors. In addition, UCB performs its annual allowance methodology review during the second quarter of each year. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
The factor refinement in the third quarter 2007 included the effects of both the regular quarterly qualitative factor assessment and the completion of the annual allowance methodology review during the second quarter of 2007, which resulted in a revision and net reduction of the loss factors applicable to various pass rated portfolio segments.
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
During the nine months ended September 30, 2007, the allowance for loan losses increased $6.5 million from the balance at December 31, 2006. The increase is due to $3.8 million of allowance for loan losses acquired in connection with the purchase of The Chinese American Bank, an increase in specific valuation allowances associated with impaired loans, and growth in the Company’s loan portfolio. These increases were offset by a $6.4 million reduction from changes in loss factors and a $5.4 million reduction attributable to net loan charge-offs.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.
The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the loss factor of $3.7 million.
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
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 effective January 1, 2008. In connection therewith, management of the Company does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s financial position or results of operations.

Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS. No 157 effective January 1, 2008. In connection therewith, management of the Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s financial position or results of operations. The Company is, however, in the process of evaluating the various valuation models and methodologies that the Company will need to implement, in order to comply with the disclosure requirements of SFAS No. 157.
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides additional guidance on accounting for tax uncertainties, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN 48 effective January 1, 2007. The impact of adopting FIN 48 resulted in a cumulative effect adjustment of $3.0 million with a $2.6 million decrease in goodwill, and an offsetting $2.6 million decrease in current taxes payable. There were no cumulative effect adjustments to the Company’s opening retained earnings as of January 1, 2007. Additionally, in connection with the adoption of FIN 48, the Company will continue to classify interest and penalties related to unrecognized tax positions as components of interest expense.
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

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase (Decrease)				Increase (Decrease)
	2007	2006	Amount	%	2007	2006	Amount	%
Operating Data:
Total interest and dividend income	$182,751	$137,892	$44,859	32.53%	$520,412	$392,350	$128,062	32.64%
Total interest expense	98,827	71,768	27,059	37.70	283,922	194,596	89,326	45.90

Net interest income	83,924	66,124	17,800	26.92	236,490	197,754	38,736	19.59
Provision for loan losses	3,010	936	2,074	221.58	6,156	2,492	3,664	147.03

Net interest income after provision for loan losses	80,914	65,188	15,726	24.12	230,334	195,262	35,072	17.96
Total noninterest income	10,822	10,968	(146)	(1.33)	33,192	35,174	(1,982)	(5.63)
Total noninterest expense	43,578	37,419	6,159	16.46	130,292	117,298	12,994	11.08

Income before income tax expense	48,158	38,737	9,421	24.32	133,234	113,138	20,096	17.76
Income tax expense	17,337	13,167	4,170	31.67	47,168	38,743	8,425	21.75

Net income	$30,821	$25,570	$5,251	20.54	$86,066	$74,395	$11,671	15.69

Per Share Data:
Basic earnings per share	$0.30	$0.27	$0.03	11.11%	$0.85	$0.79	$0.06	7.59%
Diluted earnings per share	0.29	0.26	0.03	11.54	0.82	0.76	0.06	7.89
Dividends declared per share	0.030	0.030	—	—	0.090	0.090	—	—

Select Operating Ratios:
Return on average assets	1.15%	1.24%	(9) *	(7.26)%	1.11%	1.22%	(11) *	(9.02)%
Return on average equity	13.37	15.51	(214)	(13.80)	13.30	15.68	(238)	(15.18)
Efficiency ratio (1)	45.99	48.54	(255)	(5.25)	48.31	50.36	(205)	(4.07)
Noninterest expense to average assets	1.63	1.81	(18)	(9.94)	1.69	1.93	(24)	(12.44)
Average equity to average assets	8.60	7.96	64	8.04	8.38	7.80	58	7.44
Dividend payout ratio (2)	10.34	11.54	(120)	(10.40)	10.98	11.84	(86)	(7.26)
Net loan charge-offs to average loans held in portfolio	0.12	0.16	(4)	(25.00)	0.10	0.17	(7)	(41.18)
Interest rate spread (3)	2.96	2.94	2	0.68	2.86	3.04	(18)	(5.92)
Net interest margin (3)	3.44	3.43	1	0.29	3.35	3.49	(14)	(4.01)

	September 30,	December 31,	Increase (Decrease)
	2007	2006	Amount	%
Financial Condition and Other Data:
Loans held in portfolio, net	$7,629,991	$6,573,645	$1,056,346	16.07%
Securities purchased under agreements to resell	200,00	175,000	25,000	14.29
Securities available for sale	1,492,589	2,149,456	(656,867)	(30.56)
Securities held to maturity	274,547	290,673	(16,126)	(5.55)
Total assets	11,081,131	10,346,414	734,717	7.10
Deposits	7,781,095	7,202,845	578,250	8.03
Securities sold under agreements to repurchase	500,000	401,600	98,400	24.50
Subordinated debentures	406,646	240,549	166,097	69.05
Short-term borrowings and federal funds purchased	177,335	654,636	(477,301)	(72.91)
Long-term borrowings	1,134,139	906,651	227,488	25.09
Total liabilities	10,139,453	9,560,343	579,110	6.06
Stockholders’ equity	941,678	786,071	155,607	19.80
Nonperforming assets	36,858	15,198	21,660	142.52
Ratio of stockholders’ equity to total assets	8.50%	7.60%	90 *	11.84

Asset Quality Data:
Loan delinquency ratio	1.06%	0.84%	22 *	26.19%
Nonperforming assets to total assets	0.33	0.15	18	120.00
Nonperforming loans to loans held in portfolio	0.42	0.19	23	121.05
Allowance for loan losses to loans held in portfolio	0.89	0.93	(4)	(4.30)
Allowance for loan losses to nonperforming loans	210.73	503.73	(293)	(58.17)
Total loan to deposit ratio	101.37	94.11	726	7.71

Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.72%	9.67%	5 *	0.52%
Total risk-based capital	11.88	10.53	135	12.82
Tier 1 leverage	8.59	9.30	(71)	(7.63)
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.03	9.86	17	1.72
Total risk-based capital	12.19	10.72	147	13.71
Tier 1 leverage ratio	8.86	9.50	(64)	(6.74)

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $5.6 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively.

*	Basis point

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
The consolidated net income of the Company for the three months ended September 30, 2007, increased by $5.3 million, or 20.5%, to $30.8 million, compared to $25.6 million for the same period in 2006. The annualized ROE and ROA ratios for the three months ended September 30, 2007, were 13.37% and 1.15%, respectively. These amounts compare with the ROE ratio of 15.51% and the ROA ratio of 1.24% for the three months ended September 30, 2006. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and the Summit Bank Corporation (“Summit”) and CAB Acquisitions that were consummated on December 29, 2006, and May 23, 2007, respectively. The efficiency ratio was 45.99% for the three months ended September 30, 2007, compared with 48.54% for the same period in 2006. The decrease in the efficiency ratio is reflective of the growth in net interest income that exceeded the growth in noninterest expense, resulting from the increase in average interest-earning assets. Diluted earnings per share were $0.29 and $0.26 for the three months ended September 30, 2007 and 2006, respectively.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$7,644,342		$151,580	7.93%	$6,082,253		$114,752	7.55%
Taxable securities (3)	1,617,076		20,460	5.06	1,326,243		16,220	4.89
Tax exempt securities (3)	275,532		3,611	5.24	224,155		2,686	4.79
FHLB Stock	71,995		917	5.09	53,780		1,313	9.77
Securities purchased under agreements to resell	184,239		3,341	7.25	66,304		1,239	7.47
Other	193,961		2,842	5.86	134,479		1,682	5.00

Total interest-earning assets	9,987,145		182,751	7.32	7,887,214		137,892	6.99
Noninterest-earning assets	726,893		—		393,819		—

Total assets	$10,714,038		$182,751		$8,281,033		$137,892

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,561,262		$13,640	3.49	$1,375,736		$12,055	3.51
Savings accounts	741,573		1,750	0.94	687,193		2,376	1.38
Time deposits	4,492,421		56,804	5.06	3,700,199		42,271	4.57

Total interest-bearing deposits	6,795,256		72,194	4.25	5,763,128		56,702	3.94
Securities sold under agreements to repurchase	371,556		3,631	3.91	214,130		1,908	3.56
Short-term borrowings and federal funds purchased	257,645		3,324	5.16	123,595		1,523	4.93
Long- term borrowings	1,151,958		13,539	4.70	696,942		8,540	4.90
Subordinated debentures	334,123		6,138	7.35	150,520		3,095	8.22

Total interest-bearing liabilities	8,910,538		98,826	4.44	6,948,315		71,768	4.13
Noninterest-bearing deposits	810,440		—		558,512		—
Other noninterest-bearing liabilities	71,259		—		114,831		—
Stockholders’ equity	921,801		—		659,375		—

Total liabilities and stockholders’ equity	$10,714,038		$98,826		$8,281,033		$71,768

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,076,607		$83,925	2.88%	$938,899		$66,124	2.86%

Net interest margin (5)				3.36%				3.35%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.14	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,987,145		$184,696	7.40%	$7,887,214		$139,338	7.07%
Total interest-bearing liabilities	8,910,538		98,826	4.44	6,948,315		71,768	4.13

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,076,607		$85,870	2.96%	$938,899		$67,570	2.94%

Net interest margin (5)				3.44%				3.43%

Average cost of deposits:
Total interest-bearing deposits	$6,795,256		$72,194	4.25%	$5,763,128		$56,702	3.94%
Noninterest-bearing deposits	810,440		—		558,512		—

Total deposits	$7,605,696		$72,194	3.80%	$6,321,640		$56,702	3.59%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $5.6 million and $4.1 million for the three months ended September 30, 2007 and 2006, respectively.

The increase in net interest income for the three months ended September 30, 2007, compared to the same period in 2006 was principally due to a $2.10 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the Summit and CAB acquisitions. The average cost of deposits increased 21 basis points from 3.59% for the three months ended September 30, 2006, to 3.80% for the three months ended September 30, 2007, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 38 basis point increase in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased for the three months ended September 30, 2007, compared to the same period in 2006 as a result of purchases of higher-yielding securities during 2007.
The net interest margin of 3.44%, on a tax equivalent basis, for the three months ended September 30, 2007, remained consistent at 3.43% with the three months ended September 30, 2006.
Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 2007 is reflective of loan growth, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which combined resulted in a net increase in the provision as compared with 2006. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $146,000, or 1.3%, to $10.8 million for the quarter ended September 30, 2007, compared with $11.0 million for the corresponding quarter of 2006. The decrease reflected a reduction in gain on sale of loans and a higher equity loss in other equity investments, largely offset by an increase in commercial banking fees and service charges on deposits. The reduction in the gain on sale of loans of $3.5 million, or 59.7%, reflected the planned decrease in volume of loan sales in the third quarter of 2007. UCB had an increase of equity losses in other equity investments to $900,000 for the three months ended September 30, 2007, from $253,000 for the same period in 2006, primarily attributable to equity losses from the Community Reinvestment Act (“CRA”) qualified investments. UCB increased its commercial banking fees to $5.2 million for the three months ended September 30, 2007, compared to $3.7 million for the same period in 2006. The $1.5 million increase in commercial banking fees reflects the increased activities in the trade finance, consumer loan portfolios and fee based products. Service charges on deposits increased to $1.8 million for the three months ended September 30, 2007, compared to $1.0 million for the same period in 2006.
Noninterest Expense. Noninterest expense increased $6.2 million, or 16.5%, for the three months ended September 30, 2007, compared to the same period in 2006. For the three months ended September 30, 2007, personnel expenses increased $4.5 million, or 22.6%. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches earlier during the year, the additional staffing resulting from the Summit and CAB acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $933,000 in stock compensation expense for the three months ended September 30, 2007, compared to $642,000 for the same period in 2006. Occupancy expenses increased $1.1 million, or 25.2%, for the three months ended September 30, 2007, compared to the same period in 2006 as a result of the opening of new branches and the acquisition of Summit in December, 2006 and the CAB acquisition in May 2007. Core deposit intangible amortization increased $250,000, or 37.4%, for the three months ended September 30, 2007, compared to the same period in 2006 as a result of the additional amortization of the core deposit intangibles associated with the Summit and CAB acquisitions.
Income Tax Expense. The effective tax rate for the three months ended September 30, 2007, was 36.0%, compared with 34.0% for the three months ended September 30, 2006. The reduced tax rate in 2006 reflects the utilization of Enterprise Zone tax credits. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, and the net impact of our operating in multiple tax jurisdictions, both within and outside of the United States of America.

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
The consolidated net income of the Company for the nine months ended September 30, 2007, increased by $11.7 million, or 15.7%, to $86.1 million, compared to $74.4 million for the same period in 2006. The annualized ROE and ROA ratios for the nine months ended September 30, 2007, were 13.30% and 1.11%, respectively. These amounts compare with the ROE ratio of 15.68% and the ROA ratio of 1.22% for the nine months ended September 30, 2006. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and the Summit acquisition that was consummated on December 29, 2006 and the CAB acquisition on May 23, 2007. The efficiency ratio was 48.31% for the nine months ended September 30, 2007, compared with 50.36% for the same period in 2006. The decrease in the efficiency ratio is reflective of the growth in net interest income that exceeded the growth in noninterest expense, resulting from the increase in average interest-earning assets. Diluted earnings per share were $0.82 for the nine months ended September 30, 2007, compared with $0.76 for the same period in 2006.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$7,246,407		$426,495	7.85%	$6,077,145		$331,926	7.28%
Taxable securities (3)	1,708,250		64,631	5.04	1,247,969		44,895	4.80
Tax exempt securities (3)	274,657		10,212	4.96	224,898		8,062	4.78
FHLB Stock	71,281		2,714	5.08	48,765		2,308	6.31
Securities purchased under agreements to resell	157,418		7,834	6.64	22,344		1,239	7.39
Other	181,524		8,526	6.26	110,620		3,920	4.72

Total interest-earning assets	9,639,537		520,412	7.20	7,731,741		392,350	6.77
Noninterest-earning assets	658,425		—		377,070		—

Total assets	$10,297,962		$520,412		$8,108,811		$392,350

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,517,049		$38,994	3.43	$1,297,232		$29,748	3.06
Savings accounts	716,378		5,484	1.02	720,637		6,767	1.25
Time deposits	4,347,191		162,224	4.98	3,658,284		114,282	4.17

Total interest-bearing deposits	6,580,618		206,702	4.19	5,676,153		150,797	3.54
Securities sold under agreements to repurchase	336,902		10,312	4.08	101,831		2,829	3.70
Short-term borrowings and federal funds purchased	314,047		12,993	5.52	246,143		8,167	4.42
Long- term borrowings	1,078,786		37,973	4.69	654,684		23,958	4.88
Subordinated debentures	281,299		15,942	7.56	149,046		8,845	7.91

Total interest-bearing liabilities	8,591,652		283,922	4.41	6,827,857		194,596	3.80
Noninterest-bearing deposits	747,186		—		533,698		—
Other noninterest-bearing liabilities	96,431		—		114,485		—
Stockholders’ equity	862,693		—		632,771		—

Total liabilities and stockholders’ equity	$10,297,962		$283,922		$8,108,811		$194,596

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,047,885		$236,490	2.79%	$903,884		$197,754	2.97%

Net interest margin (5)				3.27%				3.41%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,639,537		$525,911	7.27%	$7,731,741		$396,691	6.84%
Total interest-bearing liabilities	8,591,652		283,922	4.41	6,827,857		194,596	3.80

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,047,885		$241,989	2.86%	$903,884		$202,095	3.04%

Net interest margin (5)				3.35%				3.49%

Average cost of deposits:
Total interest-bearing deposits	$6,580,618		$206,702	4.19%	$5,676,153		$150,797	3.54%
Noninterest-bearing deposits	747,186		—		533,698		—

Total deposits	$7,327,804		$206,702	3.76%	$6,209,851		$150,797	3.24%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $15.7 million and $12.4 million for the nine months ended September 30, 2007 and 2006, respectively.

The increase in net interest income for the first nine months of 2007 compared to 2006 was principally due to a $1.91 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed Summit and CAB acquisitions. The average cost of deposits increased 52 basis points from 3.24% for the nine months ended September 30, 2006, to 3.76% for the nine months ended September 30, 2007, as a result of an increase in market interest rates during the past twelve months and the change in the composition of deposits. These factors were partially offset by a 57 basis point increase in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities yield also increased in the first nine months of 2007 compared to the first nine months of 2006 as a result of the purchase of higher-yielding securities during 2007.
The decline in the net interest margin for the first nine months of 2007 compared to the first nine months of 2006 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.
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
Noninterest Income. Noninterest income decreased by $2.0 million, or 5.6%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Additional explanations of variances follow.
Commercial banking fees increased to $15.1 million for the nine months ended September 30, 2007, compared to $11.2 million for the same period in 2006, a 35.3% increase. The increase reflects the growth in trade finance activity, other commercial banking fees and increase in fees from UCB Investment Services, Inc. Gain on sale of securities increased to $3.8 million for the nine months ended September 30, 2007, from $206,000 for the same period of 2006. Additionally, UCB had an increase in equity losses in other equity investments to $2.2 million for the nine months ended September 30, 2007 from $761,000 for the same period in 2006 primarily attributable to CRA qualified investments. Also, noninterest income for the nine months ended September 30, 2006 included the $5.0 million acquisition termination fee from Great Eastern Bank received in the first quarter of 2006.
Noninterest Expense. Noninterest expense increased $13.0 million, or 11.1%, for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. Explanations previously provided for the quarterly changes also apply to the year-to-date changes. Additional explanations of variances follow.
For the nine months ended September 30, 2007, occupancy expenses increased $3.7 million or 31.5% related to the acquisitions of Summit in December 2006 and CAB in May 2007. Core deposit intangible amortization increased $1.6 million, or 96.5%, for the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the additional amortization of the deposit intangibles primarily associated with the Summit and CAB acquisitions. Other general and administrative expenses increased by $2.0 million, or 12.8%, for the nine months ended September 30, 2007 compared to the same period in 2006 primarily as a result of increased merchant card expenses, foreign exchange losses, marketing related expenses and bank service fees.

Income Tax Expense. The effective tax rate for the nine months ended September 30, 2007, was 35.4%, compared with 34.2% for the nine months ended September 30, 2006. The reduced tax rate in 2006 reflects the utilization of Enterprise Zone tax credits. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, tax-exempt income, and the net impact of our operating in multiple tax jurisdictions, both within and outside of the United States.
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
The amortized cost and approximate market value of investment and mortgage-backed securities classified as AFS and HTM, along with the portions of the portfolio with unrealized loss positions at September 30, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Agency Preferred Stock	$18,516	$—	$(801)	$17,715	$17,715	$(801)	$—	$—	$17,715	$(801)
Collateralized debt obligations	33,481	—	(3,924)	29,557	21,267	(3,714)	8,290	(210)	29,557	(3,924)
U.S. Government sponsored enterprises notes	487,968	1,289	(1,986)	487,271	—	—	108,938	(1,986)	108,938	(1,986)
Municipals	61,952	23	(1,711)	60,264	56,399	(1,711)	—	—	56,399	(1,711)
Other	10,000	—	(419)	9,581	9,581	(419)	—	—	9,581	(419)

Total investment securities available for sale	611,917	1,312	(8,841)	604,388	104,962	(6,645)	117,228	(2,196)	222,190	(8,841)

Mortgage-backed securities available for sale:
FNMA	394,124	3	(11,596)	382,531	25,625	(228)	356,302	(11,368)	381,927	(11,596)
GNMA	78,549	16	(2,931)	75,634	—	—	75,147	(2,931)	75,147	(2,931)
FHLMC	246,929	31	(8,011)	238,949	—	—	234,065	(8,011)	234,065	(8,011)
Other	194,364	446	(3,724)	191,086	24,237	(10)	153,407	(3,714)	177,644	(3,724)

Total mortgage-backed securities available for sale	913,966	496	(26,262)	888,200	49,862	(238)	818,921	(26,024)	868,783	(26,262)

Total investment and mortgage-backed securities available for sale	1,525,883	1,808	(35,103)	1,492,588	154,824	(6,883)	936,149	(28,220)	1,090,973	(35,103)

Investment securities held to maturity:
Municipal securities	213,877	5,010	(113)	218,774	11,325	(107)	415	(6)	11,740	(113)

Mortgage-backed securities held to maturity:
FNMA	4,138	—	(182)	3,956	—	—	3,956	(182)	3,956	(182)
GNMA	56,106	—	(2,050)	54,056	—	—	54,056	(2,050)	54,056	(2,050)
FHLMC	425	—	(19)	406	—	—	406	(19)	406	(19)

Total mortgage-backed securities held to maturity	60,669	—	(2,251)	58,418	—	—	58,418	(2,251)	58,418	(2,251)

Total investment and mortgage-backed securities held to maturity	274,546	5,010	(2,364)	277,192	11,325	(107)	58,833	(2,257)	70,158	(2,364)

Total securities	$1,800,429	$6,818	$(37,467)	$1,769,780	$166,149	$(6,990)	$994,982	$(30,477)	$1,161,131	$(37,467)

The investment portfolio decreased by $673.0 million from December 31, 2006. This decrease is primarily due to the sale and maturity of securities available for sale.

As of September 30, 2007, the amortized cost and the market value of the available for sale investment securities portfolio were $1.53 billion and $1.49 billion, respectively. The total net of tax unrealized loss on these securities was $19.2 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized gain of $2.6 million, has not been recognized in the financial statements as of September 30, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or Federal Home Loan Bank. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity. Management does not believe that there have been any deteriorations of credit quality that would contribute to any impairment of these securities.
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

Loans
The components of UCB’s loans held in portfolio for each major loan category at September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$2,619,291	$2,341,572
Secured by real estate — multifamily	1,341,407	1,275,594
Construction	1,486,581	1,054,302
Business	1,689,750	1,461,322

Total commercial	7,137,029	6,132,790

Consumer:
Residential mortgage (one-to-four family)	496,934	448,895
Other	64,568	53,975

Total consumer	561,502	502,870

Loans held in portfolio (1)	7,698,531	6,635,660
Allowance for loan losses	(68,540)	(62,015)

Loans held in portfolio, net	$7,629,991	$6,573,645

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $21.7 million and $25.8 million at September 30, 2007, and December 31, 2006, respectively.
During the nine months ended September 30, 2007, loans held in portfolio increased by $1.06 billion. This increase resulted primarily from organic growth in commercial loans and loans resulting from the CAB acquisition, which were offset by a transfer of commercial real estate loans of $137.3 million from held in portfolio to held for sale. Commercial loans at September 30, 2007, increased 16.4% from the December 31, 2006, balance. Consumer loans increased 11.66% at September 30, 2007, from the December 31, 2006, balance.
At September 30, 2007, and December 31, 2006, UCB had cash secured loans of $254.7 million and $292.0 million, respectively, which were primarily commercial business loans.
UCB continues to earmark certain SBA loans as held for sale. Although UCB has the intent and ability to hold commercial real estate loans for the foreseeable future or until maturity or pay-off, UCB will periodically sell certain commercial real estate loans from held in portfolio, in order to manage its loan concentration. When a determination is made to sell loans, such loans are classified as held for sale. During the nine months ended September 30, 2007, UCB transferred $159.2 million of loans from held in portfolio to held for sale. UCB also transferred at the lower of cost or market value, $56.7 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the nine months ended September 30, 2007. The loans held for sale for each major loan category at September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commercial:
Secured by real estate — nonresidential	$187,863	$141,348
Business	1,135	1,203

Total commercial	188,998	142,551

Consumer:
Residential mortgage (one-to-four family)	390	310

Loans held for sale (1)	$189,388	$142,861

(1)	Amounts reflect net unamortized deferred loan fees of $371,000 and $213,000 at September 30, 2007, and December 31, 2006, respectively.
Consistent with UCB’s stated long-term objectives, UCB will continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.
Loan commitments related to loans held for sale and held in portfolio for the three and nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$12,535	$6,263	$36,433	$39,188

Consumer:
Residential mortgage (one-to-four family)	278	1,846	1,956	3,097

Total loans held for sale commitments (1)	12,813	8,109	38,389	42,285

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	287,020	211,040	820,479	583,092
Secured by real estate — multifamily	80,655	30,204	304,176	164,440
Construction	276,102	301,446	955,765	787,304
Business	258,712	325,799	826,273	888,564

Total commercial loans	902,489	868,489	2,906,693	2,423,400

Consumer:
Residential mortgage (one-to-four family)	47,823	24,457	125,289	70,817
Other	12,040	7,832	30,072	24,377

Total consumer loans	59,863	32,289	155,361	95,194

Total loans held in portfolio commitments (1)	962,352	900,778	3,062,054	2,518,594

Total loan commitments (1)	$975,165	$908,887	$3,100,443	$2,560,879

(1)	Amounts do not reflect commitments related to loan participations.
As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at September 30, 2007, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$943,261	$437,028	$1,256,337	$2,636,626
Secured by real estate — multifamily	373,720	832,479	132,165	1,338,364
Construction	1,384,312	—	108,995	1,493,307
Business	1,545,400	5,112	139,364	1,689,876

Total commercial	4,246,693	1,274,619	1,636,861	7,158,173

Consumer:
Residential mortgage (one-to-four family)	59,543	233,658	204,203	497,404
Other	60,513	—	4,181	64,694

Total consumer	120,056	233,658	208,384	562,098

Gross loans held in portfolio (1)	$4,366,749	$1,508,277	$1,845,245	$7,720,271

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $21.7 million at September 30, 2007.
Adjustable-rate loans increased $617.6 million from December 31, 2006, to September 30, 2007. Intermediate fixed-rate loans increased $64.2 million from December 31, 2006, to September 30, 2007. Fixed-rate loans increased $377.0 million from December 31, 2006, to September 30, 2007.
Deposits
The balances and rates paid for categories of deposits at September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,444,064	2.08%	$2,194,176	2.18%
Savings accounts	988,721	2.20	942,672	2.14
Time deposits:
Less than $100,000	1,476,320	4.61	1,410,162	4.60
$100,000 or greater	2,871,990	4.98	2,655,835	4.91

Total time deposits	4,348,310	4.86	4,065,997	4.80

Total deposits	$7,781,095	3.65%	$7,202,845	3.66%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At September 30, 2007, 55.88% of UCB’s deposits were time deposits, 31.41% were negotiable order of withdrawal (“NOW”) accounts, demand deposits and money market accounts, and 12.71% were savings accounts. By comparison, at December 31, 2006, 56.45% of UCB’s deposits were time deposits, 30.46% were NOW accounts, demand deposits and money market accounts, and 13.09% were savings accounts. With the exception of state and federal government entities contributing 6.0% and 6.4% to total deposits as of September 30, 2007, and December 31, 2006, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry. State of California certificates of deposits are collateralized by certain investment securities of UCB.
Included in time deposits at September 30, 2007, are $2.87 billion of deposits of $100,000 or greater, compared to $2.66 billion at December 31, 2006. Such deposits made up 36.91% of total deposits at September 30, 2007, compared to 36.87% at December 31, 2006. Also included in time deposits are $186.9 million and $179.3 million of brokered deposits at September 30, 2007, and December 31, 2006, respectively.

Borrowings
Borrowings as of and for the nine months ended September 30, 2007, and the year ended December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Securities sold under agreements to repurchase:
Average balance outstanding	$336,902	$162,124
Maximum amount outstanding at any month end period	500,000	401,600
Balance outstanding at end of period	500,000	401,600
Weighted average interest rate during the period	3.66%	3.56%
Weighted average interest rate at end of period	3.92%	3.71%
Weighted average remaining term to maturity at end of period (in years)	8.5	6.1

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$307,908	$224,234
Maximum amount outstanding at any month end period	637,787	654,636
Balance outstanding at end of period	147,335	654,636
Weighted average interest rate during the period	5.45%	4.52%
Weighted average interest rate at end of period	5.29%	5.21%
Weighted average remaining term to maturity at end of period (in years)	0.03	—

Long-term borrowings:
FHLB advances:
Average balance outstanding	$1,078,786	$683,978
Maximum amount outstanding at any month end period	1,181,142	906,651
Balance outstanding at end of period	1,134,139	906,651
Weighted average interest rate during the period	4.69%	4.89%
Weighted average interest rate at end of period	4.62%	4.72%
Weighted average remaining term to maturity at end of period (in years)	6.13	5.4
Securities sold under agreements to repurchase are recorded net of certain reverse repurchase agreements. FIN 41, Offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements—an interpretation of APB Opinion No. 10 and a modification of FASB Interpretation No. 39, allows for the netting of repurchase agreements and reverse repurchase agreements if certain conditions are met. These conditions were met for two reverse repurchase agreements totaling $100.0 million as of September 30, 2007.
UCB maintains a secured credit facility with the FHLB of San Francisco, Seattle and Boston (collectively referred to as “FHLB”) against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $90.0 million at September 30, 2007, and $534.2 million at December 31, 2006. At September 30, 2007, the advances were secured with $18.2 million of securities and $4.16 billion of loans, and at December 31, 2006, $41.6 million of securities and $3.34 billion of loans secured the advances. At September 30, 2007, credit availability under this facility was approximately $1.37 billion.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006, and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.6 million and $240.5 million of subordinated debentures outstanding at September 30, 2007, and December 31, 2006, respectively.

On September 28, 2007, UCB issued $75.0 million aggregate principal amount of subordinated debentures due September 30, 2017. The purchase agreement is dated as of September 28, 2007 and is made between United Commercial Bank, as borrower, and USB Capital Funding Corp., as lender. The subordinated debentures bear interest at a variable rate per annum equal to the 3-month LIBOR plus 1.50%. The Subordinated Debt is intended to qualify as Tier 2 capital under applicable rules and regulations promulgated by the State of California and the FDIC.
Junior Subordinated Debentures
On June 21, 2007, UCB issued $50.0 million aggregate principal amount of junior subordinated debentures due September 15, 2022. The debentures were issued pursuant to Floating Rate Junior Subordinated Debentures (the Debentures), dated June 21, 2007 between UCB, as issuer, and Wilmington Trust Company, as Trustee. The Debentures bear interest at a variable rate per annum equal to the 3-month LIBOR plus 1.34%.
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
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower or contractual counterparty to fully perform under the terms of a credit-related contract. Credit risk arises primarily from UCB’s lending activities, as well as from other on- and off-balance sheet credit instruments.
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
Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,619,291	34.02	$2,341,572	35.29
Secured by real estate — multifamily	1,341,407	17.42	1,275,594	19.22
Construction	1,486,581	19.31	1,054,302	15.89
Business	1,689,750	21.95	1,461,322	22.02

Total commercial	7,137,029	92.70	6,132,790	92.42

Consumer:
Residential mortgage (one-to-four family)	496,934	6.45	448,895	6.76
Other	64,568	0.85	53,975	0.82

Total consumer	561,502	7.30	502,870	7.58

Loans held in portfolio (1)	$7,698,531	100.00	$6,635,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $21.7 million and $25.8 million at September 30, 2007, and December 31, 2006, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the nine months ended September 30, 2007, $217.2 million in commercial real estate loans were sold. Additionally, $137.3 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of September 30, 2007, and December 31, 2006, were as follows (dollars in thousands):

	September 30,	December 31,
	2007	2006
Commercial loans:
Secured by real estate — nonresidential	$6,592	$5,604
Secured by real estate — multifamily	2,247	—
Construction	9,221	—
Business	14,063	6,339

Total commercial loans	32,123	11,943

Consumer loans:
Residential mortgage (one-to-four family)	354	368
Other	48	—

Total consumer loans	402	368

Total nonaccrual loans from loans held in portfolio	32,525	12,311
Other real estate owned	4,333	2,887

Total nonperforming assets	$36,858	$15,198

Nonperforming assets to total assets	0.33%	0.15%
Nonaccrual loans to loans held in portfolio	0.42	0.19
Nonperforming assets to loans held in portfolio and other real estate owned	0.48	0.23

Loans held in portfolio	$7,698,531	$6,635,660
Gross interest income recognized on impaired loans	84	80
Gross interest income not recognized on nonaccrual loans	1,126	676
Accruing loans contractually past due 90 days or more	17,456	4,339
Loans classified as troubled debt restructurings and not included above	8,489	8,614
The level of UCB’s nonperforming assets increased as of September 30, 2007, compared to December 31, 2006. The increase was a result primarily of $17.9 million of construction and commercial loan moving into nonaccrual status.
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
At September 30, 2007, and December 31, 2006, UCB’s investment in loans that were considered to be impaired was $46.5 million and $12.0 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At September 30, 2007, the allowance for loan losses included $5.7 million for impaired loans with a $22.5 million recorded investment. At December 31, 2006, the allowance included $1.4 million for impaired loans with a recorded investment of $6.9 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future.

Allowances for Credit Losses
Allowance for Loan Losses. The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period:
Allowance for loan losses	$67,739	$59,035	$62,015	$64,542
Allowance for losses — unfunded commitments	4,968	5,224	6,833	3,402

Total allowance for losses at beginning of period	72,707	64,259	68,848	67,944

Acquired allowance for loan losses	—	—	3,825	—
Provision for loan losses	3,010	936	6,156	2,492
Charge-offs:
Commercial:
Secured by real estate — nonresidential	(50)	(340)	(66)	(792)
Secured by real estate — multifamily	(59)	—	(59)	—
Business	(2,991)	(2,162)	(6,340)	(7,143)

Total commercial	(3,100)	(2,502)	(6,465)	(7,935)

Consumer:
Other	—	(5)	(9)	(55)

Total charge-offs	(3,100)	(2,507)	(6,474)	(7,990)

Recoveries:
Commercial:
Secured by real estate — nonresidential	943	—	954	128
Business	(136)	152	112	252

Total commercial	807	152	1,066	380

Consumer:
Other	—	18	3	32

Total recoveries	807	170	1,069	412

Net charge-offs	(2,293)	(2,337)	(5,405)	(7,578)

Total allowance for losses at end of period	73,424	62,858	73,424	62,858

Allowance for loan losses	68,540	56,630	68,540	56,630
Allowance for losses — unfunded commitments	4,884	6,228	4,884	6,228

Total allowance for losses at end of period	$73,424	$62,858	$73,424	$62,858

Allowance for loan losses to loans held in portfolio	0.89%	0.97%	0.89%	0.97%
Net charge-offs to average loans held in portfolio	0.12	0.16	0.10	0.17
During the nine months ended September 30, 2007, the allowance for loan losses increased $6.5 million from the balance at December 31, 2006. The increase is due primarily to $3.8 million of allowance for loan losses acquired in connection with the CAB acquisition, an increase in specific valuation allowances associated with impaired loans, and growth in the Company’s loan portfolio. These increases were offset by a $6.4 million reduction from changes in loss factors and a $5.4 million reduction attributable to net-loan charge-offs.
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

Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the loss factor of $3.7 million. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at September 30, 2007, and December 31, 2006, were $2.56 billion and $2.12 billion, respectively.
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
UCB monitors its interest rate and market sensitivities through the use of a model, which estimates the change in our net portfolio value (“NPV”) and net interest income in the event of a range of assumed changes in market interest rates. NPV is defined as the current market value of our assets, less the current market value of our liabilities, plus or minus the current value of off-balance sheet items. As market interest rates decline, the average expected lives of our fixed-rate loans and investment securities shorten due to quicker prepayments, causing a relatively moderate increase in their value. The value of our deposit portfolio exhibits only relatively minor movements in a declining interest rate environment, since they are primarily short term in nature. This results in the value of deposits decreasing more quickly than the value of assets increasing. As market interest rates rise, the average expected life of our fixed-rate loans and securities lengthens as prepayments decrease, causing a decline in value. The value of our deposits decreases slowly in a rising rate environment, due to the concentration of time deposits in our deposit base, which have terms of one year or less.

UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. See the “Contractual Obligation and Off-Balance Sheet Arrangements” section for additional information.
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at September 30, 2007, has not changed substantially from December 31, 2006.
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
For the nine months ended September 30, 2007, UCBH received $20.5 million in dividends from UCB. At September 30, 2007, $275.9 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the nine months ended September 30, 2007, deposit increases resulted in net cash inflows of $578.3 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.22 billion and $1.43 billion of FHLB advances outstanding at September 30, 2007, and December 31, 2006, respectively. At September 30, 2007, UCB had $1.37 billion of additional FHLB borrowings available for future borrowing capacity. At September 30, 2007, UCB had $500.0 million of securities sold under agreements to repurchase. The Company also has a $35.0 million unsecured borrowing line with Wells Fargo Bank. As of September 30, 2007, no advances had been drawn against this line.
At September 30, 2007, the Company had $90.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.13 billion in FHLB long-term advances mature between November 14, 2007, and November 30, 2020. As of September 30, 2007, $1.02 billion of these advances may be terminated at the option of the FHLB. For the nine months ended September 30, 2007, the activity in short-term FHLB borrowings resulted in a net cash outflow of $444.2 million, and activity in long-term borrowings resulted in net cash inflows of $230.7 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the nine months ended September 30, 2007, loan sales provided $349.2 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the nine months ended September 30, 2007, investment securities activities resulted in a decrease in investment securities holdings and a net cash inflow of $642.5 million. Our current strategy is to continue reducing our investment securities portfolio, which will result in continued cash inflows.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the nine months ended September 30, 2007, loan growth resulted in a net cash outflow of $3.29 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of September 30, 2007, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.
UCB also manages its risk-based capital levels through internal loan securitizations. In such securitizations, UCB has typically exchanged either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. During the third quarter ended September 30, 2007, UCB executed its first commercial real estate guaranteed mortgage securitization, with the resultant collateralized mortgage-backed securities issued through United Commercial Mortgage Securities, LLC.
Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighting depending on specific loan criteria. Commercial real estate loans are generally included in the 100% risk weighted category for risk-based capital purposes. FNMA securities and collateralized mortgage-backed securities, however, are classified at a 20% risk weight.

These internal securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for FNMA securities or collateralized mortgage-backed securities. Such securities are supported by exactly the same loans that had previously been held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.
In October 2007, UCBH securitized $402 million in commercial real estate mortgages in a private label guaranteed mortgage securitization issued through United Commercial Mortgage Securities, LLC. UCBH has retained all of the resulting securities from the securitization transaction and has classified such securities as AFS. UCBH does not intend to sell any of these securities in the foreseeable future.
Total stockholders’ equity at September 30, 2007, was $941.7 million, an increase of 19.8% over the $786.1 million at December 31, 2006. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at September 30, 2007, and December 31, 2006, were as follows:

	September 30,	December 31,
	2007	2006
United Commercial Bank:
Tier 1 leverage	8.59%	9.30%
Tier 1 risk-based capital	9.72	9.67
Total risk-based capital	11.88	10.53

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.86%	9.50%
Tier 1 risk-based capital	10.03	9.86
Total risk-based capital	12.19	10.72
The decline in the Tier 1 leverage ratios over the past year relates primarily to the Company’s acquisitions, which increased risk–weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in Tier 1 equity.
UCBH has paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.09 per share for a total payment of $9.1 million for the nine months ended September 30, 2007. The payment of dividends during 2007 had the effect of reducing the Company’s Tier 1 leverage ratio by 9 basis points and the total risk-based capital ratio by 9 basis points.
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
As of September 30, 2007, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 23, 2007, UCBH Holdings, Inc. (“UCBH”) completed its acquisition of CAB Holding, LLC (the “Company”), the holding company of Chinese American Bank. In connection with the acquisition, UCBH paid CAB International Holding Limited, the sole member of the Company (“CABI”), an aggregate consideration of approximately $132.6 million, consisting of 3,711,580 unregistered shares of UCBH common stock (the “UCBH Shares”) valued at $66.1 million and $66.5 million in cash in exchange for all of the issued and outstanding membership interests of the Company. The UCBH Shares were issued to CABI pursuant to the private placement exemption from registration provided in Rule 506 of Regulation D, promulgated under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Simultaneously with the execution of the Agreement and Plan of Merger on January 10, 2007 for the acquisition of CAB (the “Merger Agreement”), UCBH entered into a registration rights, lock-up and standstill agreement with CABI and Dr. Paul Shi H. Huang, the sole shareholder of CABI (the “Rights Agreement”). The Rights Agreement provides for certain registration rights and limitations with respect to resale of the UCBH Shares as well as certain limitations on CABI’s acquisition of other shares of UCBH common stock. Pursuant to the Merger Agreement and the Rights Agreement, UCBH will file a Securities Act registration statement with respect to CABI’s resale of the UCBH Shares.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at UCBH Holdings, Inc.’s (“UCBH”) annual stockholders’ meeting held on May 17, 2007:

	Votes	Votes	Votes	Brokers
Description of Proposal	For	Against	Abstained	Non-Votes
1. Election of Directors:
Pin Pin Chau	90,959,451	1,201,241	2,211	—
Dr. Godwin Wong	90,746,021	1,058,770	358,113	—
Thomas S. Wu	89,735,679	2,070,085	357,137	—

2. Approval of the amendments to the UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan (formerly known as the UCBH Holdings, Inc. 1998 Stock Option plan)	59,223,317	23,794,057	472,909	8,672,721

3. Approval of the stockholder proposal relating to the declassification of the Board of Directors of UCBH Holdings, Inc. of terms of its Board of Directors to require that all Directors stand for election annually	74,577,276	8,428,985	484,022	8,672,721

4. Ratification of the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company	91,743,430	139,175	280,299	—
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions und Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as Trustee, dated June 21, 2007	10-Q	000-24947	4.13	August 9, 2007

4.14	Subordinated Debenture Purchase Agreement between USB Capital Funding Corp. and United Commercial Bank, dated as of September 28, 2007					✓

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui as well as certain other Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.4	November 9, 2004

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.1	April 27, 2006

10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	May 17, 2007

10.11	Form of Indemnification Agreement of United Commercial Bank	8-K	000-24947	10.2	May 17, 2007

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
14.1	Code of Conduct, as amended on August 14, 2004	8-K	000-24947	14.1	September 1, 2004

21.0	Subsidiaries of UCBH Holdings, Inc.	10-K	000-24947	21.0	March 1, 2007

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Dennis Wu					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.
Date: November 9, 2007	/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2007	/s/ Dennis Wu
Dennis Wu
Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)