Form 10-K
period 2007-12-31
UCBH HOLDINGS INC
filed 2008-02-29
CIK 1061580

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant is $1,199,989,386 and is based upon the last sales price as quoted on the NASDAQ Global Select Market as of June 30, 2007.

As of January 31, 2008, the Registrant had 104,439,018 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the May 22, 2008, Annual Meeting of Stockholders is incorporated by reference into Part III.

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

These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	changes in financial market conditions, either nationally, internationally or locally in areas in which the Company conducts its operations;

•	further expansion into China, as well as new Asia Pacific market areas;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates and the resultant impact on our net interest margin;

•	asset and liability sensitivity of our balance sheet;

•	acquisitions and integration of acquired businesses;

•	deterioration in asset or credit quality;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	deposit renewals and ability to attract and retain core deposits;

•	the availability and cost of capital;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;

•	the potential effects of technological changes;

•	legislation or regulatory changes, both domestically as well as internationally, which adversely affect the Company’s operations and businesses;

•	the Company’s ability to meet regulatory requirements; and

•	changes in accounting principles generally accepted in the United States of America.

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

UCB was founded as United Federal Savings and Loan Association in 1974 to serve the financial needs of the San Francisco Chinese community. As the Chinese population grew significantly and expanded into new communities throughout California, we became United Savings Bank, F.S.B. to provide statewide banking services. In 1998, reflecting a rapidly growing focus on our commercial banking capabilities, we converted our charter to become UCB, a commercial bank. The Company went public on November 5, 1998, and currently trades on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UCBH”.

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

During 2006, the Company completed its acquisition of Summit Bank Corporation (“Summit”), headquartered in Atlanta, Georgia. As of the acquisition date, Summit’s total assets were $887.9 million and total deposits were $547.6 million. The acquisition included five branches/offices in Atlanta, Georgia, one branch in Houston, Texas, two branches/offices in California and a representative office in Shanghai, China. Additionally during 2006, UCB established a wholly owned subsidiary, UCB Asset Management, Inc. (“UCBAM”), which was created to provide professional investment management services to high-net-worth clients.

In 2007, the Company completed two acquisitions; CAB Holding, LLC (“CAB”), the holding company of The Chinese American Bank, a New York state-chartered bank, and Business Development Bank Ltd., now United Commercial Bank (China) Limited (“UCB China Ltd”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China. As of the acquisition date, CAB’s total assets were $357.2 million and total deposits were $312.4 million. The acquisition included three branches in the New York area. As of the acquisition date, UCB China Ltd’s total assets were $338.7 million and total deposits were $30.5 million. The acquisition included branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China. UCB infused $65 million in capital into UCB China Ltd at the closing of the acquisition.

We intend to continue to expand within our existing markets and move into new markets by developing new product offerings, opening new branches and/or acquiring financial institutions in existing markets, and entering into and/or acquiring financial institutions in other markets with high concentrations of Asians in keeping with our capital requirements and management abilities.

Market Area

We have been expanding to develop a nationwide presence to provide services to companies doing business in China and to enhance our local presence in Asian communities. These areas include the San Francisco Bay Area and the Sacramento/Stockton, Los Angeles, Atlanta, Boston, Houston, New York and Seattle metropolitan areas. We currently have fifty-one branches/offices in the State of California, five in Atlanta metropolitan area, three in the Boston metropolitan area, a branch in Houston, eight in the New York metropolitan area, two in the Seattle metropolitan area and branches in Hong Kong, Shanghai and Shantou, China. We also have representative offices in Shanghai, Shenzhen, Beijing, and Guangzhou, China and Taipei, Taiwan. Our Northern and Southern California locations encompass twenty-nine and twenty-two branches/offices, respectively.

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

We offer the following deposit products:

•	business and personal checking, savings and money market accounts;

•	time deposits (certificates of deposit); and

•	Individual Retirement Accounts (“IRAs”).

We offer a full complement of loan products, including the following types of loans:

•	commercial real estate loans;

•	construction loans, primarily to small- and medium-sized developers for construction of single-family homes, multifamily and commercial properties;

•	commercial, accounts receivable and inventory loans to small- and medium-sized businesses with annual revenues generally ranging from $500,000 to $20.0 million;

•	short-term trade finance facilities for terms of less than one year to United States importers, exporters and manufacturers;

•	loans guaranteed by the United States Small Business Administration (“SBA”);

•	multifamily real estate loans;

•	residential mortgage loans; and

•	home equity lines of credit.

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

UCB has twelve wholly owned subsidiaries. United Commercial Bank (China) Limited was acquired during the fourth quarter of 2007. United Commercial Bank (China) Limited is a foreign owned bank incorporated in China whose primary business efforts are on the small and medium size enterprise corporate sector in China, which include private companies and businesses with annual revenues in the $7 million to $70 million revenue range. UCBSC, a Washington corporation, formed in 2006, manages the investment securities portfolio of UCB. California Canton International Bank (Cayman) Ltd. which was acquired as part of the BCC transaction in 2002 provides banking services and has deposits of $352.0 million as of December 31, 2007, and assets consisting of cash and investment securities. UCBIS is a registered broker-dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. UCBAM provides professional investment management services to high-net-worth clients. United Commercial Bank Building Corporation was also acquired in the BCC transaction and holds real property located in San Francisco, California. SBGA California Investments, Inc. is the holding company of SBGA Investments, Inc., which is a real estate investment trust. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. Of the remaining four subsidiaries of UCB, two are inactive, a third, U.F. Service Corporation acts as a trustee under deeds of trust securing promissory notes held by UCB and a fourth, United Commercial Mortgage Securities, LLC is a Delaware limited liability company organized for the purpose of serving as a private secondary mortgage market conduit.

Segment Disclosures

The disclosure regarding the Company’s segments are included in Note 29 to the Consolidated Financial Statements as set forth herein under Item 8.

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

We also have several major competitors targeting Asian customers in California and other markets in which we compete. These competitors have branch locations in many of the same neighborhoods, provide similar services and market their services in similar Asian publications and media in California. Additionally, we compete with numerous financial institutions that do not target the Asian markets in California.

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

UCBH and any subsidiaries which it may acquire or organize are deemed “affiliates” of UCB within the meaning of that term as defined in the Federal Reserve Act and Federal Reserve Regulation W. This means, for example, that there are limitations on loans by UCB to affiliates and on investments by UCB in affiliates’ stock.

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

Regulation of UCB

Bank Regulators.  UCB is a California state-chartered commercial bank and its deposits are insured by the FDIC up to the applicable legal limits. UCB is supervised, examined and regulated by the State of California Department of Financial Institutions (“DFI”), as well as by the FDIC. In addition, our wholly owned subsidiary, UCB China Ltd, is subject to the regulatory oversight of the China Banking Regulatory Commission in China (“CBRC”) and by the Hong Kong Monetary Authority for our Hong Kong branch. Our broker dealer, UCB Investment Services, is subject to the regulatory oversight of the Financial Industry Regulatory Authority. Any of these regulatory agencies may take formal enforcement action if they determine that the financial condition, capital resources, asset quality, earnings prospects, management or liquidity aspects of UCB’s operations are unsatisfactory. These agencies may also take action if UCB or its management is violating or has violated any law or regulation. No regulator has ever taken any such action against UCB in the past.

Safety and Soundness Standards.  The FDIC has adopted guidelines that establish standards for safety and soundness of banks. The Federal Reserve Board has established safety and soundness guidelines for bank holding companies. These guidelines are designed to identify potential safety and soundness problems and ensure that banks address those concerns before they pose a risk to the deposit insurance fund. If the FDIC determines that an institution fails to meet any of these standards, the agency can require the institution to prepare and submit a plan to come into compliance. If the agency determines that the plan is unacceptable or not implemented, the agency must, by order, require the institution to correct the deficiency.

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

Deposit Insurance Assessments

On February 8, 2006, President Bush signed into law the Federal Deposit Reform Act of 2005, which reformed the deposit insurance system. The law merged the Bank Insurance Fund with the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund. The law also granted the FDIC Board broad authority in managing the adequacy of the Deposit Insurance Fund, including the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of reserve ratio.

Prior to the enactment of the law, the FDIC charged annual assessments to insure a bank’s deposits that ranged from zero to $0.27 per $100 of domestic deposits, depending on the risk that a particular institution poses to the Deposit Insurance Fund. The final rule, effective January 1, 2007 consolidates the existing nine risk categories into four and names them Risk Categories I, II, III, and IV. Within Risk Category I, the final rule combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the final rule combines CAMELS components with financial ratios to determine an institution’s assessment rate. For large institutions that have long-term debt issuer ratings, the final rule differentiates risk by combining capital, asset quality, management, earnings, liquidity, and sensitivity (“CAMELS”) component ratings with these ratings. The final rule defines a large institution that has $10 billion or more in assets. The final rule sets actual rates beginning January 1, 2007 as follows: $0.05 to $0.07 per $100 of domestic deposits for Risk I Category (most favorable category); $0.10 per $100 for Risk II Category, $0.28 per $100 for Risk III Category; and $0.43 per $100 for Risk IV Category. Currently, UCB is in the Risk I Category.

Capital Requirements

UCB (on a consolidated basis) is subject to the capital requirements of Part 325 of the FDIC’s Rules and Regulations — Capital Maintenance. Part 325 includes a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that a financial institution is required to have is dependent on its overall risk profile. The ratio of its regulatory capital to its risk-weighted assets is called the “risk-based capital ratio”. Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent of the asset and are weighted from 0% to 100%. The higher the risk-weighted asset category, the more risk UCB is subject to and thus more capital that is required. As of December 31, 2007, UCB’s total risk-based capital ratio was 10.80% compared to 10.53% at December 31, 2006.

The guidelines divide a bank’s capital into two tiers. Tier 1 core capital is the sum of it’s common stockholder’s equity, non-cumulative perpetual preferred stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (except for mortgage and nonmortgage servicing assets and eligible purchased credit card relationships) and minus certain other items specifically defined by Part 325. Tier 2 capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). In addition, certain items are required to be deducted from Tier 2 capital as specified in Part 325.

Banks must maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier 1 capital, to maintain a status as “adequately capitalized” as set forth by the prompt corrective action rules adopted by the FDIC. The “well capitalized” levels established by the FDIC are 10% and 6% for total risk-based capital ratio and Tier 1 risk-based capital ratio, respectively.

In addition, the FDIC has regulations prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to total adjusted assets, as specified in the regulations). The required minimum Tier 1 leverage ratio is 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization. Banks that do not meet the conditions for a 3% minimum must have a minimum Tier 1 leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist, including if a bank is experiencing or anticipating significant growth. At December 31, 2007, UCB’s Tier 1 leverage ratio was 7.42% compared to 9.30% at December 31, 2006.

UCB was in compliance with the FDIC’s capital maintenance rules as of December 31, 2007 and 2006. For further discussion of UCB’s capital, refer to the Capital Management section under “Management’s Discussion and Analysis” incorporated in Part II, Item 7 and Note 19 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

As of December 31, 2007 and 2006, UCB was “well capitalized” under the regulatory framework for prompt corrective action.

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

Bank holding companies, which qualify as financial holding companies, can now, among other things, acquire securities firms or create them as subsidiaries, and securities firms can now acquire banks or start banking activities through a financial holding company. This liberalization of United States banking and financial services regulation applies both to domestic and foreign institutions conducting business in the United States. Consequently, the common ownership of banks, securities firms and insurance firms is now possible, as is the conduct of commercial banking, merchant banking, investment management, securities underwriting and insurance within a single financial institution using a “financial holding company” structure authorized by the Act. As noted earlier, the Company has not elected to become a financial holding company.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under Section 12 of the Exchange Act. Among other things, the Sarbanes-Oxley Act establishes:

(i)	requirements for board of directors committees, including independence, expertise, and responsibilities;

(ii)	additional responsibilities regarding certification of the financial statements by the chief executive officer and chief financial officer of the reporting company;

(iii)	standards for auditors and regulation of audits;

(iv)	increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and

(v)	increased civil and criminal penalties for violation of the securities laws.

In addition, the Sarbanes-Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exception from such prohibitions for loans by a bank to its executive officers and directors in compliance with federal banking regulatory restrictions on such loans. UCB’s authority to extend credit to affiliates is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and that do not involve more than the normal risk of repayment. An exception exists for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to affiliates over other employees. The law limits both the individual and aggregate amount of loans that UCB may make to affiliates based, in part, on UCB’s capital position and requires certain board approval procedures to be followed. For the years presented in this Annual Report on Form 10-K, UCB’s policy was to make no loans to the Company’s and UCB’s executive officers or directors.

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

On December 7, 2007 the final rule implementing the advanced approaches of the Basel II Capital Accord was published jointly by the United States federal banking agencies. The final rule establishes regulatory capital requirements and supervisory expectations for credit and operational risks for banks that choose or are required to adopt the advanced approaches of the Basel II Capital Accord. The final rule retains the three groups of banks identified in the proposed rule: (i) large or internationally active banks that are required to adopt advanced capital approaches under Basel II (core banks); (ii) banks that voluntarily decide to adopt the advance approaches (opt-in banks); and (iii) banks that do not adopt the advanced approaches (general banks), and for which the provisions of the final rule are inapplicable. The final rule also retains the proposed rule definition of the core bank as a bank that meets either of two criteria: (i) consolidated assets of $250 billion or more, or (ii) consolidated total on-balance sheet foreign exposure of $10 billion or more. Also, a bank is a core bank if it is a subsidiary of a bank or bank holding company that uses advanced approaches. The final rule contains relevant implementation timeframes for core banks and qualification requirements that each core and opt-in bank must meet before using the advanced approaches for risk-based capital purposes.

The final rule is effective April 1, 2008. The agencies expect to publish in the near future a proposed rule that would provide all non-core banks with the option to adopt a standardized approach under the Basel II Capital Accord.

Employees

At December 31, 2007, we had 1,525 employees. None of the employees are covered by a collective bargaining agreement.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of UCBH and UCB as of December 31, 2007. There are no family relationships between any director or executive officer and any other director or executive officer of UCBH or UCB.

Name	Age	Position with UCBH and UCB

Thomas S. Wu	49	Chairman, President and Chief Executive Officer
Dennis Wu	65	Director, Executive Vice President and Chief Financial Officer
Jonathan H. Downing	56	Executive Vice President and Director of Corporate Development and Investor Relations
Daniel M. Gautsch	60	Executive Vice President and Chief Risk and Compliance Officer
William J. Laraia	72	Executive Vice President and Director of the New York Region
Sylvia Loh	52	Executive Vice President and Chairman of UCB/ China Minsheng Banking Corporation Strategic Alliance Task Force
Ebrahim Shabudin	59	Executive Vice President and Chief Operating Officer
Ka Wah Tsui	54	Executive Vice President and General Manager, Greater China Region
David Yu	56	Executive Vice President and Director of the Southeast Region
John M. Cinderey	60	Executive Vice President and Director of Commercial Banking
John M. Kerr	61	Executive Vice President and Chief Credit Officer
Cynthia C. Blackford	43	Senior Vice President and Chief Audit Executive
Dennis A. Lee	65	Senior Vice President, Corporate Counsel and Assistant Corporate Secretary
Jonas B. Miller	36	Senior Vice President and Treasurer
Craig S. On	55	Senior Vice President and Corporate Controller

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

Ms. Sylvia Loh was appointed Executive Vice President and Chairman of UCB/China Minsheng Banking Corporation Strategic Alliance Task Force effective January 2008. Prior to this appointment, she was Executive Vice President and Chief Lending Officer of UCBH and UCB since August 1, 2005. Prior to this appointment, Ms. Loh served as Executive Vice President and Director of Commercial Banking of UCBH and UCB from July 1, 2002 to August 1, 2005, and joined UCB as Vice President and Head of Commercial Banking in January 1996. From 1992 to 1996, Ms. Loh held the position of Vice President, Relationship Manager at Bank of America, International Trade Division.

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

Mr. John M. Cinderey was appointed Executive Vice President and Director of Commercial Banking of UCBH and UCB effective January 2008. Prior to this appointment, he served as Senior Vice President and Director of Real Estate Lending since November 2006 and Senior Vice President and Senior Credit Approval Officer of the Commercial Banking Division of UCB from May 2004 to November 2006. Prior to joining UCB, Mr. Cinderey spent over 20 years with Bank of America and over 10 years at other financial institutions, including Mount Diablo National Bank, GMAC Commercial Finance and Union Bank of California in various management functions.

Mr. John M. Kerr was appointed Executive Vice President and Chief Credit Officer of UCBH and UCB effective January 2008. Prior to this appointment, he served as Senior Vice President and Chief Credit Officer since October 13, 2005. Prior to joining UCB, Mr. Kerr served as Senior Portfolio Manager for Primus Financial Products, an AAA-rated credit insurer in New York and a company in which he played a key role in building the business from a start-up in 2002 to its going public in 2004. Prior to that, Mr. Kerr was with Bank of America for 18 years, where he held senior positions in credit approval, corporate and commercial banking, private banking, and international banking. He also spent 11 years with Royal Bank of Canada in business development and credit in corporate and commercial banking, in strategic planning, and in international banking.

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

The Company’s operations are subject to fluctuations in interest rates, to the degree that its interest-bearing liabilities may reprice or mature more slowly or more rapidly or on a different basis than their interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, the Company’s net interest margin would be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. As a result, significant fluctuations in interest rates may have an adverse effect on the Company’s consolidated financial condition and results of operations.

In addition, in a falling interest rate environment, we are subject to the risk of higher loan prepayments from our loan portfolio, which in turn may have a negative impact on our net interest margin.

Risks Relating to Use of Estimates and Valuations

Management makes various estimates that affect reported amounts and disclosures in our financial statements. These estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill and identifiable intangibles, establishing our provision for loan losses, valuing equity-based compensation awards and assessing the realizability of deferred income taxes. Such estimates are based on available information and on judgments by management of the Company. As such, actual results could differ from these estimates, and the difference could have a material effect on our financial statements.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuations from outsourced service providers are generally obtained to assist the company. The valuations performed by the service providers involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the residual tranche on our collateralized mortgage backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage related asset backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations require significant estimation and judgment and are therefore subject to significant subjectivity. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity, such as those experienced during the second half of 2007, and expected to continue for 2008.

Our business is subject to the success of the state, national and international economies in which we operate.

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

We must maintain sufficient funds to respond to the needs of our depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposits. As we continue to grow, we are likely to become more dependent on these sources, which include Federal Home Loan Bank advances, proceeds from the sale of loans, brokered certificates of deposit, federal funds, repurchase lines, and a line of credit from another financial institution. Our financial flexibility could be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

We may experience further writedowns on our financial instruments related to volatile and illiquid market conditions.

The Company recorded a $11.6 million writedown on two of its REIT TPS collateralized debt obligations (“CDO”) during the fourth quarter of 2007. We continue to have exposure in our investment securities portfolio and as market conditions continue to evolve, the fair value of these financial instruments could further deteriorate. In addition, recent market volatility has made it difficult to determine the fair value of certain of our investment securities and mortgage servicing rights. Further, cashflow shortfalls arising from actual prepayments and credit defaults exceeding our original estimates could in turn trigger other than temporary impairment in certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of these investment securities and mortgage servicing rights in future periods. Any of these factors could require us to take further writedowns in our investment securities portfolio, which could adversely affect our results of operations and regulatory capital in the future.

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

In the past three years, we have been growing our commercial business and construction loan portfolios. In addition, with a significant portion of our loans continuing to be in the state of California, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our future profits and regulatory capital. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

The loan portfolio may not perform as expected.

The Company’s performance and prospects will depend to a significant extent on the performance of its loan portfolio. There are a number of factors that could negatively impact the performance of the loan portfolio including, among others, the general political and economic conditions in the Company’s markets, significant changes in the mix of our loan products, significant changes in the interest rate environment, pressures from products and services from competitors and on any negative changes in the financial condition of the individual borrowers. In addition, to the extent that the Company does not retain the customers that it acquires in its acquisitions or incurs additional expenses in retaining them, there could be adverse effects on the Company’s future consolidated financial condition and results of operations.

We are subject to operational risk and operational events that could adversely affect our business.

The Company’s business is highly dependent on our ability to process, on a daily basis, a large number of transactions across geographic boundaries, both domestically and internationally. The Company performs the functions required to operate in different geographies either on our own or through agreements with third party service providers. The Company relies on the ability of its employees and its internal systems and information systems to process a high volume of transactions. In the event of a failure or improper operation of the Company or a third party service provider’s systems, or improper action by employees or third parties, the Company could suffer financial loss, business disruption, regulatory intervention or reputational damage, which in turn could adversely impact our financial condition.

If we are unable to successfully integrate the operations of future acquisitions or branch expansions, the Company’s consolidated financial condition and results of operations could be negatively affected.

We have announced that our future growth strategy could include acquiring other financial service companies. In addition, we intend to establish additional overseas offices and branches in the Asia Pacific region. While we have just completed The Chinese American Bank and Business Development Bank Ltd. acquisitions, we could encounter unplanned difficulties associated with integration of the operations with current acquisitions or any new acquisitions or branch expansions. These difficulties could include retaining customers, successful conversion of systems and processes, combining different corporate cultures, and retaining key employees. Any problems with integration would negatively impact the Company’s day-to-day operations and increase the costs associated with the acquisition/branch expansion, which, in turn, could negatively affect the Company’s consolidated financial condition and results of operations.

Unanticipated costs relating to the Company’s recent acquisitions could reduce its future earnings per share.

To the extent we make acquisitions, we face numerous risks and uncertainties with respect to combining operational, accounting and data processing systems and management controls, and in integrating relationships with business partners and customers. We believe that we have reasonably estimated the likely costs of integrating the operations of our recent acquisitions. However, it is possible that unexpected transition costs or future operating expenses, as well as other types of unanticipated issues or developments, could have an adverse effect on the Company’s future results of operations and financial condition. There is no assurance that our recent acquisitions or any business we acquire in the future will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully such acquisitions, there is a risk that our results of operations and financial condition may be materially and adversely impacted. In addition, there is a risk that the goodwill arising form such acquisitions could be subject to potential impairment.

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

We are subject to regulation in the jurisdictions in which we conduct business.

In addition to the regulatory oversight in the United States of America, we are subject to regulation in China. As such, we are subject to intervention by regulatory authorities, such as the CBRC in China and by the Hong Kong Monetary Authority for our Hong Kong branch. Among other things, we could be fined, prohibited from engaging in some of our business activities or subject to limitations or conditions on our business activities. Significant regulatory action against the Company could result in an adverse financial impact, cause significant reputational harm, or harm the Company’s business prospects. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to our clients may also adversely impact the Company’s business.

Defaults by larger financial institutions could adversely affect financial markets in general

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing and other relationships between such institutions. As a result, concerns about, or a default or threatened default by one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect the Company

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

UCBH Holdings, Inc.’s and United Commercial Bank’s (“UCB”) principal office and headquarters is located at 555 Montgomery Street in San Francisco, California. UCB owns this office building through its subsidiary, United Commercial Bank Building Corporation. UCB also owns an office building located at 711 Van Ness Avenue in San Francisco, California. With the acquisition of Summit Bank Corporation, UCB acquired two buildings. One building in Atlanta, Georgia, which serves as an administrative facility for the Atlanta banking operations. The other serves as a branch and administrative facility for the Houston operations, which UCB owns through its subsidiary, Newston Investments, Inc. With the acquisition of CAB, UCB acquired two buildings. One building serves a full-service branch office in Manhattan’s Chinatown and the second building serves as a branch in Flushing, Queens. UCB also owns two buildings in the Boston, Massachusetts area, which serve as branch and administrative facilities for the Boston banking operations. In addition, UCB owns five branch facilities and leases all of its remaining branch and office facilities under noncancelable operating leases. Some of these branch leases contain renewal options and some include rent escalation clauses.

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

No matters were submitted to a vote of security holders or otherwise for the three months ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

UCBH Holdings, Inc.’s (“UCBH”) common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UCBH”. At December 31, 2007, there were approximately 22,760 stockholders of UCBH’s common stock. The last reported sale price of the common stock on NASDAQ on January 31, 2008, was $14.12 per share.

The high and low sales prices of UCBH’s common stock, as quoted on NASDAQ, during the years ended December 31, 2007 and 2006, were as follows:

	2007		2006
	High	Low	High	Low

Three months ended March 31,	$20.19	$17.41	$19.28	$16.74
Three months ended June 30,	19.11	17.50	19.60	16.06
Three months ended September 30,	19.56	15.66	18.41	15.55
Three months ended December 31,	20.22	13.69	18.14	16.35

Comparison of Five–Year Cumulative Total Returns
Performance Graph for
UCBH Holdings, Inc.

Produced on 02/26/2008 including data to 12/31/2007

$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
198.0
137.1
127.9
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007

Legend

Symbol	CRSP Total Returns Index for:	12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
——— ■	UCBH Holdings, Inc.	100.0	184.3	217.6	170.7	168.8	137.1
— — ★	Nasdaq Stock Market (US Companies)	100.0	149.5	162.7	166.2	182.6	198.0
- - - ▲	Nasdaq Bank Stocks SIC 6020–6029, 6710–6719 US & Foreign	100.0	128.6	147.2	143.8	161.4	127.9

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year–end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2002.

Dividends

The frequency and amount of dividends paid during the years ended December 31, 2007 and 2006, were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2007	$0.030	$0.030	$0.030	$0.030
Year ended December 31, 2006	$0.030	$0.030	$0.030	$0.030

On January 24, 2008, UCBH’s Board of Directors declared a dividend of $0.04 per share payable on April 11, 2008, to stockholders of record as of March 31, 2008.

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

Simultaneously with the execution of the Agreement and Plan of Merger on January 10, 2007 for the acquisition of CAB (the “Merger Agreement”), UCBH entered into a registration rights, lock-up and standstill agreement with CABI and Dr. Paul Shi H. Huang, the sole shareholder of CABI (the “Rights Agreement”). The Rights Agreement provides for certain registration rights and limitations with respect to resale of the UCBH Shares as well as certain limitations on CABI’s acquisition of other shares of UCBH common stock. Pursuant to the Merger Agreement and the Rights Agreement, UCBH filed a Securities Act registration statement with respect to CABI’s resale of the UCBH Shares.

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng has the right to acquire 9.9% (calculated on a post closing basis) of the outstanding shares of UCBH common stock in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post closing basis).

In the first phase, which is anticipated to close in the first quarter of 2008, UCBH may issue approximately 5.4 million shares of its common stock to Minsheng at a price per share of $17.79, representing the 90-day average UCBH closing price as of the close on September 28, 2007. In the second phase, which is anticipated to close later in 2008, Minsheng may increase its ownership to 9.9% through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with the UCBH Holdings, Inc. and subsidiaries’ consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share amounts):

	December 31,
	2007	2006	2005	2004	2003

Financial Condition and Other Data:
Loans held in portfolio, net	$7,757,502	$6,573,645	$5,774,118	$3,994,269	$3,713,255
Securities purchased under agreements to resell	150,000	175,000	—	—	—
Securities available for sale	2,188,355	2,149,456	1,117,724	1,169,140	1,221,070
Securities held to maturity	271,485	290,673	308,608	325,202	284,712
Total assets	11,803,566	10,346,414	7,965,637	6,319,891	5,592,137
Deposits	7,781,240	7,202,845	6,264,169	5,215,862	4,483,521
Securities sold under agreements to repurchase	650,000	401,600	—	—	—
Subordinated debentures	406,615	240,549	150,520	140,210	140,210
Short-term borrowings	414,532	654,636	279,425	72,310	234,134
Long-term borrowings	1,372,190	906,651	562,033	334,952	271,408
Total liabilities	10,836,463	9,560,343	7,362,123	5,835,879	5,177,671
Stockholders’ equity(1)	967,103	786,071	603,514	484,012	414,466
Nonperforming assets(2)	57,029	15,198	19,133	12,574	5,857
Ratio of stockholders’ equity to total assets	8.19%	7.60%	7.58%	7.66%	7.41%
Asset Quality Data:
Loan delinquency ratio	1.45%	0.84%	0.48%	0.90%	0.87%
Nonperforming assets to total assets(2)	0.48	0.15	0.24	0.20	0.10
Nonperforming loans to loans held in portfolio(2)	0.68	0.19	0.33	0.31	0.16
Allowance for loan losses to loans held in portfolio	1.03	0.93	1.11	1.39	1.54
Allowance for loan losses to nonperforming loans	151.52	503.73	337.33	449.12	992.42
Total loan to deposit ratio(7)	102.93	94.11	95.71	83.91	84.57
Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	8.55%	9.67%	9.91%	11.42%	10.92%
Total risk-based capital	10.80	10.53	10.98	12.67	12.18
Tier 1 leverage	7.42	9.30	8.26	8.49	7.86
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	8.51	9.86	10.26	11.98	11.69
Total risk-based capital	10.76	10.72	11.33	13.23	12.94
Tier 1 leverage ratio	7.39	9.50	8.56	8.92	8.42

	Year Ended December 31,
	2007	2006	2005	2004	2003

Operating Data:
Interest and dividend income	$706,348	$535,013	$402,400	$300,064	$260,262
Interest expense	(383,760)	(271,080)	(161,910)	(92,583)	(91,714)

Net interest income	322,588	263,933	240,490	207,481	168,548
Provision for loan losses	(20,181)	(3,842)	(6,091)	(4,201)	(9,967)

Net interest income after provision for loan losses	302,407	260,091	234,399	203,280	158,581
Noninterest income	30,669	47,143	26,684	30,877	23,203
Noninterest expense	(177,820)	(155,420)	(116,913)	(99,153)	(80,208)

Income before income tax expense	155,256	151,814	144,170	135,004	101,576
Income tax expense	(52,948)	(50,937)	(46,344)	(49,401)	(36,938)

Net income	$102,308	$100,877	$97,826	$85,603	$64,638

Per Share Data:
Basic earnings per share(1)(3)	$1.00	$1.07	$1.06	$0.95	$0.74
Diluted earnings per share(1)(3)	0.97	1.03	1.02	0.90	0.71
Dividends declared per share(3)	0.12	0.12	0.10	0.08	0.06
Operating Ratios and Other Data:
Return on average assets	0.97%	1.23%	1.40%	1.44%	1.26%
Return on average equity	11.55	15.59	18.42	18.92	18.84
Efficiency ratio(4)	50.34	49.96	43.76	41.60	41.83
Noninterest expense to average assets	1.69	1.89	1.68	1.67	1.56
Average equity to average assets	8.41	7.88	7.61	7.62	6.66
Dividend payout ratio(5)	12.37	11.65	9.80	8.89	8.51
Net loan charge-offs to average loans held in portfolio	0.13	0.17	0.03	0.11	0.06
Interest rate spread(6)	2.81	2.91	3.25	3.42	3.21
Net interest margin(6)	3.28	3.37	3.58	3.63	3.41

(1)	In conjunction with the acquisitions of CAB Holding, LLC on May 23, 2007, Summit Bank Corporation on December 29, 2006, Asian American Bank & Trust Company on November 28, 2005, Pacifica Bancorp, Inc. on October 31, 2005, and First Continental Bank on July 11, 2003, UCBH issued 3.7 million, 4.8 million, 878,000, 1.2 million, and 2.3 million shares of common stock, respectively.

(2)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.

(3)	UCBH completed a two-for-one stock split during the years ended December 31, 2005 and 2003. Accordingly, for the years ended December 31, 2004 and 2003, basic earnings per share, diluted earnings per share and dividends per share have been adjusted to reflect the effect of the stock splits.

(4)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(5)	Dividends declared per share as a percentage of diluted earnings per share.

(6)	Calculated on a nontax equivalent basis.

(7)	Total loan includes loans held for sale and loans held in portfolio.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

EXECUTIVE SUMMARY

UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a $11.80 billion bank holding company with headquarters in San Francisco, California. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-eight offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At December 31, 2007, we had seventy domestic branches and offices; twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and one branch in Houston. UCB also has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan.

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

Services to Asians

UCB has established and intends to continue establishing branches in areas of high Asian population concentration to attract retail deposits through new branch openings as well as through acquisitions. During 2007, UCB expanded its franchise in areas with high concentrations of Asians by adding one additional branch in California. We also completed the acquisitions of CAB, a $357.2 million bank holding company with three branches in the New York metropolitan area, and BDB, a $338.7 million foreign owned bank incorporated in China with branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China.

Asia Locations

Currently, UCB has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan. Our fully operational Hong Kong, Shanghai and Shantou branches are authorized to conduct a complete range of banking operations, including offering deposit, foreign exchange and remittance services, issuing cashier orders, and providing trade finance, commercial banking and lending services. Our representative offices on the other hand, cannot conduct any profit generating banking business and are restricted to the specific activities that have been approved by the local banking authorities of their respective country, such as providing market research and acting in the capacity of a liaison to existing bank customers. As of December 31, 2007, UCB’s Hong Kong branch had total loans of $509.5 million and total deposits of $1.11 billion. This office has expanded its trade finance services since its opening and the fees associated with those services have also increased over last year. As of December 31, 2007, UCB China Ltd had total loans of $278.1 million, total deposits of $38.4 million and interbank borrowings of $112.1 million.

UCB intends to establish additional overseas offices and branches to facilitate international trade across the Asia Pacific region. In this regard, UCB has focused much of its growth strategies toward the expanding opportunities that have been emerging from China. Trade between China and the United States has increased steadily over the past several years and the trade finance business has followed. We anticipate that the opportunities for growth presented by the expansion of the Chinese economy will continue for some time.

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

MANAGEMENT’S OVERVIEW OF 2007 PERFORMANCE

We are providing you with an overview of what we believe are the most significant factors and developments that impacted the Company’s results for 2007 and that could impact future results. We encourage you to carefully read this full document for more detailed information with regard to the trends, events and uncertainties that have or may affect us in the future.

The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. We believe that this core banking business performed well in 2007 despite the general economic environment in these markets in the United States. However, the challenges presented by the general interest rate environment that we must work within as well as the credit and liquidity crunch did adversely impact the Company’s performance in 2007.

The Company reported earnings for 2007 of $102.3 million or diluted earnings per share of $0.97. This compares with $100.9 million or diluted earnings per share of $1.03 for 2006 and $97.8 million or diluted earnings per share of $1.02 for 2005. Return on average equity (“ROE”) was 11.55% and return on average assets (“ROA”) was 0.97% in 2007, compared with 15.59% and 1.23% in 2006 and 18.42% and 1.40% in 2005, respectively.

Net interest income before loan loss provision increased $58.7 million or 22.2% over 2006 levels. However, during the fourth quarter of 2007, the Company recorded an $11.6 million other than temporary impairment charge on two of its collateralized debt obligations. In addition, as a result primarily of credit deterioration in certain of its construction loans, the Company recorded a $14.0 million provision for loan losses in the fourth quarter of 2007. Overall, the loan loss provision increased $16.3 million over 2006. Noninterest expense increased $22.4 million or 14.4% over 2006 levels.

When we evaluate the Company’s performance, we focus on five primary areas: (1) loan and deposit growth, (2) credit quality, (3) net interest margin, (4) expense control and (5) capital adequacy.

Loan and Deposit Growth

Since 2003, UCB has experienced steady and strong growth in loans and deposits. This was accomplished in light of a challenging economic and competitive environment that was present during a large portion of this time period. The net loans held in portfolio and total deposits at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007	2006	2005	2004	2003

Loans held in portfolio, net	$7,751,566	$6,573,645	$5,774,118	$3,994,269	$3,713,255
Deposits	7,781,240	7,202,845	6,264,169	5,215,862	4,483,521

The growth that was experienced in net loans held in portfolio and in deposits was achieved both organically and from acquisitions. Over the past six years, the Company has acquired seven banking companies, which added an aggregate of $1.83 billion in net loans held in portfolio and $2.71 billion in deposits as of the respective acquisition dates.

We expect modest growth in both net loans held in portfolio and in deposits, especially in the areas of commercial business and international trade finance loans. However, a continued economic downturn may affect the Company’s loan portfolio growth. In addition, as part of its balance sheet management UCB enters into loan sales, which are discussed in later sections of this document.

Credit Quality

While loan growth has been substantial over the past several years, UCB has maintained strong credit quality levels. We believe that this has been accomplished through UCB’s conservative credit underwriting criteria and credit risk management processes, which are discussed in more detail in “Credit Risk Management” that follows later in this document. Even with these strong credit management processes, we would expect that if UCB’s loan portfolio continues to increase, the related allowance for loan losses would also increase accordingly. In addition, despite strong underwriting standards and a solid credit culture, loan losses may increase due to the state of the economy.

The average loans held in portfolio, total loan charge-offs and the ratios of nonperforming loans to loans held in portfolio, allowance for loan losses to loans held in portfolio and net charge-offs to average loans held in portfolio as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007	2006	2005	2004	2003

Average loans held in portfolio	$7,235,389	$5,889,301	$4,823,671	$4,070,168	$3,380,121
Total loan charge-offs	10,677	10,694	1,614	4,798	3,349
Nonperforming loans to loans held in portfolio	0.68%	0.19%	0.33%	0.31%	0.16%
Allowance for loan losses to loans held in portfolio	1.03	0.93	1.11	1.39	1.54
Net loan charge-offs to average loans held in portfolio	0.13	0.17	0.03	0.11	0.06

The increase in nonperforming loans and the allowance to loans held in portfolio ratio is primarily the result of the downturn in the economy the last half of 2007 and the resultant impact on primarily the construction portfolio.

Net Interest Margin

The difficult and challenging interest rate environment that has been affecting financial institutions over the past three years, continued to impact our net interest margin. However, we expect to continue our efforts to improve the net interest margin in the future through prudent balance sheet management and emphasis on growth in core deposits. See “Interest Rate and Market Risk Management” later in this document. The Company’s net interest margin on a nontax equivalent basis and average federal funds rate for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, were as follows:

	2007	2006	2005	2004	2003

Net interest margin — nontax equivalent basis	3.28%	3.37%	3.58%	3.63%	3.41%
Average federal funds rate	5.05	4.96	3.19	1.36	1.12

Expense Control

We are continuously monitoring our costs and expenses and seeking new ways to maintain them at acceptable levels. For 2007, we experienced an increase in our noninterest expense. Much of this increase was a result of increased personnel expense as we added staff to support the growth in UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the CAB and BDB acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. We expect that our noninterest expense may continue to increase as we grow organically and continue with our acquisition strategy.

Capital Adequacy

As regulated financial institutions, the Company and UCB (on a consolidated basis) are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain a “well capitalized” level of regulatory capital as defined by the banking regulators for both the Company and UCB. The Company’s and UCB’s risk-based capital ratios at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows:

	2007	2006	2005	2004	2003

United Commercial Bank:
Tier 1 leverage	7.42%	9.30%	8.26%	8.49%	7.86%
Tier 1 risk-based capital	8.55	9.67	9.91	11.42	10.92
Total risk-based capital	10.80	10.53	10.98	12.67	12.18
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	7.39	9.50	8.56	8.92	8.42
Tier 1 risk-based capital	8.51	9.86	10.26	11.98	11.69
Total risk-based capital	10.76	10.72	11.33	13.23	12.94

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At December 31, 2007, UCB’s total allowance for loan losses was $80.6 million, which represented 1.03% of loans held in portfolio.

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

UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2007, UCB effected further refinements in the determination of certain of its historical, qualitative and economic surcharge loss factors. In addition, UCB performs its annual allowance methodology review during the second quarter of each year. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.

The second component of the allowance for loan losses, the specific reserve, applies to loans that are considered impaired. A loan is considered impaired when it is probable that UCB will not be able to collect all amounts due, including interest payments, in accordance with the loan’s contractual terms. Unless the loan is collateral-dependent, loan impairment is measured based on the present value of expected future cash flows that have been discounted at the loan’s effective interest rate unless foreclosure is probable, wherein fair value of collateral must be used. If the loan is collateral-dependent, either the observable market price or the current fair value of the collateral, reduced by estimated disposition costs, is used in place of the discounted cash flow analysis.

The allowance for loan losses increased $18.6 million in 2007, from $62 million at December 31, 2006 to $80.6 million at December 31, 2007. The increase is due primarily to a $20.2 million loan loss provision for 2007, in addition to the $5.6 million of allowance for losses acquired in connection with the purchases of The Chinese American Bank and Business Development Bank Ltd. This increase was offset primarily by net loan charge-offs amounting to $9.3 million for 2007. The $20.2 million loan loss provision is in turn attributable to a net increase of

$9.6 million in specific valuation allowances during 2007, with the remainder associated with the combination of loan growth, loan migrations, changes in the loan portfolio product mix, changes in our historical, qualitative and economic surcharge loss factors within certain portfolios, and the net change in our reserve for unfunded commitments. Year over year loss factors changes did not materially impact the overall reserve.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.

The reserve for unfunded commitments decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the historic loss factor arising from our annual methodology review conducted in the second quarter of 2007.

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

Loan Sales, Loan Securitizations and Mortgage Servicing Rights

UCB periodically enters into transactions that transfer loans from UCB to third-party purchasers. In most instances, UCB continues to provide the servicing on these loans as a condition of the transfer. In addition, as part of these transactions, UCB may retain a cash reserve account, overcollateralization or an interest-only strip, all of which are considered to be retained interests in the sold loans.

Whenever UCB initiates a loan transfer, the first determination that it must make in connection with the transaction is whether the transfer constitutes a sale under accounting principles generally accepted in the United States of America. If it does, the assets are removed from UCB’s consolidated statement of financial condition with a gain or loss recognized. Otherwise, the transfer is considered to be a financing, resulting in no gain or loss being recognized on the transfer, which is recorded as a liability on UCB’s consolidated statement of financial condition. Generally, UCB’s loan transfers have been structured to meet the existing criteria for sale treatment.

UCB must also make assumptions to determine the amount of gain or loss resulting from a sale transaction as well as the subsequent carrying amount for the above-discussed servicing rights and retained interests. Initially, the total carrying value of the loans being sold is allocated among the loans themselves, the servicing rights and any retained interests based on their relative fair values. The purchase price is then compared to the amount assigned to the loans, and any difference is recorded as either a gain or a loss on the sale. In determining the fair values of the components of the transaction, UCB uses estimates and assumptions that are based on the facts surrounding each sale. Using different assumptions could affect the amount of gain or loss recognized on the transaction and, in turn, UCB’s results of operations.

UCB securitized one commercial real estate loan pool and one multi-family loan pool in 2007, through qualified special purpose entities (“QSPE”). QSPE’s are passive entities with limited permitted activities. SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125, establishes the criteria that an entity must satisfy to be a QSPE. Such criteria include the types of assets held, limits on asset sales, use of financial guarantees and discretion exercised in loan servicing activities. In accordance with SFAS No. 140 and FIN 46(R), Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, we do not consolidate QSPE’s.

We have historically not sold any of the resulting securities or retained interests to outside parties. We have reflected the resulting securities in our available-for-sale investment securities portfolio. Initially, the total carrying value of the resulting security is allocated to the various tranches and retained interests based on their relative fair values. The fair value of the securities is then compared to the net carrying value of the underlying loans that have been securitized, along with the related issuance costs. Any excess of carrying value over fair value is charged off against our allowance for loan losses. Subsequently, any changes in fair value are measured and reflected in other comprehensive income. UCB uses estimates and assumptions that take into account prepayment speeds, credit defaults and discount rates, based on the facts surrounding each securitization. In the event that actual prepayments and credit defaults exceed our original assumptions, the resulting cash flows related to the residual tranche could be adversely affected, thereby potentially triggering an other than temporary impairment on such residual tranche.

UCB uses a third-party service to assist in the determination of the ongoing fair values of the servicing rights and retained interests subsequent to the transaction date. In valuing the servicing rights and retained interests, UCB stratifies its mortgage servicing rights based on the risk characteristics of the underlying loan pools. The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, adequate compensation and discount rates that UCB believes market participants would use for similar assets. These value estimations require a number of assumptions, including: annualized prepayment speed of the loans, expected annual net credit loss rate, and discount rate for the residual cash flows. We generally determine fair value of retained interests based on valuation models obtained from outsourced service providers. Such valuation models take into account observable inputs if such inputs are available. Observable inputs, however, may not be available, in which case the valuation model estimates fair value using the present value of expected future cash flows using estimates of key assumptions, including forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties. If the carrying amounts of the servicing assets are greater than their fair values, impairment is recognized through a valuation allowance. If there has been an adverse cash flow change on residual interests, impairment is recognized. Since the valuations are based upon estimates and assumptions, any unfavorable differences between the actual outcome of the future performance of the sold loans and our estimates and assumptions could result in future impairment in excess of that currently recorded.

Goodwill

Business acquisitions often result in the recognition of goodwill, which represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. The Company performs this annual test as of September 30 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

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

As of September 30, 2007, we performed our annual goodwill impairment evaluation for the entire organization. Step one was performed by using a market value approach for the reporting units. In the market value approach, we determined the Company’s market capitalization and compared that to the Company’s stockholders’ equity.

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

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Dividend yield	0.58%	0.61%	0.60%
Volatility	29.21%	29.88%	29.03%
Risk-free interest rate	4.76%	4.72%	4.22%
Expected lives (years)	7.87	7.47	7.50

The expected life of the options is based on historical data of UCBH’s actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock and other factors. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. The decrease in average volatility rate is a result of UCBH’s stock price being more stable during the year ended December 31, 2007, as compared to same period in 2006. The increase in the risk free interest rate reflects the higher U.S. Treasury yields for the year ended December 31, 2007, as compared to the same period in 2006.

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

As part of the computation of the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses and the treatment of tax contingencies. There is a possibility that these estimates and assumptions may be disallowed as part of an audit by the various taxing authorities that the Company is subject to. Any differences between items taken as deductions in our tax provision computations and those allowed by the taxing authorities could result in additional income tax expense in future periods.

Asset Valuation

A significant number of the Company’s financial instruments are measured and carried at fair value. Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Wherever possible, we base our fair values on observable market prices or parameters derived from such prices or parameters. Where observable prices or inputs are not available, valuation models from outsourced service providers are utilized to assist the Company. The valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the respective financial instruments’ market and related complexity. Reliance on estimation and judgment increases in adverse market conditions with decreased liquidity, such as those experienced during the latter half of 2007. If such conditions exist through 2008, we would expect continued reliance on these judgments. As a result, the fair values that we have assigned to these assets may not necessarily represent amounts that could be ultimately realized upon their disposal.

Available for Sale Securities.  Securities that are held to meet investment objectives, such as interest rate risk and liquidity management, and may be sold to implement management strategies are classified as available for sale. The fair values of a significant portion of securities classified as available for sale are based on observable market prices. If observable market prices are unavailable, fair values are either extrapolated from the observable market prices of similar instruments or are derived based on valuations obtained from outsourced service providers utilized to assist the Company, which generally have as inputs (as applicable) interest rate yield curves, forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties. Any declines in fair value that are determined to be other-than-temporary result in a write-down of the security and a corresponding charge to noninterest income. During the fourth quarter of 2007, as a result of market conditions, the company recognized other than temporary impairment totaling $11.6 million.

Loans Held For Sale.  A loan is classified as being held-for-sale when it has been identified as either available to be sold or when it has been included in a pool of loans that are awaiting sale. As of December 31, 2007, only commercial real estate loans, SBA loans and residential mortgages were included in the portfolio. Loans held for sale are valued at the lower of cost or fair market value. Unless otherwise indicated, loans held for sale are not included in any of the disclosures or discussions that address the loan portfolio, including the allowance for loan losses, outstanding balances and portfolio performance indicators for loans held in portfolio.

Whenever UCB determines that a loan is for sale, the loan is transferred from loans held in portfolio to loans held for sale. At that time, UCB computes the market value of the loan and compares that value with the carrying amount of the loan. If the market value is less than the carrying amount, UCB writes down the carrying amount to the market value through a charge against our allowance for loan losses.

UCB uses outside service companies to assist in the determination of the market value of its held for sale loans. For SBA loans, the service performing the valuation uses market prices for similar loans to determine the value of the non-guaranteed portion of each loan. For commercial real estate loans, the outside service uses a collateralized mortgage-backed securities pricing matrix in which loans are converted to an equivalent investment using various key factors associated with the loan. These factors include the contractual interest rate, maturity date, loan to value ratio, and current credit risk rating of the loan, among others. The equivalent investment is then given a market value rating and an associated premium or discount is assigned to the loan. The related estimated selling costs associated with each loan are also included in the valuation calculation.

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

Recent Accounting Pronouncements

Accounting for Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In conjunction with the adoption of SFAS 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities, on a contract-by-contract basis, with changes in fair value reported in results of operations. The Company did not elect the fair value option for any of its financial assets or financial liabilities on the adoption date. As such, the adoption of SFAS 159 will not have a material impact on the Company’s financial position or results of operations.

Accounting for Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued in December 2007. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R).SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Accounting for Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, was issued in December 2007 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently evaluating the impact that adopting SFAS 160 will have on its financial statements.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. As a result of the implementation of Interpretation 48, the Company recorded approximately a $2.6 million decrease in the liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 goodwill.

As of January 1, 2007, the Company had approximately $3.0 million of total gross unrecognized tax benefits, including those benefits for which we established a reserve upon adoption of FIN 48. Of this total, $1.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense associated with unrecognized tax benefits is classified as other interest expense in the consolidated statement of income. Penalties associated with unrecognized tax benefits are classified as other expense in the consolidated statement of income.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on its consolidated financial position, results of operations or cash flows.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on its consolidated financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Financial Highlights (Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,				Year Ended December 31,
			Increase (Decrease)				Increase (Decrease)
	2007	2006	Amount	%	2006	2005	Amount	%

Operating Data:
Interest & dividend income:
Loans	$575,805	$448,650	$127,155	28.34	$448,650	$333,159	$115,491	34.67
Investment & mortgage-backed securities:
Taxable	88,043	62,418	25,625	41.05	62,418	55,369	7,049	12.73
Tax-exempt	14,907	10,717	4,190	39.10	10,717	10,617	100	0.94
FHLB stock	3,825	3,006	819	27.25	3,006	1,134	1,872	165.08
Funds sold	2,781	522	2,259	432.76	522	377	145	38.46
Due from bank	10,354	5,185	5,169	99.69	5,185	1,744	3,441	197.31
Securities purchased under agreements to resell	10,633	4,515	6,118	—	4,515	—	4,515	—

Total interest & dividend income	706,348	535,013	171,335	32.02	535,013	402,400	132,613	32.96

Interest expense:
Deposits	276,331	210,059	66,272	31.55	210,059	123,317	86,742	70.34
Securities sold under agreements to repurchase	15,308	5,313	9,995	188.12	5,313	—	5,313	—
Short-term borrowings and federal funds purchased	16,557	10,178	6,379	62.67	10,178	10,605	(427)	(4.03)
Subordinated debentures	23,333	12,106	11,227	92.74	12,106	9,353	2,753	29.43
Long-term borrowings	52,231	33,424	18,807	56.27	33,424	18,635	14,789	79.36

Total interest expense	383,760	271,080	112,680	41.57	271,080	161,910	109,170	67.43

Net interest income	322,588	263,933	58,655	22.22	263,933	240,490	23,443	9.75
Provision for loan losses	20,181	3,842	16,339	425.27	3,842	6,091	(2,249)	(36.92)

Net interest income after provision for loan losses	302,407	260,091	42,316	16.27	260,091	234,399	25,692	10.96

Noninterest income:
Commercial banking fees	19,972	15,444	4,528	29.32	15,444	10,607	4,837	45.60
Service charges on deposits	6,969	3,722	3,247	87.24	3,722	3,038	684	22.51
Gain (loss) on sale of securities, net	5,321	206	5,115	2,483.01	206	(5)	211	4,220.00
Gain on sale of SBA loans, net	2,500	2,930	(430)	(14.68)	2,930	3,356	(426)	(12.69)
Gain on sale of commercial & multifamily real estate loans, net	5,702	17,812	(12,110)	(67.99)	17,812	12,207	5,605	45.92
Lower of cost or market adjustment on loans held for sale, net	(303)	76	(379)	(498.68)	76	(1,152)	1,228	106.60
Impairment on available for sale securities, net	(11,593)	—	(11,593)	—	—	—	—	—
Equity loss in other equity investments, net	(3,023)	(1,106)	(1,917)	(173.33)	(1,106)	(2,296)	1,190	51.83
Acquisition termination fee	—	5,000	(5,000)	(100.00)	5,000	—	5,000	—
Other fees	5,124	3,059	2,065	67.51	3,059	929	2,130	229.28

Total noninterest income	30,669	47,143	(16,474)	(34.94)	47,143	26,684	20,459	76.67

Noninterest expense:
Personnel	98,048	88,616	9,432	10.64	88,616	60,152	28,464	47.32
Occupancy	21,209	16,189	5,020	31.01	16,189	12,238	3,951	32.28
Data processing	9,173	9,890	(717)	(7.25)	9,890	6,847	3,043	44.44
Furniture & equipment	8,644	7,100	1,544	21.75	7,100	6,534	566	8.66
Professional fees & contracted services	7,369	9,855	(2,486)	(25.23)	9,855	10,763	(908)	(8.44)
Deposit insurance	1,800	784	1,016	129.59	784	742	42	5.66
Communication	3,074	1,071	2,003	187.02	1,071	955	116	12.15
Core deposit intangible amortization	4,566	2,342	2,224	94.96	2,342	1,345	997	74.13
Loss (gain) on extinguishment of subordinated debentures & borrowings	—	(360)	360	(100.00)	(360)	1,246	(1,606)	(128.89)
Other general & administrative	23,937	19,933	4,004	20.09	19,933	16,091	3,842	23.88

Total noninterest expense	177,820	155,420	22,400	14.41	155,420	116,913	38,507	32.94

Income before income tax expense	155,256	151,814	3,442	2.27	151,814	144,170	7,644	5.30
Income tax expense	52,948	50,937	2,011	3.95	50,937	46,344	4,593	9.91

Net income	$102,308	$100,877	$1,431	1.42	$100,877	$97,826	$3,051	3.12

Per Share Data:
Basic earnings per share	$1.00	$1.07	$(0.07)	(6.54)	$1.07	$1.06	$0.01	0.94
Diluted earnings per share	0.97	1.03	(0.06)	(5.83)	1.03	1.02	0.01	0.98
Dividends declared per share	0.12	0.120	—	—	0.120	0.100	0.020	20.00

	Year Ended December 31,					Year Ended December 31,
			Increase (Decrease)					Increase (Decrease)
	2007	2006	Amount		%	2006	2005	Amount		%

Operating Ratios and Other Data:
Return on average assets	0.97%	1.23%	(22	)bp*	(18.02)	1.23%	1.40%	(17	)bp*	(12.14)
Return on average equity	11.55	15.59	(360)		(23.08)	15.59	18.42	(283)		(15.36)
Efficiency ratio(1)	50.34	49.96	20		0.40	49.96	43.76	620		14.17
Noninterest expense to average assets	1.69	1.89	(21)		(10.97)	1.89	1.68	21		12.50
Average equity to average assets	8.41	7.88	53		6.73	7.88	7.61	27		3.55
Dividend payout ratio(2)	12.37	11.65	72		6.18	11.65	9.80	185		18.88
Net loan charge-offs to average loans held in portfolio	0.13	0.17	(4)		(24.71)	0.17	0.03	14		466.67
Interest rate spread(3)	2.89	2.98	(9)		(3.02)	2.98	3.33	(35)		(10.51)
Net interest margin(3)	3.36	3.45	(9)		(2.61)	3.45	3.66	(21)		(5.74)

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $22.9 million, $16.5 million and $15.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

*	Basis point

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The consolidated net income of the Company for the year ended December 31, 2007, increased modestly by $1.4 million, or 1.4%, to $102.3 million, compared to $100.9 million for the same period in 2006. The modest increase in net income was the result of increase in loan loss provision and realized losses on certain collateralized debt obligations that were deemed impaired in the fourth quarter of 2007 as a result of credit downgrades. The ROE and ROA ratios for the year ended December 31, 2007, were 11.55% and 0.97%, respectively. These amounts compare with the ROE ratio of 15.59% and the ROA ratio of 1.23% for the year ended December 31, 2006. During the fourth quarter of 2007, the Company recorded an $11.6 million other than temporary impairment charge on two of its collateralized debt obligations. In addition, as a result of credit deterioration in certain of its construction loans, the Company recorded a $14.0 million provision for loan losses in the fourth quarter of 2007. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and acquisitions that were consummated in the latter part of 2007 as well as a result of the CDO writedown and increase loan loss provisions recorded in the fourth quarter of 2007. The efficiency ratio was 50.34% for the year ended December 31, 2007, compared with 49.96% for the same period in 2006. The higher efficiency ratio is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share were $0.97 and $1.03 for the years ended December 31, 2007 and 2006, respectively.

Net Interest Income and Net Interest Margin.  The increase in net interest income for the year ended December 31, 2007, compared to the same period in 2006 was principally due to a $2.02 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with the CAB acquisition. The average cost of deposits increased 36 basis points from 3.37% for the year ended December 31, 2006, to 3.73% for the year ended December 31, 2007, as a result of an increase in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 44 basis point increase in average loan yields reflecting the repricing of adjustable-rate loans as market interest rate indices rose during parts of 2007. The yield on taxable securities also increased for the year ended December 31, 2007, compared to the same period in 2006 as a result of purchases of higher-yielding securities during 2007.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the year ended December 31, 2007 and 2006 (dollars in thousands):

	2007				2006
				Average				Average
			Interest	Yields			Interest	Yields
	Average		Income/	Earned/	Average		Income/	Earned/
	Balance		Expense	Rates Paid	Balance		Expense	Rates Paid

Nontaxable equivalent basis:
Interest-earning assets
Loans(1)(2)	$7,363,435		$575,805	7.82%	$6,079,574		$448,650	7.38%
Taxable securities(3)	1,727,075		88,043	5.10	1,296,231		62,418	4.82
Tax-exempt securities(3)	304,342		14,907	4.90	224,295		10,717	4.78
FHLB Stock	72,820		3,825	5.25	48,645		3,006	6.18
Securities purchased under agreements to resell	159,657		10,633	6.66	60,822		4,515	7.42
Other	214,651		13,135	6.12	117,096		5,707	4.87

Total interest-earning assets	9,841,980		706,348	7.18	7,826,663		535,013	6.84
Noninterest-earning assets	688,180		—		382,187		—

Total assets	$10,530,160		$706,348		$8,208,850		$535,013

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,531,449		$51,535	3.37	$1,300,150		$41,282	3.18
Savings accounts	726,168		7,117	0.98	713,068		9,527	1.34
Time deposits	4,380,809		217,679	4.97	3,677,491		159,250	4.33

Total interest-bearing deposits	6,638,426		276,331	4.16	5,690,709		210,059	3.69
Securities sold under agreements to repurchase	400,614		15,308	3.82	152,059		5,313	3.49
Short-term borrowings and federal funds purchased	324,962		16,557	5.10	224,883		10,178	4.53
Long- term borrowings	1,113,881		52,231	4.69	683,978		33,424	4.89
Subordinated debentures	312,889		23,333	7.46	152,136		12,106	7.96

Total interest-bearing liabilities	8,790,772		383,760	4.37	6,903,765		271,080	3.93
Noninterest-bearing deposits	767,641		—		544,910		—
Other noninterest-bearing liabilities	86,316		—		113,089		—
Stockholders’ equity	885,431		—		647,086		—

Total liabilities and stockholders’ equity	$10,530,160		$383,760		$8,208,850		$271,080

Net interest-earning assets/net interest income/net interest rate spread(4)	$1,051,208		$322,588	2.81%	$922,898		$263,933	2.91%

Net interest margin(5)				3.28%				3.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.12	x			1.13	x

Tax equivalent basis:
Total interest-earning assets(6)	$9,841,980		$714,374	7.26%	$7,826,663		$540,784	6.91%
Total interest-bearing liabilities	8,790,772		383,760	4.37	6,903,765		271,080	3.93

Net interest-earning assets/net interest income/net interest rate spread(4)	$1,051,208		$330,614	2.89%	$922,898		$269,704	2.98%

Net interest margin(5)				3.36%				3.45%

Average cost of deposits:
Total interest-bearing deposits	$6,638,426		$276,331	4.16%	$5,690,709		$210,059	3.69%
Noninterest-bearing deposits	767,641		—		544,910		—

Total deposits	$7,406,067		$276,331	3.73%	$6,235,619		$210,059	3.37%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from tax-exempt securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $22.9 million and $16.5 million for the years ended December 31, 2007 and 2006, respectively.

The decline in the net interest margin for the year ended December 31, 2007, compared to same period in 2006 reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the runoff of savings accounts due to the current market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers, all of which were partially offset by higher loan yields.

The net interest margin, calculated on a tax equivalent basis, was 3.36% for the year ended December 31, 2007, as compared to 3.45% for 2006. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets. The net interest margin decline reflects the impact of increased costs of money market accounts and certificates of deposit resulting from higher market interest rates, the change in the composition of deposits and the procurement of costlier certificates of deposit from brokers partially offset by higher loan yields, and decreases in interest rates causing deposits to reprice faster than loans.

Average interest-earning assets for the year ended December 31, 2007, increased 25.8% compared to the year ended December 31, 2006, primarily as a result of organic construction and business loan growth and the assets acquired from the CAB and BDB acquisitions. Average outstanding loans increased by $1.28 billion for the year ended December 31, 2007, from the year ended December 31, 2006, principally as a result of UCB’s continued focus on commercial lending activities. Average commercial loan balances increased 24.8% compared to the corresponding period of 2006, primarily due to UCB’s past emphasis on commercial real estate, continued emphasis on commercial business loans, expansion of its Hong Kong branch and from the CAB and BDB acquisitions. Average consumer loans for the year ended December 31, 2007, decreased $73.8 million, or 12.1%, compared to the same period in 2006. As of December 31, 2007, total loans represented 67.8% of total assets. New loan commitments of $4.12 billion for the year ended December 31, 2007, were comprised of $3.91 billion in commercial loan commitments and $201.8 million in consumer loan commitments.

Average investment and mortgage-backed securities for the year ended December 31, 2007, increased $510.9 million, or 33.6%, from the year ended December 31, 2006. In preparation for the closing of the acquisitions of Summit and The Chinese American Bank, the Company increased its securities portfolio in the fourth quarter of 2006. The Company experienced a reduction in the securities portfolio during the first and early second quarter of 2007 as Summit was integrated into UCB and as The Chinese American Bank acquisition closed. One of the Company’s long-term goals is to reduce the investment and mortgage-backed securities portfolio to a range of 10% to 15% of total assets.

Average total deposits increased $1.17 billion, or 18.8%, for the year ended December 31, 2007, from the year ended December 31, 2006, reflecting UCB’s ongoing focus on the generation of commercial and consumer demand deposits and from the CAB and BDB acquisitions. In addition, UCB also had $163.5 million in brokered deposits at December 31, 2007. Average interest-bearing deposits increased to $6.64 billion for the year ended December 31, 2007, up 16.7% from the year ended December 31, 2006, and average noninterest-bearing deposits increased to $767.6 million, up 40.9% for the year ended December 31, 2007, compared to the year ended December 31, 2006.

The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2007 to 2006, are as follows (dollars in thousands):

	Year Ended December 31, 2007
	Compared to 2006
	Changes due to
	Volume	Rate	Total

Interest income:
Loans	$94,744	$32,411	$127,155
Taxable securities	20,747	4,878	25,625
Tax-exempt securities	3,825	365	4,190
FHLB stock	1,494	(675)	819
Securities purchased under agreements to resell	7,337	(1,219)	6,118
Other	4,755	2,673	7,428

Total interest income on interest-earning assets	132,902	38,433	171,335

Interest expense:
Deposits:
NOW, checking, and money market accounts	7,344	2,909	10,253
Savings accounts	175	(2,585)	(2,410)
Time deposits	30,456	27,973	58,429
Securities sold under agreements to repurchase	8,685	1,310	9,995
Short-term borrowings and federal funds purchased	4,529	1,850	6,379
Long-term borrowings	21,008	(2,201)	18,807
Subordinated debentures	12,792	(1,565)	11,227

Total interest expense on interest-bearing liabilities	84,989	27,691	112,680

Increase (decrease) in net interest income	$47,913	$10,742	$58,655

Provision for Loan Losses.  The provision for loan losses was $20.2 million for 2007, as compared to $3.8 million for 2006. Of the total 2007 provision, $14.0 million was recorded in the fourth quarter of 2007. While the Company is not directly involved in sub-prime lending activities, current economic pressures on housing and land values in certain California markets such as the Inland Empire, Central Valley and Sacramento area have impacted a certain segment of the overall loan portfolio. Approximately 10% of the loan portfolio is concentrated in these stressed California markets, and the Company has noted an increase in loan delinquencies and some migration to criticized credit categories that are predominately related to construction lending. Therefore, in the fourth quarter of 2007, the Company increased its specific valuation allowances by $4.4 million, and increased its economic surcharge factors by $4.3 million, which included $3.3 million specifically related to the construction portfolio. However, year over year changes in loss factors did not materially impact the provision for loan losses. The increase was the result of an increase in classified loans and specific reserves on impaired loans.

For the year ended December 31, 2007, net charge-offs were $9.26 million, a decrease of $0.96 million from the $10.22 million of net charge-offs for the year ended December 31, 2006. Net charge-offs as a percentage of average loans held in portfolio was 0.13% for the year ended December 31, 2007, as compared to 0.17% for the year ended December 31, 2006, a decrease of 4 basis points as compared to 2006. The provision for loan losses was $10.9 million greater than net charge-offs for the year December 31, 2007, which resulted in a corresponding increase in the Company’s allowance for loan losses.

See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.

Noninterest Income.  Noninterest income decreased by $16.5 million, or 34.9%, for the year ended December 31, 2007, compared to the same period in 2006. Noninterest income in 2007 included an $11.6 million charge for realized losses on two of our collateralized debt obligations. Noninterest income in 2006 included a $5.0 million acquisition termination fee from Great Eastern Bank and $1.6 million of interest income related to refunds from amended income tax returns. Commercial banking fees increased to $20.0 million for the year ended December 31, 2007, compared to $15.4 million for the same period in 2006. The increase reflects the growth in trade finance activity, merchant card activity, other commercial banking fees and fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans decreased to $5.7 million for the year ended December 31, 2007, from $17.8 million for the same period in 2006. The lower of cost or market adjustment related to loans held for sale reflects a $303,000 loss related to loans transferred from held for sale to held in portfolio for the year ended December 31, 2007, compared to a $76,000 recovery related to previously recognized write down of loans held for sale to market for the same period in 2006. Additionally, UCB had an increase for equity losses in other equity investments to $3.0 million for the year ended December 31, 2007, from $1.1 million for the same period in 2006.

Noninterest Expense.  Noninterest expense increased $22.4 million, or 14.4%, for the year ended December 31, 2007, compared to the same period in 2006. For the year ended December 31, 2007, personnel expenses increased $9.4 million, or 10.6%, from the same period in 2006 due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Summit Bank, CAB and BDB acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Occupancy expenses increased $5.0 million, or 31.0%, for the year ended December 31, 2007, compared to the same period in 2006 as a result of the opening of new branches and the operations of Summit Bank, CAB and BDB. Core deposit intangible amortization increased $2.2 million, or 95.0%, for the year ended December 31, 2007, compared to the same period in 2007 as a result of the additional amortization of the core deposit intangibles associated with the Summit Bank and CAB acquisitions. Other general and administrative expenses increased by $4.0 million, or 20.1%, for the year ended December 31, 2007, compared to the same period in 2006 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses.

Income Tax Expense.  The effective tax rate for the year ended December 31, 2007, was 34.1% compared with 33.6% for the year ended December 31, 2006. The effective tax rate for the year ended December 31, 2006, reflects an income tax benefit of $4.0 million related to additional Enterprise Zone tax benefits realized in 2006. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

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

Income Tax Expense.  The effective tax rate for the year ended December 31, 2006, was 33.6%, compared with 32.1% for the year ended December 31, 2005. The effective tax rate for the year ended December 31, 2006, reflects an income tax benefit of $4.0 million related to additional Enterprise Zone tax benefits realized during 2006. The effective tax rate for the year ended December 31, 2005, reflects an income tax benefit of $3.9 million related to UCB’s decision to repatriate earnings from a foreign subsidiary. The effective tax rates are generally lower than the combined federal and state statutory rate of 42.0%, primarily due to federal and state tax credits and incentives, and tax-exempt income.

BUSINESS SEGMENT RESULTS

Currently, UCB comprises substantially all of the Company’s operations. In addition, no portion of UCB meets the thresholds designated by generally accepted accounting principles for separate segment disclosures. As a result, the previous discussion of the results of operations and the subsequent balance sheet analyses are applicable to UCB as well as to the Company. See Note 29 to the Consolidated Financial Statements for additional information on the Company’s segments.

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

Investments permitted by the A/L Policy include United States Government obligations, United States Government sponsored enterprises securities, municipal obligations, investment grade securities, commercial paper, corporate debt and money market mutual funds. Other securities include residual interests in a CRE securitization, private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities, collateralized loan obligation, FNMA and FHLMC preferred stock, and interest-only strips from SBA loans. UCB’s Board of Directors has directed management to invest in securities with the objective of optimizing the yield on investments that appropriately balances the risk-based capital utilization and interest rate sensitivity. The A/L Policy requires that all securities be of investment grade at the time of purchase.

The amortized cost and market value of the Investment Securities Portfolio at December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Investment securities available for sale:
Agency preferred stock	$23,466	$20,149	$—	$—	$—	$—
Collateralized debt obligations	31,433	28,731	38,445	38,134	—	—
Trust preferred securities	—	—	—	—	33,443	32,946
U.S. Government sponsored enterprises notes	446,916	447,227	588,621	583,040	159,655	155,185
U.S. Government sponsored enterprises discount notes	—		249,024	249,085	—	—
U.S. Treasury Bill	—		73,183	73,200	—	—
Municipals	246,632	244,409	58,325	58,325	—	—
Commercial paper	—		49,952	49,952	—	—
Other	10,000	8,950	10,000	9,875	11,012	10,911

Total investment securities available for sale	758,447	749,466	1,067,550	1,061,611	204,110	199,042

Mortgage-backed securities available for sale:
FNMA	559,979	556,138	515,711	502,697	355,135	344,190
GNMA	77,478	75,733	87,866	84,605	88,184	85,033
FHLMC	241,243	235,874	313,991	304,284	302,540	292,316
CMBS	390,112	385,448	—	—	—	—
Other	188,006	185,696	200,832	196,259	202,264	197,143

Total mortgage-backed securities available for sale	1,456,818	1,438,889	1,118,400	1,087,845	948,123	918,682

Total investment and mortgage-backed securities available for sale	2,215,265	2,188,355	2,185,950	2,149,456	1,152,233	1,117,724

Investment securities held to maturity:
Municipals	212,647	218,631	222,638	229,358	225,573	232,279

	2007		2006		2005
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

Mortgage-backed securities held to maturity:
FNMA	4,090	3,989	4,372	4,200	5,112	4,923
GNMA	54,326	53,255	63,122	61,367	77,261	76,133
FHLMC	422	411	541	521	662	639

Total mortgage-backed securities held to maturity	58,838	57,655	68,035	66,088	83,035	81,695

Total investment and mortgage-backed securities held to maturity	271,485	276,286	290,673	295,446	308,608	313,974

Total investment and mortgage-backed securities	$2,486,750	$2,464,641	$2,476,623	$2,444,902	$1,460,841	$1,431,698

As of December 31, 2007, the amortized cost and the market value of the AFS Investment Securities Portfolio were $2.22 billion and $2.19 billion, respectively. The total net of tax unrealized loss on these securities was $15.6 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net gain of $4.8 million, has not been recognized in the financial statements as of December 31, 2007. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or Federal Home Loan Bank. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GNMA and Federal Home Loan Mortgage Corporation (“FHLMC”), as well as certain collateralized mortgage obligations. These securities are collateralized by commercial real estate, multi-family mortgage and residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA, AA, or A. Although certain securities were downgraded by credit rating agencies during the latter half of 2007, management has performed additional analysis on a security by security basis and has concluded that there is no other than temporary impairment associated with these securities. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity. The ratings downgrades of certain monoline insurers and uncertainties of ratings of monoline insurers in general have contributed to a decline in the fair value of certain municipal bonds.

Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale are comprised of private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities, FNMA and FHLMC preferred stock, and interest-only strips from SBA loans.

Collateralized debt obligations (“CDO”) with an amortized cost basis of $31.4 million and carrying value of $28.7 million at December 31, 2007, include REIT TPS and bank TPS and which are included in our available-for-sale investment securities. The carrying value at December 31, 2007 reflects the $11.6 million other than temporary impairment charge that was recognized on two CDO’s and which was reflected in our fourth quarter 2007 results of operations.

UCB has the intent and ability to hold its available-for-sale securities until recovery of the par amount, which could be maturity. As such, with the exception of the two CDO’s cited in the previous paragraph, UCB has concluded that the decline in value on such available-for-sale securities is temporary.

The carrying value, weighted average yields and contractual maturities of the Investment Securities Portfolio at December 31, 2007, were as follows (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Investment securities available for sale:
Agency preferred stock	$—	—%	$—	—%	$—	—%	$20,149	7.22%	$20,149	7.22%
Collateralized debt obligations	—	—	—	—	—	—	28,731	6.44%	28,731	6.44
U.S. Government sponsored enterprises notes	3,972	3.35	47,839	4.11	345,562	5.04	49,854	5.20	447,227	4.94
Municipals	310	4.80	—	—	2,972	4.04	241,127	4.56	244,409	4.55
Other	—	—	—	—	—	—	8,950	5.87	8,950	5.87

Total investment securities available for sale	4,282	3.46	47,839	4.11	348,534	5.03	348,811	5.03	749,466	4.96

Mortgage-backed securities available for sale:
FNMA	—	—	4,262	3.91	180,148	5.72	371,728	4.82	556,138	5.11
GNMA	—	—	—	—	—	—	75,733	4.38	75,733	4.38
FHLMC	—	—	4,572	3.50	29,177	4.69	202,125	4.53	235,874	4.53
CMBS	—	—	—	—	—	—	385,448	4.99	385,448	4.99
Other	—	—	—	—	—	—	185,696	5.31	185,696	5.31

Total mortgage-backed securities available for sale	—	—	8,834	3.69	209,325	5.58	1,220,730	4.87	1,438,889	4.97

Total investment and mortgage-backed securities available for sale	4,282	3.46	56,673	4.05	557,859	5.24	1,569,541	4.91	2,188,355	4.97

Investment securities held to maturity:
Municipals(1)	—	—	—	—	6,783	4.12	205,864	4.75	212,647	4.73

Mortgage-backed securities held to maturity:
FNMA	—	—	—	—	—	—	4,090	4.75	4,090	4.75
GNMA	—	—	—	—	—	—	54,326	4.94	54,326	4.94
FHLMC	—	—	—	—	—	—	422	4.50	422	4.50

Total mortgage-backed securities held to maturity	—	—	—	—	—	—	58,838	4.93	58,838	4.93

Total investment and mortgage-backed securities held to maturity	—	—	—	—	6,783	4.12	264,702	4.79	271,485	4.77

Total investment and mortgage-backed securities	$4,282	3.46%	$56,673	4.05%	$564,642	5.22%	$1,834,243	4.89%	$2,459,840	4.94%

(1)	Weighted average yield is calculated on a nontax equivalent basis.

Loans

The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,317,501	29.59	$2,341,572	35.29	$2,307,381	39.52	$1,943,868	47.99	$1,704,138	45.18
Secured by real estate — multifamily	1,186,177	15.14	1,275,594	19.22	1,506,848	25.81	866,079	21.38	1,161,512	30.80
Construction	1,666,550	21.28	1,054,302	15.89	494,841	8.47	289,936	7.16	292,563	7.76
Business	2,076,597	26.51	1,461,322	22.02	863,935	14.80	468,128	11.56	296,026	7.85

Total commercial	7,246,825	92.52	6,132,790	92.42	5,173,005	88.60	3,568,011	88.09	3,454,239	91.59

Consumer:
Residential mortgage (one-to-four family)	518,674	6.62	448,895	6.76	613,988	10.52	434,423	10.72	273,431	7.25
Other	66,651	0.86	53,975	0.82	51,667	0.88	48,307	1.19	43,711	1.16

Total consumer	585,325	7.48	502,870	7.58	665,655	11.40	482,730	11.91	317,142	8.41

Loans held in portfolio(1)	7,832,150	100.00	6,635,660	100.00	5,838,660	100.00	4,050,741	100.00	3,771,381	100.00

Allowance for loan losses	(80,584)		(62,015)		(64,542)		(56,472)		(58,126)

Net loans held in portfolio	$7,751,566		$6,573,645		$5,774,118		$3,994,269		$3,713,255

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $17.9 million, $25.8 million, $7.4 million, $7.3 million and $8.6 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

During the year ended December 31, 2007, loans held in portfolio increased by $1.20 billion. This increase resulted primarily from organic growth in commercial construction and business loans and $402.0 million of loans from the CAB and BDB acquisitions, which was offset by a transfer of commercial real estate loans of $183.6 million from held in portfolio to held for sale, securitization of $402.4 million of commercial real estate loans and $176.9 million of multifamily loans. Commercial loans at December 31, 2007, increased 18.2% from the December 31, 2006, balance. Consumer loans increased 16.4% at December 31, 2007, from the December 31, 2006, balance. At December 31, 2007 and 2006, UCB had cash secured loans of $284.5 million and $292.0 million, respectively, which were primarily commercial business loans.

In connection with its credit risk management efforts, UCB will periodically sell and securitize commercial real estate loans to help manage its loan concentrations. As a result, UCB periodically identifies certain loans that it intends to sell. When such a determination is made, these loans are classified as held for sale. During the year ended December 31, 2007, UCB transferred $207.0 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $79.1 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the year ended December 31, 2007. The components of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at December 31, 2007, 2006, 2005 and 2004, are as follows (dollars in thousands):

	2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$175,101	98.85	$141,348	98.94	$154,087	98.31	$26,882	8.25
Secured by real estate — multifamily	—	—	—	—	—	—	295,788	90.73
Business	1,109	0.63	1,203	0.84	2,653	1.69	3,337	1.02

Total commercial	176,210	99.48	142,551	99.78	156,740	100.00	326,007	100.00

Consumer:
Residential mortgage (one-to-four family)	927	0.52	310	0.22	—	—	—	—

Loans held for sale(1)	$177,137	100.00	$142,861	100.00	$156,740	100.00	$326,007	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $322,000, $213,000 and $372,000 at December 31, 2007, 2006 and 2005, respectively, and net unamortized deferred loan costs of $535,000 at December 31, 2004.

Consistent with UCB’s stated long-term objectives for the next five years, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.

During the fourth quarter of 2007, we completed our first commercial real estate loan securitization. The loan securitization was executed through a newly established trust, United Commercial Mortgage Securities, LLC, to allow us to reduce our concentration in commercial real estate loans, as well as to reduce our loan to deposit ratio and enhance our liquidity position. The commercial real estate securitization amounted to $402.4 million, with the resultant securities being included in our available-for-sale investment securities portfolio. In connection with this securitization, we charged off approximately $1.6 million against the allowance for loan losses in the fourth quarter of 2007. In addition to our commercial real estate securitization, we securitized $176.9 million in multi-family loans during 2007, with the resultant securities included in our available-for-sale investment securities portfolio.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest rate type and percentage of gross loans held in portfolio at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Adjustable-rate loans	$5,000,318	63.70	$3,749,132	56.28	$2,951,945	50.50	$2,603,889	64.17	$2,679,428	70.88
Hybrid rate loans	1,280,340	16.31	1,444,072	21.68	1,711,915	29.28	881,744	21.73	563,570	14.91
Fixed-rate loans	1,569,427	19.99	1,468,275	22.04	1,182,198	20.22	572,419	14.10	537,027	14.21

Gross loans held in portfolio(1)	$7,850,085	100.00	$6,661,479	100.00	$5,846,058	100.00	$4,058,052	100.00	$3,780,025	100.00

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $17.9 million, $25.8 million, $7.4 million, $7.3 million, and $8.6 million at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

The components of gross loans held in portfolio by interest type for each major loan category at December 31, 2007, were as follows (dollars in thousands):

	Adjustable	Hybrid	Fixed	Total

Commercial:
Secured by real estate — nonresidential	$963,116	$365,919	$1,001,411	$2,330,446
Secured by real estate — multifamily	421,672	667,331	94,451	1,183,454
Construction	1,620,910	—	52,525	1,673,435
Business	1,864,266	6,522	206,015	2,076,803

Total commercial	4,869,964	1,039,772	1,354,402	7,264,138

Consumer:
Residential mortgage (one-to-four family)	67,078	240,568	211,552	519,198
Other	63,276	—	3,473	66,749

Total consumer	130,354	240,568	215,025	585,947

Gross loans held in portfolio(1)	$5,000,318	$1,280,340	$1,569,427	$7,850,085

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $17.9 million at December 31, 2007.

Adjustable-rate loans increased $1.3 billion from December 31, 2006, to December 31, 2007. The decrease of $163.7 million in hybrid loans from December 31, 2006, to December 31, 2007, is a result of decreased market demand for that loan product. Fixed-rate loans increased $101.2 million from December 31, 2006, to December 31, 2007.

The estimated impact of repricing of loans held in portfolio at December 31, 2007, is as follows (dollars in thousands):

		After One	After Three	After Five	After Ten
		Year	Years	Years	Years	After
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total

Commercial:
Secured by real estate — nonresidential	$1,048,008	$321,107	$302,630	$79,155	$42,506	$537,040	$2,330,446
Secured by real estate — multifamily	423,339	287,957	351,901	89,148	31,109	—	1,183,454
Construction	1,643,098	30,337	—	—	—	—	1,673,435
Business	1,975,429	30,032	32,586	8,234	7,788	22,734	2,076,803

Total commercial	5,089,874	669,433	687,117	176,537	81,403	559,774	7,264,138

Consumer:
Residential mortgage (one-to-four family)	67,610	103,731	78,354	71,069	101,061	97,373	519,198
Other	65,309	551	391	—	—	498	66,749

Total consumer	132,919	104,282	78,745	71,069	101,061	97,871	585,947

Gross loans held in portfolio	$5,222,793	$773,715	$765,862	$247,606	$182,464	$657,645	$7,850,085

Net deferred loan fees, purchase premiums and discounts							(17,935)

Loans held in portfolio							7,832,150
Allowance for loan losses							(80,584)

Net loans held in portfolio							$7,751,566

Adjustable-rate mortgages are shown in the period in which they reprice, rather than when they become due, with the exception of adjustable-rate loans that have reached a contractual floor. Loans that are at the floor level and fixed-rate loans are shown in the period they become due. The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

The contractual maturity of loans held in portfolio at December 31, 2007, is as follows (dollars in thousands):

		After One	After Three	After Five	After Ten
		Year	Years	Years	Years	After
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total

Commercial:
Secured by real estate — nonresidential	$415,544	$328,113	$169,488	$196,537	$136,541	$1,084,223	$2,330,446
Secured by real estate — multifamily	11,174	7,731	9,380	1,039,669	72,814	42,686	1,183,454
Construction	1,298,747	347,132	4,585	22,971	—	—	1,673,435
Business	1,698,352	169,584	93,340	69,449	19,255	26,823	2,076,803

Total commercial	3,423,817	852,560	276,793	1,328,626	228,610	1,153,732	7,264,138

Consumer:
Residential mortgage (one-to-four family)	307	1,558	1,121	18,197	114,977	383,038	519,198
Other	15,400	809	2,471	1,982	7,323	38,764	66,749

Total consumer	15,707	2,367	3,592	20,179	122,300	421,802	585,947

Gross loans held in portfolio	$3,439,524	$854,927	$280,385	$1,348,805	$350,910	$1,575,534	$7,850,085

Net deferred loan fees, purchase premium and discounts							(17,935)

Loans held in portfolio							7,832,150
Allowance for loan losses							(80,584)

Net loans held in portfolio							$7,751,566

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

The contractual maturity of loans held in portfolio by interest type at December 31, 2007, is as follows (dollars in thousands):

		After One	After Three	After Five	After Ten
		Year	Years	Years	Years	After
	Within	Through	Through	Through	Through	Twenty
	One Year	Three Years	Five Years	Ten Years	Twenty Years	Years	Total

Adjustable-rate loans	$3,217,048	$650,171	$120,476	$527,325	$121,359	$363,939	$5,000,318
Hybrid rate loans	—	3,123	7,403	667,537	47,786	554,491	1,280,340
Fixed-rate loans	222,476	201,633	152,206	153,943	181,765	657,104	1,569,427

Gross loans held in portfolio	$3,439,524	$854,927	$280,385	$1,348,805	$350,910	$1,575,534	$7,850,085

Net deferred loan fees, purchase premium and discounts							(17,935)

Loans held in portfolio							7,832,150
Allowance for loan losses							(80,584)

Net loans held in portfolio							$7,751,566

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

Loan commitments related to loans held for sale and held in portfolio for years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007	2006	2005

Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$55,047	$45,602	$62,027
Secured by real estate — multifamily	—	—	489,968

Total commercial loans	55,047	45,602	551,995

Consumer:
Residential mortgage (one-to-four family)	2,504	3,904	325

Total loans held for sale commitments(1)	57,551	49,506	552,320

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	998,831	857,735	1,080,502
Secured by real estate — multifamily	380,287	241,067	591,449
Construction	1,292,327	1,064,113	694,472
Business	1,186,963	1,176,155	763,701

Total commercial loans	3,858,408	3,339,070	3,130,124

Consumer:
Residential mortgage (one-to-four family)	156,596	90,914	188,309
Other	42,714	33,768	40,376

Total consumer loans	199,310	124,682	228,685

Total loans held in portfolio commitments(1)	4,057,718	3,463,752	3,358,809

Total loan commitments(1)	$4,115,269	$3,513,258	$3,911,129

(1)	Amounts do not reflect commitments related to loan participations.

Foreign Outstandings

Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Country distributions are based on the location of the obligor. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. Other than China, there was no other foreign country with cross-border exposure greater than 0.75%. The cross-border exposure exceeding 1.00% of our total assets as of December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

		Banks and
	Governments	Other	Commercial			% of
	and Official	Financial	and	Other		Total
	Institutions	Institutions	Industrial	Loans	Total	Assets

China:
December 31, 2007	$10,885	$50,470	$791,457	$12,578	$865,390	7.33
December 31, 2006	6,510	16,111	470,847	19,052	512,520	4.95
December 31, 2005	14,446	15,304	277,698	12,822	320,270	4.02

Deposits

The balances and rates paid for categories of deposits at December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

NOW, checking and money market accounts	$2,417,630	1.91%	$2,194,176	2.18%	$1,784,065	1.65%
Savings accounts	986,664	1.94	942,672	2.14	946,714	1.85
Time deposits:
Less than $100,000	1,423,935	4.48	1,410,162	4.60	1,203,001	2.69
$100,000 or greater	2,953,011	4.60	2,655,835	4.91	2,330,389	3.98

Total time deposits	4,376,946	4.56	4,065,997	4.80	3,533,390	3.54

Total deposits	$7,781,240	3.40%	$7,202,845	3.66%	$6,264,169	2.75%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At December 31, 2007, 56.2% of UCB’s deposits were time deposits, 31.1% were negotiable order of withdrawal (“NOW”) accounts, checking and money market accounts, and 12.7% were savings accounts. By comparison, at December 31, 2006, 56.4% of UCB’s deposits were time deposits, 30.5% were NOW accounts, demand deposits and money market accounts, and 13.1% were savings accounts. With the exception of state and federal government entities contributing 6.8% to total deposits, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at December 31, 2007, are $2.95 billion of deposits of $100,000 or greater, compared to $2.66 billion at December 31, 2006. Such deposits made up 38.0% of total deposits at December 31, 2007, compared to 36.9% at December 31, 2006. Also included in time deposits are $163.51 million and $179.3 million of brokered deposits at December 31, 2007 and 2006, respectively.

Our average cost of deposits for the year ended December 31, 2007, was 3.73% as compared to 3.37% for 2006 and 2.22% for 2005. Our average interest rate paid on deposits was 3.40%, 3.66% and 2.75% at December 31, 2007, 2006 and 2005, respectively.

Core deposits increased 8.5% to $3.40 billion at December 31, 2007, compared to $3.14 billion at December 31, 2006. Core deposits include NOW accounts, checking and money market accounts, and savings accounts. This growth in core deposits resulted primarily from the acquisition of CAB, which added a total of $30.5 million in core deposits, and also from UCB’s continued focus on developing new commercial customer relationships and further expansion into UCB’s niche market, which are areas with high concentrations of Asians. Time deposits increased 7.7% to $4.38 billion at December 31, 2007, from $4.07 billion at December 31, 2006, primarily as a result of the CAB and BDB acquisitions, which added a total of $191.1 million, and further expansion that UCB has made in its niche markets.

The remaining maturities on time deposits of $100,000 or greater as of December 31, 2007, are as follows (dollars in thousands):

Three months or less	$1,847,068
Over three months through six months	826,160
Over six months through twelve months	246,059
Over twelve months	33,724

Total	$2,953,011

The average balances and rates paid for categories of deposits in U.S. banking offices for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007		2006		2005
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$1,515,832	3.38%	$1,290,636	3.18%	$1,085,608	1.88%
Savings accounts	604,777	1.10	626,058	1.19	806,315	1.15
Time deposits	3,641,268	4.86	3,110,865	4.23	2,805,296	2.85
Noninterest-bearing demand deposits	767,877	—	545,092	—	448,409	—

Total deposits	$6,529,754	3.60%	$5,572,651	3.23%	$5,145,628	2.13%

The average balances and rates paid for categories of deposits in foreign banking offices for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007		2006		2005
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$15,381	2.05%	$9,332	2.61%	$10,248	1.20%
Time deposits and savings accounts	860,932	4.84	653,636	4.56	399,616	3.40

Total deposits	$876,313	4.79%	$662,968	4.54%	$409,864	3.34%

Time deposits of $100,000 or greater at foreign banking offices were $705.5 million, $551.6 million and $365.1 million at December 31, 2007, 2006 and 2005, respectively. Additionally, domestic banking offices had $509.9 million, $433.9 million and $334.7 million of deposits from foreign depositors at December 31, 2007, 2006 and 2005, respectively.

Borrowings

Borrowings for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007	2006	2005

Securities sold under agreements to repurchase:
Average balance outstanding	$400,615	$162,124	—
Maximum amount outstanding at any month end period	650,000	401,600	—
Balance outstanding at end of period	650,000	401,600	—
Weighted average interest rate during the period	4.21%	3.56%	—%
Weighted average interest rate at end of period	4.04%	3.71%	—%
Weighted average remaining term to maturity at end of period (in years)	8.63	6.1	—
Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$299,713	$224,234	$301,400
Maximum amount outstanding at any month end period	637,787	654,636	566,169
Balance outstanding at end of period	414,532	654,636	279,425
Weighted average interest rate during the period	5.15%	4.52%	3.51%
Weighted average interest rate at end of period	4.05%	5.21%	4.09%
Weighted average remaining term to maturity at end of period (in years)	0.1	—	—
Long-term borrowings:
FHLB advances:
Average balance outstanding	$1,113,881	$683,978	$361,677
Maximum amount outstanding at any month end period	1,372,190	906,651	562,033
Balance outstanding at end of period	1,372,190	906,651	562,033
Weighted average interest rate during the period	4.69%	4.89%	5.15%
Weighted average interest rate at end of period	4.57%	4.72%	4.76%
Weighted average remaining term to maturity at end of period (in years)	5.2	5.4	5.0

UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.57 billion and $1.43 billion of FHLB advances outstanding at December 31, 2007 and 2006, respectively. At December 31, 2007, UCB had $1.02 billion of additional FHLB borrowings available for future borrowing capacity. UCB recorded certain loan sale transactions as secured borrowings as of December 31, 2007 and 2006, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings amounted to $2.9 million and $6.1 million at December 31, 2007 and 2006, respectively.

Subordinated Debentures

UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006, and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.6 million and $240.5 million of subordinated debentures outstanding at December 31, 2007 and 2006, respectively.

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

On April 30, 2007, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VIII. The junior subordinated debentures bear interest at a fixed rate of 6.59% until July 1, 2007, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank offered Rate (“LIBOR”) plus 1.52% and will adjust quarterly until maturity. The junior subordinated debentures will mature on July 1, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after July 1, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole or part at anytime upon certain events.

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

OFF-BALANCE SHEET ARRANGEMENTS

As previously discussed, the Company has established or acquired special purpose trusts for the sole purpose of issuing guaranteed preferred beneficial interests, investing in the junior subordinated debentures issued by the Company, and securitizing certain of the Company’s commercial real estate loans. The Company’s consolidated results exclude these special purpose trusts pursuant to FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, since UCBH is not deemed to be the primary beneficiary of these trusts.

With respect to our internal securitizations, in accordance with SFAS No. 140, the Company recognizes transfers of financial assets that relinquish control as sales when all of the following conditions are met:

•	The transferred assets have been legally isolated from the transferor, even in bankruptcy or other receivership.

•	The transferee has the right to pledge or exchange the assets it received, or if the entity is a QSPE the beneficial interest holders have that right.

•	The transferor does not maintain effective control over the transferred assets.

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

We evaluate risk through various management committees with the oversight of the Board of Directors. The key risk management committees of the Company are:

•	Enterprise Risk Management Committee, which reviews credit, operational, market and liquidity risk;

•	Portfolio Review and Credit Risk Management Committees, which review credit policies, products and problem assets risk;

•	Market Risk Management Committee, which reviews securities, loans and borrowings to assess yield, and interest rate and market risk; and

•	Operational Risk Management Committee, which reviews those risks not covered by the Credit Risk Management and Market Risk Management Committees.

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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007		2006
	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,317,501	29.59	$2,341,572	35.29
Secured by real estate — multifamily	1,186,177	15.14	1,275,594	19.22
Construction	1,666,550	21.28	1,054,302	15.89
Business	2,076,597	26.51	1,461,322	22.02

Total commercial	7,246,825	92.52	6,132,790	92.42

Consumer:
Residential mortgage (one-to-four family)	518,674	6.62	448,895	6.76
Other	66,651	0.86	53,975	0.82

Total consumer	585,325	7.48	502,870	7.58

Loans held in portfolio(1)	$7,832,150	100.00	$6,635,660	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $17.9 million and $25.8 million at December 31, 2007 and 2006, respectively.

UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of construction and commercial business loans. However, in the short term, given the current economic environment, UCB will be more selective in the origination of construction and commercial business loans in the U.S. During the year ended December 31, 2007, $186.7 million in commercial real estate loans were sold. Additionally, $183.6 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans. As more fully described below, the Company securitized certain commercial real estate and multifamily loans to manage this concentration risk.

UCB also manages its loans held in portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.

Loan Securitizations.  UCB may also use loan securitizations to reduce its exposure to credit risk and loan to deposit ratio and improve its liquidity position. In such securitizations, UCB has exchanged either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA, thus transferring the credit risk on the loans to FNMA. The average yield that UCB earns on the FNMA securities is lower than the yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for assuming the credit risk. On certain occasions, UCB has securitized commercial real estate loans through a qualified special purpose entity (“QSPE”). QSPE’s are passive entities with limited permitted activities. UCB will exchange the commercial real estate loans for commercial mortgage backed securities (“CMBS”). Since we typically retain all of the securities in these exchanges, no gain or loss is recognized on the transactions unless the fair value of the underlying securities created is less than the carrying value of the loans. During the fourth quarter of 2007, UCB charged off $1.6 million against the allowance for loan losses in connection with this securitization. UCB continues to service the securitized loans under a subservicing arrangement. Residential mortgage (one-to-four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily real estate loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan.

Commercial real estate mortgages are included in the 100% risk weighted category. FNMA securities, however, are classified at a 20% risk weight and CMBS securities are classified based on the external rating of the securities, which could range from a 20% risk weight for AAA and AA rated securities to 200% for below-investment grade securities.

These loan securitizations do not have a significant cash flow impact to UCB, since selected loans from its loans held in portfolio are exchanged for securities. The securities are generally held as AFS in UCB’s Investment Securities Portfolio.

UCB internally securitized $402.4 million of commercial real estate loans and $176.9 million of multifamily loans for the year ended December 31, 2007, and $176.1 million of residential mortgage (one-to-four family) loans for the year ended December 31, 2006. There were no securitizations for the year ended December 31, 2005.

Nonperforming Assets

Nonperforming assets in the following table include nonaccrual and restructured loans from loans held in portfolio and other real estate owned (“OREO”), but exclude any loans held for sale and accruing loans contractually past due 90 days or more. Loans are generally placed on nonaccrual status when a loan becomes 90 days past due as to principal and interest, unless the loan is both well secured and in the process of collection. Loans may be placed on nonaccrual earlier if, in management’s opinion, the full and timely collection of principal or interest becomes uncertain. When a loan is placed on nonaccrual status, any accrued but unpaid interest is reversed and charged against interest income. UCB charges off loans when it determines that collection becomes unlikely. OREO is acquired primarily through or in lieu of foreclosure on loans secured by real estate.

UCB’s nonperforming assets from loans held in portfolio and OREO as of December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007	2006	2005	2004	2003

Commercial loans:
Secured by real estate — nonresidential	$18,086	$5,604	$12,792	$8,085	$—
Secured by real estate — multifamily	4,032	—	—	—	—
Construction	15,799	—	—	4,353	5,102
Business	14,713	6,339	5,903	136	631

Total commercial loans	52,630	11,943	18,695	12,574	5,733

Consumer loans:
Residential mortgage (one-to-four family)	349	368	388	—	124
Other	206	—	50	—	—

Total consumer loans	555	368	438	—	124

Total nonaccrual loans from loans held in portfolio	53,185	12,311	19,133	12,574	5,857
Other real estate owned	3,844	2,887	—	—	—

Total nonperforming assets(1)	$57,029	$15,198	$19,133	$12,574	$5,857

Nonperforming assets to total assets	0.48%	0.15%	0.24%	0.20%	0.10%
Nonaccrual loans to loans held in portfolio	0.68	0.19	0.33	0.31	0.16
Nonperforming assets to loans held in portfolio and other real estate owned	0.73	0.23	0.33	0.31	0.16
Loans held in portfolio	$7,832,150	$6,635,660	$5,838,660	$4,050,741	$3,771,381
Gross interest income recognized on impaired loans	139	80	183	—	—
Gross interest income not recognized on nonaccrual loans	1,877	676	790	699	363
Accruing loans contractually past due 90 days or more	43,820	4,339	5,374	3,101	1,469
Loans classified as troubled debt restructurings and not included above	8,466	8,614	10,827	11,329	9,094

(1)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.

The level of UCB’s nonperforming assets increased $41.8 million as of December 31, 2007, compared to December 31, 2006. The increase was a result of additional loans being moved to nonaccrual status, twelve loans in commercial real estate, four loans in multifamily, four loans in construction and thirty-nine loans in commercial business. Partially offsetting these increases were the various payoffs and charge-offs of nonperforming assets.

Loans classified as troubled debt restructurings reflected in the table above at December 31, 2007, represents one commercial real estate loan and one commercial business loan. The commercial real estate loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $1.1 million to the same obligor and is secured by the same property.

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

At December 31, 2007 and 2006, UCB’s loans that were considered to be impaired were $83.2 million and $12.0 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At December 31, 2007, the allowance for loan losses included $7.9 million for impaired loans with a $32.4 million recorded investment. At December 31, 2006, the allowance included $1.4 million for impaired loans with a recorded investment of $6.9 million. See Notes 1 and 11 to the Consolidated Financial Statements for additional information on impaired loans.

At December 31, 2007, there were three loans with outstanding principal balances totaling approximately $29 million, which have been performing in accordance with the contractual terms, but for which there were serious doubts as to the ability of the respective borrowers to comply with the terms.

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

UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2007, UCB effected further refinements in the determination of certain loss factors. In addition, UCB performs its annual allowance methodology review during the second quarter of each year. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.

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

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007	2006	2005	2004	2003

Balance at beginning of year:
Allowance for loan losses	$62,015	$64,542	$56,472	$58,126	$48,865
Allowance for losses — unfunded commitments	6,833	3,402	3,940	2,737	—

Total allowance for losses at beginning of year	68,848	67,944	60,412	60,863	48,865
Acquired allowance for loan losses	5,784	7,279	2,932	—	4,028
Provision for loan losses	20,181	3,842	6,091	4,202	9,967
Charge-offs:
Commercial:
Secured by real estate — nonresidential	(1,706)	(791)	(838)	(1,577)	(87)
Secured by real estate — multifamily	(59)	—	—	(127)	—
Construction	(1,288)	—	—	—	(170)
Business	(7,593)	(9,765)	(750)	(2,985)	(2,713)

Total commercial	(10,646)	(10,556)	(1,588)	(4,689)	(2,970)

Consumer:
Residential mortgage (one-to-four family)	—	(74)	—	—	—
Other	(31)	(64)	(26)	(109)	(379)

Total consumer	(31)	(138)	(26)	(109)	(379)

Total charge-offs	(10,677)	(10,694)	(1,614)	(4,798)	(3,349)

Recoveries:
Commercial:
Secured by real estate — nonresidential	997	128	—	—	30
Secured by real estate — multifamily	—	—	—	—	—
Construction	—	—	—	—	300
Business	418	313	63	119	952

Total commercial	1,415	441	63	119	1,282

Consumer:
Residential mortgage (one-to-four family)	—	—	34	—	—
Other	3	36	26	26	70

Total consumer	3	36	60	26	70

Total recoveries	1,418	477	123	145	1,352

Total allowance for losses at end of year	$85,554	$68,848	$67,944	$60,412	$60,863

Allowance for loan losses	$80,584	$62,015	$64,542	$56,472	$58,126
Allowance for losses — unfunded commitments	4,970	6,833	3,402	3,940	2,737

Total allowance for losses at end of year	$85,554	$68,848	$67,944	$60,412	$60,863

Allowance for loan losses to loans held in portfolio	1.03%	0.93%	1.11%	1.39%	1.54%
Net charge-offs to average loans held in portfolio	0.13	0.17	0.03	0.11	0.06

The allocation of the allowance for loan losses analysis and the percentage of gross loans held in portfolio at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Allocated:
Commercial:
Secured by real estate — nonresidential	$20,687	25.67	$21,408	35.29	$30,778	39.52	$30,885	47.99	$26,702	45.18
Secured by real estate — multifamily	2,474	3.07	2,187	19.22	1,075	25.81	629	21.38	5,263	30.80
Construction	21,858	27.12	12,623	15.89	9,412	8.47	8,929	7.16	9,274	7.76
Business	34,012	42.21	24,468	22.02	22,406	14.80	14,971	11.56	6,011	7.85

Total commercial	79,031	98.07	60,686	92.42	63,671	88.60	55,414	88.09	47,250	91.59

Consumer:
Residential mortgage (one-to-four family)	1,373	1.70	918	6.76	697	10.52	728	10.72	292	7.25
Other	180	0.23	141	0.82	174	0.88	330	1.19	465	1.16

Total consumer	1,553	1.93	1,059	7.58	871	11.40	1,058	11.91	757	8.41

Total allocated	80,584	100.00	61,745	100.00	64,542	100.00	56,472	100.00	48,007	100.00

Non-loan category specific(1)	—		270		—		—		10,122

Allowance for loan losses	$80,584		$62,015		$64,542		$56,472		$58,129

Allowance for losses - unfunded commitments	$4,970		$6,833		$3,402		$3,940		$2,737

(1)	During 2004 the portion of the allowance previously presented as “non loan category specific” was allocated to specific loan portfolios, to align the potential imprecision arising from the accuracy of the risk rating process and general economic and business conditions affecting our key lending areas with the underlying loan portfolio.

The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

The provision for loan losses was $20.2 million for 2007, as compared to $3.8 million for 2006. Of the total 2007 provision, $14.0 million was recorded in the fourth quarter of 2007. While the Company is not directly involved in sub-prime lending activities, current economic pressures on housing and land values in certain California markets such as the Inland Empire, Central Valley and Sacramento area have impacted a certain segment of the overall loan portfolio. Approximately 10% of the loan portfolio is concentrated in these stressed California markets, and the Company has noted an increase in loan delinquencies and some migration to criticized credit categories that are predominately related to construction lending. Therefore, in the fourth quarter of 2007, the Company increased its specific valuation allowances by $4.4 million, and increased its economic surcharge factors by $4.3 million, which included $3.3 million specifically related to the construction portfolio. However, year over year changes in loss factors did not materially impact the provision for loan losses. The increase was the result of an increase in classified loans and specific reserves on impaired loans.

In the U.S., the moderate pace of economic growth that occurred during the first half of fiscal 2007 slowed during the second half of fiscal 2007, primarily reflecting the significant and broad-based illiquidity in the residential real estate and credit markets. Concerns about the impact of sub-prime loans caused the sub-prime-related and broader credit markets to deteriorate considerably over the course of the third and fourth quarters of fiscal 2007, with increased volatility, significant spread widening and lower levels of liquidity and price transparency for certain products. Subprime mortgages are loans secured by real property made to a borrower (or borrowers) with a diminished or impaired credit rating or with a limited credit history. UCB currently does not have sub-prime loans on its balance sheet and has not engaged in any sub-prime loan originations.

Reserve for Unfunded Commitments.  UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position. Commitments to extend credit at December 31, 2007 and 2006, were $2.7 billion and $2.12 billion, respectively.

The reserve for unfunded commitments decreased $1.9 million from December 31, 2006. The decrease was primarily a result of the change in the historic loss factor arising from our annual methodology review conducted in the second quarter of 2007.

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

The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, from the levels at December 31, 2007 and 2006, and sustained through the projected forward rates are as follows (dollars in thousands):

Change in Interest Rates	Net Portfolio Value			Net Interest Income
in Basis Points:	Amount	Change	% Change	Amount	Change	% Change

December 31, 2007:
200	$955,975	$(192,604)	(16.77)	$345,228	$(16,804)	(4.64)
100	1,069,212	(79,366)	(6.91)	356,925	(5,107)	(1.41)
0	1,148,579	—	—	362,032	—	—
(100)	1,067,502	(81,076)	(7.06)	355,049	(6,983)	(1.93)
(200)	945,062	(203,517)	(17.72)	340,272	(21,760)	(6.01)
December 31, 2006:
200	$1,074,052	$(127,162)	(10.59)	$326,194	$(503)	(0.15)
100	1,136,260	(64,955)	(5.41)	327,998	1,301	0.40
0	1,201,215	—	—	326,697	—	—
(100)	1,222,214	20,999	1.75	321,829	(4,867)	(1.49)
(200)	1,215,494	14,279	1.19	311,995	(14,702)	(4.50)

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

Contractual Obligations.  The Company’s contractual obligations at December 31, 2007, were as follows (dollars in thousands):

		After One Year	After Three
	Within	Through	Years Through	More Than
	One Year	Three Years	Five Years	Five Years	Total

Deposits:
Demand and savings accounts(1)	$3,404,294	$—	$—	$—	$3,404,294
Time deposits	4,270,935	88,429	17,550	32	4,376,946
Securities sold under agreements to repurchase	—	—	50,000	600,000	650,000
Borrowings	662,415	283,714	33,490	807,103	1,786,722
Subordinated debentures	—	—	—	406,615	406,615
Unfunded CRA investment commitments	10,986	—	—	—	10,986

Total balance sheet arrangements	8,348,630	372,143	101,040	1,813,750	10,635,563

Off-balance-sheet arrangements:
Commitments to extend credit:
Consumer (including residential mortgage)	101,978	—	—	—	101,978
Commercial (excluding construction)	1,488,733	—	—	—	1,488,733
Construction	1,101,515	—	—	—	1,101,515
Letters of credit
Commercial	89,898	—	—	—	89,898
Standby	70,350	1,310	19,180	3,054	93,894
Derivative financial instruments:
Foreign exchange contracts receivable	(806,310)	—	—	—	(806,310)
Foreign exchange contracts payable	806,380	—	—	—	806,380
Interest rate floor contract	—	25,000	—	—	25,000
Put option to sell	(7,600)	—	—	—	(7,600)
Put option to buy	7,600	—	—	—	7,600
Unfunded CRA investment commitments	6,996	—	—	—	6,996
Other	1,893	35	—	—	1,928
Noncancelable operating lease obligations	11,212	18,560	12,938	20,044	62,754

Total off-balance sheet arrangements	2,872,645	44,905	32,118	23,098	2,972,766

Total contractual obligations	$11,221,275	$417,048	$133,158	$1,836,848	$13,608,329

(1)	Accounts with indeterminate maturities, such as savings and checking, are included in one year or less category.

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

For the year ended December 31, 2007, UCBH received $21.5 million in dividends from UCB. At December 31, 2007, $277.1 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable. See Note 19 to the Consolidated Financial Statements for the details related to dividend capacities and limitations, as well as the risk factors included in pages 15 through 19 that may affect future dividend paying capabilities.

As mentioned earlier, UCB’s primary source of funding is its deposits. For the year ended December 31, 2007, deposit increases resulted in net cash inflows of $575.4 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.

UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.57 billion and $1.43 billion of FHLB advances outstanding at December 31, 2007 and 2006, respectively. At December 31, 2007, UCB had $1.02 billion of additional FHLB borrowings available for future borrowing capacity. At December 31, 2007, UCB had $650.0 million of securities sold under agreements to repurchase. The Company also has a $35.0 million unsecured borrowing line with Wells Fargo Bank. As of December 31, 2007, $35.0 million had been drawn against this line.

At December 31, 2007, the Company had $236.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.33 billion in FHLB long-term advances mature between January 2, 2008, and November 30, 2020. As of December 31, 2007, $1.02 billion of these advances may be terminated at the option of the FHLB. For the year ended December 31, 2007, the activity in short-term FHLB borrowings resulted in a net cash outflow of $298.2 million, and activity in FHLB long-term borrowings resulted in net cash inflows of $429.6 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.

UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the year ended December 31, 2007, loan sales provided $401.8 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations. Also during 2007, UCB securitized $402.4 million of commercial real estate loans and $176.9 million of multi-family loans. The securities are included in the available for sale investment securities portfolio. The internal securitizations do not have a significant cash flow impact on UCB, but do improve our liquidity position.

While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the year ended December 31, 2007, investment securities activities, excluding loan securitizations, resulted in a decrease in investment securities holdings and a net cash inflow of $569.5 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the year ended December 31, 2007, loan growth resulted in a net cash outflow of $4.33 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.

CAPITAL MANAGEMENT

The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of December 31, 2007, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.

UCB also manages its risk-based capital levels through loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. On certain occasions, UCB will securitize commercial real estate loans through a qualified special purpose entity (“QSPE”). QSPE’s are passive entities with limited permitted activities. UCB will exchange the commercial real estate loans for commercial mortgage backed securitites (“CMBS”). Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighing depending on specific loan criteria. Commercial real estate mortgages are included in the 100% risk weighted category. FNMA securities, however, are classified at a 20% risk weight and CMB securities are classified based on the external rating of the securities, which could range from a 20% risk weight for AAA and AA rated securities to 200% for below-investment grade securities.

These securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.

Total stockholders’ equity at December 31, 2007, was $967.1 million, an increase of 23.0% over the $786.1 million at December 31, 2006. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the Company’s recent acquisitions. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at December 31, 2007, 2006, 2005, 2004 and 2003, were as follows:

	2007	2006	2005	2004	2003

United Commercial Bank:
Tier 1 leverage	7.42%	9.30%	8.26%	8.49%	7.86%
Tier 1 risk-based capital	8.55	9.67	9.91	11.42	10.92
Total risk-based capital	10.80	10.53	10.98	12.67	12.18
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	7.39%	9.50%	8.56%	8.92%	8.42%
Tier 1 risk-based capital	8.51	9.86	10.26	11.98	11.69
Total risk-based capital	10.76	10.72	11.33	13.23	12.94

The decline in the risk-based capital ratios over the past two years as compared to years prior to 2006, relates primarily to the Company’s acquisitions, which increased risk — weighted assets, off-balance sheet exposures and goodwill at a rate that outpaced the growth in equity. The risk-based capital ratio for United Commercial Bank at December 31, 2007 takes into account the infusion of $35.0 million from the Company during the fourth quarter of 2007.

UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.12 per share for a total payment of $12.2 million in 2007, compared to $0.12 per share or $10.8 million in 2006. The payment of dividends during 2007 had the effect of reducing the Company’s Tier 1 leverage ratio by 12 basis points and the total risk-based capital ratio by 13 basis points.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UCBH Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of UCBH Holdings, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 1 and 21 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Business Development Bank Ltd. (“BDB”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during the fourth quarter of 2007. We have also excluded BDB from our audit of internal control over financial reporting. BDB is a wholly-owned subsidiary whose total assets and total revenues represent 2.9% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

San Francisco, California
February 28, 2008

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Par Value Amounts)

	December 31,
	2007	2006

ASSETS
Noninterest bearing cash	$117,141	$112,343
Interest bearing cash	202,258	92,049
Federal funds sold	26,028	150,027

Cash and cash equivalents	345,427	354,419

Securities purchased under agreements to resell	150,000	175,000
Investment and mortgage-backed securities available for sale, at fair value	2,188,355	2,149,456
Investment and mortgage-backed securities held to maturity, at cost (fair value of $276,286 and $295,446 at December 31, 2007 and 2006, respectively)	271,485	290,673
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	138,877	110,775
Loans held for sale, net of valuation allowance	177,137	142,861
Loans held in portfolio	7,832,150	6,635,660
Allowance for loan losses	(80,584)	(62,015)

Loans held in portfolio, net	7,751,566	6,573,645

Accrued interest receivable	61,111	50,803
Premises and equipment, net	144,630	115,610
Goodwill	436,606	226,780
Core deposit intangibles, net	22,526	28,325
Mortgage servicing rights, net	12,783	13,273
Other assets	103,063	114,794

Total assets	$11,803,566	$10,346,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$860,338	$767,714
Interest bearing deposits	6,920,902	6,435,131

Total deposits	7,781,240	7,202,845

Securities sold under agreements to repurchase	650,000	401,600
Short-term borrowings and federal funds purchased	492,532	654,636
Subordinated debentures	406,615	240,549
Accrued interest payable	28,169	21,018
Long-term borrowings	1,372,190	906,651
Other liabilities	105,717	133,044

Total liabilities	10,836,463	9,560,343

Commitments and contingencies (Notes 23 and 24)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at December 31, 2007 and 2006; 104,397,988 and 99,448,181 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,044	994
Additional paid-in capital	427,474	341,616
Retained earnings	554,568	464,616
Accumulated other comprehensive loss	(15,983)	(21,155)

Total stockholders’ equity	967,103	786,071

Total liabilities and stockholders’ equity	$11,803,566	$10,346,414

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2007	2006	2005

Interest and dividend income:
Loans	$575,805	$448,650	$333,159
Investment and mortgage-backed securities:
Taxable	88,043	62,418	55,369
Tax-exempt	14,907	10,717	10,617
FHLB stock	3,825	3,006	1,134
Federal funds sold	2,781	522	377
Deposits with banks	10,354	5,185	1,744
Securities purchased under agreements to resell	10,633	4,515	—

Total interest and dividend income	706,348	535,013	402,400

Interest expense:
Deposits	276,331	210,059	123,317
Securities sold under agreements to repurchase	15,308	5,313	—
Short-term borrowings	16,557	10,178	10,605
Subordinated debentures	23,333	12,106	9,353
Long-term borrowings	52,231	33,424	18,635

Total interest expense	383,760	271,080	161,910

Net interest income	322,588	263,933	240,490
Provision for loan losses	20,181	3,842	6,091

Net interest income after provision for loan losses	302,407	260,091	234,399

Noninterest income:
Commercial banking fees	19,972	15,444	10,607
Service charges on deposits	6,969	3,722	3,038
Gain (loss) on sale of securities, net	5,321	206	(5)
Gain on sale of SBA loans, net	2,500	2,930	3,356
Gain on sale of commercial and multifamily real estate loans, net	5,702	17,812	12,207
Lower of cost or market adjustment on loans held for sale, net	(303)	76	(1,152)
Impairment on available for sale securities, net	(11,593)	—	—
Equity loss in other equity investments, net	(3,023)	(1,106)	(2,296)
Acquisition termination fee	—	5,000	—
Other fees	5,124	3,059	929

Total noninterest income	30,669	47,143	26,684

Noninterest expense:
Personnel	98,048	88,616	60,152
Occupancy	21,209	16,189	12,238
Data processing	9,173	9,890	6,847
Furniture and equipment	8,644	7,100	6,534
Professional fees and contracted services	7,369	9,855	10,763
Deposit insurance	1,800	784	742
Communication	3,074	1,071	955
Core deposit intangible amortization	4,566	2,342	1,345
Loss (gain) on extinguishment of subordinated debentures and borrowings	—	(360)	1,246
Other general and administrative	23,937	19,933	16,091

Total noninterest expense	177,820	155,420	116,913

Income before income tax expense	155,256	151,814	144,170
Income tax expense	52,948	50,937	46,344

Net income	$102,308	$100,877	$97,826

Earnings per share:
Basic	$1.00	$1.07	$1.06
Diluted	$0.97	$1.03	$1.02
Dividends declared per share	$0.12	$0.12	$0.10

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss(1)	Equity	Income

Balance at December 31, 2004	91,131,824	456	203,432	286,622	(6,498)	484,012
Net income	—	—	—	97,826	—	97,826	$97,826
Other comprehensive income, net of tax benefit of $9,899	—	—	—	—	(13,488)	(13,488)	(13,488)

Comprehensive income	—	—	—	—	—	—	$84,338

Stock options exercised, including related tax benefit	786,614	6	7,670	—	—	7,676
Cash dividend of $0.10 per share	—	—	—	(9,228)	—	(9,228)
Shares issued in connection with acquisition of:
Pacifica Bancorp, Inc.	1,241,194	12	21,080	—	—	21,092
Asian American Bank & Trust Company	878,246	9	15,615	—	—	15,624
Stock split	—	457	(457)	—	—	—

Balance at December 31, 2005	94,037,878	940	247,340	375,220	(19,986)	603,514
Net income	—	—	—	100,877	—	100,877	$100,877
Other comprehensive income, net of tax benefit of $813	—	—	—	—	(1,169)	(1,169)	(1,169)

Comprehensive income	—	—	—	—	—	—	$99,708

Stock options exercised, including related tax benefit	585,442	6	6,375	—	—	6,381
Stock compensation charge	—	—	2,163	—	—	2,163
Cash dividend of $0.12 per share	—	—	—	(11,481)	—	(11,481)
Shares issued in connection with acquisition of Summit Bank Corporation	4,824,861	48	85,738	—	—	85,786

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071
Net income	—	—	—	102,308	—	102,308	$102,308
Other comprehensive income, net of tax liability of $4,090	—	—	—	—	5,172	5,172	5,172

Comprehensive income	—	—	—	—	—	—	$107,480

Stock options exercised, including related tax benefit	1,238,227	13	15,674	—	—	15,687
Stock compensation charge	—	—	4,075	—	—	4,075
Cash dividend of $0.12 per share	—	—	—	(12,356)	—	(12,356)
Shares issued in connection with acquisition of CAB Holding, LLC	3,711,580	37	66,109	—	—	66,146

Balance at December 31, 2007	104,397,988	$1,044	$427,474	$554,568	$(15,983)	$967,103

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income	$102,308	$100,877	$97,826
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	20,181	3,842	6,091
Amortization of net deferred loan fees, purchase premiums and discounts	(12,961)	(9,061)	(6,262)
Amortization of net securities premiums and discounts	290	(847)	103
Federal Home Loan Bank stock dividend	(3,391)	(2,348)	(1,351)
Amortization of intangibles	8,147	5,341	3,642
Depreciation and amortization of premises and equipment	10,730	8,995	8,543
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(11,023)	(17,888)	(9,987)
Impairment on available for sale securities	11,593	—	—
Lower of cost or market adjustment on loans held for sale	32	(76)	1,152
Equity loss in other equity investments	2,988	1,106	2,296
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	3,453	1,876	—
Excess tax benefit from stock option exercises	(5,115)	(2,007)	—
Loss (gain) on extinguishment of subordinated debentures and borrowings	—	(360)	1,246
Other, net	935	1,185	(2,037)
Changes in operating assets and liabilities:
Decrease (increase) in loans originated in held for sale	8,119	27,113	(240,721)
Decrease (increase) in accrued interest receivable	(6,324)	(9,459)	(11,971)
Decrease (increase) in other assets	19,663	13,037	4,283
Increase (decrease) in accrued interest payable	1,763	4,450	5,065
Increase (decrease) in other liabilities	(40,463)	(10,143)	14,472

Net cash provided by (used in) operating activities	110,925	115,633	(127,610)

Cash flows from investing activities:
Payment for purchase of Business Development Bank Ltd. net of cash acquired	(168,419)	—	—
Net cash acquired from purchase of CAB Holding, LLC	33,647	—	—
Payment for purchase of Summit Bank Corporation, net of cash acquired	(734)	(137,119)	—
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	—	(116)	(2,312)
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	—	(322)	(4,993)
Purchase of securities purchased under agreements to resell	(200,000)	(175,000)	—
Proceeds from maturity of securities purchased under agreements to resell	225,000	—	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	1,468,224	708,525	418,294
Purchases	(2,197,811)	(1,424,927)	(486,062)
Sales	1,225,153	96,777	114,991
Called	112,980	20,000	22,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	9,105	14,859	26,296
Purchases	—	(1,600)	(9,892)
Called	10,192	4,625	—
Proceeds from redemption of Federal Home Loan Bank stock	14,730	19,098	9,725
Purchase of Federal Home Loan Bank stock	(28,230)	(44,607)	(20,623)
Proceeds from redemption of Federal Reserve Bank stock	1,267	—	—
Funding of other equity investments	(10,484)	(3,303)	(12,529)
Proceeds from sale of other equity investment	—	2,000	—
Proceeds from the sale of loans originated in held in portfolio	361,194	851,597	442,776
Proceeds from the sale of real estate owned	648	—	—
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,762,293)	(1,360,561)	(1,566,134)
Purchases of premises and other equipment	(9,236)	(9,502)	(6,915)
Other investing activities, net	1,424	495	201

Net cash used in investing activities	(913,643)	(1,439,081)	(1,075,177)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	116,551	188,410	155,806
Net increase in time deposits	116,729	205,200	631,701
Net increase (decrease) in short-term borrowings	(284,081)	502,439	156,214
Proceeds from securities sold under agreements to repurchase	499,267	300,000	—
Payments of securities sold under agreements to repurchase	(250,867)	—	—
Proceeds from issuance of subordinated debentures	166,238	77,321	40,000
Redemption of subordinated debentures	—	—	(30,000)
Proceeds from long-term borrowings	496,821	256,072	266,520
Principal payments of long-term borrowings	(70,411)	(50,172)	(17,916)
Proceeds from stock option exercises	10,572	4,374	3,863
Excess tax benefit from stock option exercises	5,115	2,007	—
Payment of cash dividend on common stock	(12,208)	(10,849)	(8,700)

Net cash provided by financing activities	793,726	1,474,802	1,197,488

Net increase (decrease) in cash and cash equivalents	(8,992)	151,354	(5,299)
Cash and cash equivalents at beginning of year	354,419	203,065	208,364

Cash and cash equivalents at end of year	$345,427	$354,419	$203,065

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

UCB offers a full range of commercial and consumer banking products through its retail branches and other banking offices in the states of California, Georgia, Massachusetts, New York, Texas and Washington, and internationally through its fully operational branches in Hong Kong and mainland China. UCB also has representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China, and Taipei, Taiwan. United Commercial Bank (China) Limited was acquired during the fourth quarter of 2007. United Commercial Bank (China) Limited is a foreign owned bank incorporated in China whose primary business efforts are on the small and medium size enterprise corporate sector in China, which include private companies and businesses with annual revenues in the $7 million to $70 million revenue range. UCBSC, a Washington corporation, formed in 2006, manages the investment securities portfolio of UCB. California Canton International Bank (Cayman) Ltd. which was acquired as part of the BCC transaction in 2002 provides banking services and has deposits of $352.0 million as of December 31, 2007, and assets consisting of cash and investment securities. UCBIS is a registered broker-dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. UCBAM provides professional investment management services to high-net-worth clients. United Commercial Bank Building Corporation was also acquired in the BCC transaction and holds real property located in San Francisco, California. SBGA California Investments, Inc. is the holding company of SBGA Investments, Inc., which is a real estate investment trust. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. Of the remaining four subsidiaries of UCB, two are inactive, a third, U.F. Service Corporation acts as a trustee under deeds of trust securing promissory notes held by UCB and a fourth, United Commercial Mortgage Securities, LLC is a Delaware limited liability company organized for the purpose of serving as a private secondary mortgage market conduit.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. The consolidated results exclude the eleven special purpose trusts referred to above that are owned by UCBH. In accordance with Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, these special purpose trusts are excluded from the consolidated results of operations and financial condition of UCBH, as UCBH is not considered to be the primary beneficiary of these trusts.

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the December 31, 2007, presentation.

Use of Estimates and Valuations in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make various estimates that affect reported amounts and disclosures in our financial statements. These estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill and identifiable intangibles, establishing our provision for loan losses, valuing equity-based compensation awards and assessing the realizability of deferred income taxes. Such estimates are

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

based on available information and on judgments by management of the Company. As such, actual results could differ from these estimates.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuations from outsourced service providers are generally obtained to assist the company. The valuations performed by the service providers to assist the Company involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the residual tranche on our collateralized mortgage backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage related asset backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations require significant estimation and judgment and are therefore subject to significant subjectivity. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity, such as those experienced during the second half of 2007. If such conditions exist in 2008, management of the Company would expect continued reliance on these judgments.

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

Securities Purchased Under Agreements to Resell

UCB periodically purchases securities under agreements to resell (repurchase agreements). The amounts advanced under such agreements represent loans with generally 10-year terms. During the agreement period, the securities are maintained in a tri-party arrangement with a third-party custodian under a written custodial agreement that explicitly recognizes UCB’s interest in the securities.

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

Investment and mortgage-backed securities that are held to meet investment objectives, such as interest rate risk and liquidity management, and may be sold to implement management strategies are classified as available for sale. Investment and mortgage-backed securities that might be sold prior to maturity are classified as available for sale and are carried at fair value. Fair value is generally determined based on the observable market price of the investment security. If an observable market price is not available, the fair value is either extrapolated from the observable prices of similar instruments or fair value is derived based on valuations obtained from outsourced service providers, which generally have as inputs (as applicable) interest rate yield curves, forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties. Unrealized holding gains or losses, net of applicable taxes, are recorded as a component of comprehensive income. Declines in fair values that are deemed other-than-temporary impairment, if any, are reported in noninterest income. For securities with a rating below AA, the Company considers the guidance included in Emerging Issues Task Force

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

(“EITF”) No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets.

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. Similarly, loans held for sale are excluded from any of the information included in Note 11, “Loans Held in Portfolio and Allowance for Loan Losses”. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio.

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

Transfers of Financial Assets and Mortgage Servicing Rights

UCB primarily sells loans on a whole loan basis with UCB either releasing or retaining the right to service the loans. When UCB does not retain the servicing rights to the loans, the gain or loss on the sale is equal to the difference between the proceeds received and the carrying value of the loans sold. If the loans are sold with UCB retaining the servicing rights, the gain or loss depends in part on the fair value attributed to the servicing rights. In calculating the gain or loss on such a sale, UCB allocates the cost basis of the loans sold between the assets sold and retained interests based on their relative fair values at the date of sale. Servicing rights are calculated and recorded at fair value. A gain or loss is recognized as the difference between the cash proceeds from the sale and the allocated cost basis of the loans sold. Since market quotes are generally not available for servicing assets or other retained interests, UCB estimates fair value based upon modeling techniques, which are based on the assumptions that UCB believes market participants would use for similar assets and liabilities.

Additionally, UCB securitizes commercial real estate, multi-family and residential (one to four) loans. The Company will typically retain all of the resulting securities that are issued, including senior interests, principal and interest only strips, and overcollateralization bonds, which are considered retained interests in the transferred assets. At the time of the transaction, these securitizations do not have a significant cash flow impact to UCB, since UCB loans are exchanged for securities. Since UCB retains all of the securities, no gain or loss is recognized on the securitization transaction. Retained interests in securitized assets are classified as available-for-sale securities and are recorded and reflected at their allocated carrying amounts based on the relative fair values of the assets sold and retained. Retained interests are subsequently carried at fair value with unrealized gains and losses, net of tax effect, reflected in other comprehensive income. To the extent that the cost basis of residual securities exceeds the fair value and an unrealized loss position is determined to be other than temporary, an impairment charge is recognized in results of operations. Interest income on residual securities is recognized in accordance with EITF No. 99-20. In accordance with the standard, UCB updates its estimates of expected cash flows at each reporting date and recognizes changes in the calculated effective yield on a prospective basis. The estimated expected cash flows

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

change based on assumptions in discount rates, credit default rates and prepayment rates being updated. If there has been a negative change in expected cash flows, UCB will recognize an impairment.

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

Derivative Instruments and Hedging Activities

Financial derivatives are instruments where a notional principal amount is tied to an underlying interest rate, currency exchange rate or other financial asset, index or pricing measure. Examples of derivative financial instruments are foreign exchange contracts (swaps and forwards), interest rate swaps, options, caps, floors, forwards and similar instruments. In addition, certain financial instruments may contain embedded derivatives that must be evaluated to determine whether the derivative should be accounted for separately from the host instrument.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides a valuation allowance against net deferred tax assets to the extent that realization of the assets is not considered more likely than not. The Company and UCB file a consolidated federal income tax return, a combined California state income tax return, a combined New York state and New York City income tax return and separate Massachusetts and Georgia state income tax returns for UCB only.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies — (Continued)

As part of the computation of the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses and the treatment of tax contingencies. There is a possibility that these estimates and assumption may be disallowed as part of an audit by the various taxing authorities that the Company is subject to. Any differences between items taken as deductions in our tax provision computations and those allowed by the taxing authorities could result in additional income tax expense in future periods. Interest expense on unrecognized benefits is classified as interest expense, and the related penalties, if any, are classified as other expense.

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

Prior to January 1, 2006, the Company accounts for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board (the “APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, no stock-based employee compensation cost is recorded, provided the stock options are granted with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. As of December 31, 2007, the Company had one stock-based employee compensation plan, which is described more fully in Note 19. No share-based employee compensation cost has been reflected in the Company’s net income prior to the adoption of SFAS No. 123(R). In addition, the adoption of SFAS No. 123(R) had no effect on the Company as substantially all of the Company’s options were fully vested as of the adoption date.

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

Accounting for Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In conjunction with the adoption of SFAS 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities, on a contract-by-contract basis, with changes in fair value reported in results of operations. The Company did not elect the fair value option for any of its financial assets or financial liabilities on the adoption date. As such, the adoption of SFAS 159 will not have a material impact on the Company’s financial position or results of operations.

Accounting for Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued in December 2007. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

Accounting for Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, was issued in December 2007 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently evaluating the impact that adopting SFAS 160 will have on its financial statements.

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

Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Recent Accounting Pronouncements — (Continued)

The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007. Only tax positions that met the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. The Company previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. As a result of the implementation of Interpretation 48, the Company recorded approximately a $2.6 million decrease in the liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 goodwill.

As of January 1, 2007, the Company had approximately $3.0 million of total gross unrecognized tax benefits, including those benefits for which we established a reserve upon adoption of FIN 48. Of this total, $1.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in any future periods.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest expense associated with unrecognized tax benefits is classified as other interest expense in the consolidated statement of income. Penalties associated with unrecognized tax benefits are classified as other expense in the consolidated statement of income.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 156 permits entities to choose either to measure servicing rights subsequent to initial valuation at fair value and report changes in fair value in earnings or to amortize the servicing rights in proportion to and over the estimated net servicing income or loss and assess the servicing rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires that all separately recognized assets and liabilities be initially measured at fair value, if practicable, permits a one-time reclassification of available for sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The new standard is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on its consolidated financial position, results of operations or cash flows.

3.	Business Combinations

Business Development Bank Ltd.

On March 26, 2007, UCB entered into two agreements to purchase the Business Development Bank Ltd. (“BDB”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China. On December 11, 2007, UCBH completed its acquisition of Shanghai, China-based BDB for a total cash consideration of $205.0 million. The BDB name has changed to United Commercial Bank (China) Limited, which now operates as a subsidiary of UCB. This acquisition will provide the Company with bank branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China, which will in turn accelerate the implementation of the Company’s Greater China expansion strategy.

The purchase price, including direct acquisition costs of $5.5 million, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$42,052
Loans held in portfolio, net	227,511
Goodwill	135,337
Other assets	4,804

Total assets acquired	409,704

Deposits	30,484
Borrowings	161,064
Other liabilities	7,685

Total liabilities assumed	199,233

Total allocation of purchase price	$210,471

The resulting goodwill has been allocated to the “Other” segment.

The purchase price allocation reflected above is preliminary and subject to final determination of valuation of the fair value of assets acquired and liabilities assumed. The Company expects to finalize the valuation in the first quarter of 2008 and does not expect this to have a material impact on the Company’s financial position or results of operations.

CAB Holding, LLC

UCBH and CAB, the holding company of The Chinese American Bank, a New York state-chartered bank, entered into an Agreement and Plan of Merger dated as of January 10, 2007. On May 23, 2007, UCBH completed its acquisition of CAB for a total consideration of approximately $132.6 million consisting of 3,711,580 shares of UCBH’s common stock valued at $66.1 million and $66.5 million in cash, which includes direct acquisition costs of $1.5 million. The results of CAB’s operations have been included in the consolidated financial statements since that date.

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

The purchase price, including direct acquisition costs, has been allocated to the assets acquired and liabilities assumed based on fair values at the acquisition date. The allocation of purchase price at the date of acquisition was as follows (dollars in thousands):

Cash and due from banks	$21,372
Federal funds sold	78,700
Investment and mortgage-backed securities available for sale	66,010
Loans held in portfolio, net	167,838
Premises and equipment	31,701
Goodwill	63,565
Core deposit intangibles	6,600
Other assets	17,667

Total assets acquired	453,453

Deposits	311,669
Other liabilities	9,213

Total liabilities assumed	320,882

Total allocation of purchase price	$132,571

The resulting goodwill has been allocated to the “Domestic Banking” segment.

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

The resulting goodwill has been allocated to the “Domestic Banking” segment.

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

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng may acquire 9.9% (calculated on a post closing basis) of the outstanding shares of UCBH common stock in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post closing basis).

In the first phase, which is anticipated to close in the first quarter of 2008, UCBH may issue approximately 5.4 million shares of its common stock to Minsheng at a price per share of $17.79, representing the 90-day average UCBH closing price as of the close on September 28, 2007. In the second phase, which is anticipated to close in 2008, Minsheng may increase its ownership to 9.9% through, at the discretion of UCBH, a combination of the

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investment Agreement — (Continued)

purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

5.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these transactions at the prevailing federal funds rate. At December 31, 2007 and 2006, the reserve requirement was $6.9 million and $7.6 million, respectively.

6.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the year ended December 31, 2007, was as follows (dollars in thousands):

Average balance outstanding	$158,863
Maximum amount outstanding at any month end period	200,000
Balance outstanding at end of period	150,000
Weighted average interest rate during the period	6.70%
Weighted average interest rate at end of period	6.21%
Weighted average remaining term to maturity at end of period (in years)	9.17

UCB entered into four long-term transactions involving the purchases of Resell Agreements with Citigroup Global Markets Inc. Two of the Resell Agreements are recorded net of certain repurchase agreements. FIN 41, offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements — an interpretation of APB Opinion No. 10 and a modification of FASB Interpretation No. 39, allows for the netting of repurchase agreements and reverse repurchase agreements if certain conditions are met. These conditions are met for two reverse repurchase agreements totaling $100.0 million as of December 31, 2007.

Two of the Resell Agreement not subject to offsetting totals $150.0 million. The first Resell Agreement is for $75.0 million and matures on March 14, 2017. Under the terms of the Resell Agreement, interest payments are due from the seller semi-annually. The interest rate for this Resell Agreement is based on the six month USD London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% for the first and second year. For year three through year ten, the interest rate is based on a rate of 7.40% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.09%. The second Resell Agreement is also for $75.0 million and matures on March 30, 2017. Under the terms of the Resell Agreement, interest payments are due quarterly. The interest rate for this Resell Agreement is based on 7.72% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.19%.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:

Agency preferred stock	$23,466	$—	$(3,317)	$20,149	$20,149	$(3,317)	$—	$—	$20,149	$(3,317)

Collateralized debt obligations	31,433	—	(2,702)	28,731	12,364	(2,163)	7,960	(539)	20,324	(2,702)

U.S. Government sponsored enterprises notes	446,916	997	(686)	447,227	174,453	(498)	51,804	(188)	226,257	(686)

Municipals	246,632	741	(2,964)	244,409	160,048	(2,964)	—	—	160,048	(2,964)

Other	10,000	—	(1,050)	8,950	—	—	8,950	(1,050)	8,950	(1,050)

Total investment securities available for sale	758,447	1,738	(10,719)	749,466	367,014	(8,942)	68,714	(1,777)	435,728	(10,719)

Mortgage-backed securities available for sale:

FNMA	559,979	1,409	(5,250)	556,138	13,288	(30)	291,258	(5,220)	304,546	(5,250)

GNMA	77,478	25	(1,770)	75,733	3,505	(84)	71,735	(1,686)	75,240	(1,770)

FHLMC	241,243	102	(5,471)	235,874	699	(2)	223,597	(5,469)	224,296	(5,471)

CMBS	390,112	835	(5,499)	385,448	20,753	(5,499)	—	—	20,753	(5,499)

Other	188,006	148	(2,458)	185,696	10,362	(379)	139,808	(2,079)	150,170	(2,458)

Total mortgage-backed securities available for sale	1,456,818	2,519	(20,448)	1,438,889	48,607	(5,994)	726,398	(14,454)	775,005	(20,448)

Total investment and mortgage-backed securities available for sale	2,215,265	4,257	(31,167)	2,188,355	415,621	(14,936)	795,112	(16,231)	1,210,733	(31,167)

Investment securities held to maturity:

Municipal securities	212,647	6,016	(32)	218,631	3,789	(28)	417	(4)	4,206	(32)

Mortgage-backed securities held to maturity:

FNMA	4,090	—	(101)	3,989	—	—	3,989	(101)	3,989	(101)

GNMA	54,326	—	(1,071)	53,255	16,156	(216)	37,098	(855)	53,254	(1,071)

FHLMC	422	—	(11)	411	—	—	411	(11)	411	(11)

Total mortgage-backed securities held to maturity	58,838	—	(1,183)	57,655	16,156	(216)	41,498	(967)	57,654	(1,183)

Total investment and mortgage-backed securities held to maturity	271,485	6,016	(1,215)	276,286	19,945	(244)	41,915	(971)	61,860	(1,215)

Total securities	$2,486,750	$10,273	$(32,382)	$2,464,641	$435,566	$(15,180)	$837,027	$(17,202)	$1,272,593	$(32,382)

As of December 31, 2007, the net unrealized loss on securities was $22.1 million. The net unrealized loss on securities that are available for sale was $26.9 million. Net of a tax benefit of $11.3 million, the unrealized $15.6 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $4.8 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the year ended December 31, 2007. As more fully described in Note 8, from time to time, to manage concentration risk and liquidity, the Company may securitize commercial real estate loans and retain such investments (“CMBS”) as well as multifamily loans through FNMA.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment and Mortgage-Backed Securities — (Continued)

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

The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA, AA, or A. There have been no deteriorations of credit quality that would contribute to impairment. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale are comprised of private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities, FNMA and FHLMC preferred stock, and interest-only strips from SBA loans.

Collateralized debt obligations (CDO”) with an amortized cost basis of $31.4 million and carrying value of $28.7 million at December 31, 2007, include securities backed by REIT TPS and bank TPS and which are included in our available-for-sale investment securities. The carrying value at December 31, 2007 reflects the $11.6 million other than temporary impairment charge that we recognized on two CDO’s and which was reflected in our fourth quarter 2007 results of operations.

UCB has the intent and ability to hold its available-for-sale securities until recovery of the carrying value, which could be maturity. As such, with the exception of the two CDO’s mentioned in the previous paragraph, UCB has concluded that the decline in value on these available-for-sale securities is temporary, as the decline in value has been driven predominantly by current market and liquidity events.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment and Mortgage-Backed Securities — (Continued)

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

As of December 31, 2006, the net unrealized loss on securities was $31.7 million. The net unrealized loss on securities that are available for sale was $36.5 million. Net of a tax benefit of $15.3 million, the unrealized $21.2 million loss is included in other comprehensive income as a reduction to stockholders’ equity. The $4.8 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the financial statements for the year ended December 31, 2006.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment and Mortgage-Backed Securities — (Continued)

The scheduled contractual maturities on investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 2007, were as follows (dollars in thousands):

	Amortized Cost					Market Value
		After 1	After 5				After 1	After 5
		Year	Years				Year	Years
	Within	Through	Through	After		Within	Through	Through	After
Description	1 Year	5 Years	10 Years	10 Years	Total	1 Year	5 Years	10 Years	10 Years	Total

Investment securities available for sale:

Agency preferred stock	$—	$—	$—	$23,466	$23,466	$—	$—	$—	$20,149	$20,149

Collateralized debt obligations	—	—	—	31,433	31,433	—	—	—	28,731	28,731

U.S. Government sponsored enterprises notes	3,999	47,980	344,986	49,951	446,916	3,972	47,839	345,562	49,854	447,227

Municipals	310	—	2,982	243,340	246,632	310	—	2,972	241,127	244,409

Other	—	—	—	10,000	10,000	—	—	—	8,950	8,950

Total investment securities available for sale	4,309	47,980	347,968	358,190	758,447	4,282	47,839	348,534	348,811	749,466

Mortgage-backed securities available for sale:

FNMA	—	4,308	179,760	375,911	559,979	—	4,262	180,148	371,728	556,138

GNMA	—	—	—	77,478	77,478	—	—	—	75,733	75,733

FHLMC	—	4,692	29,518	207,033	241,243	—	4,572	29,177	202,125	235,874

CMBS	—	—	—	390,112	390,112	—	—	—	385,448	385,448

Other	—	—	—	188,006	188,006	—	—	—	185,696	185,696

Total mortgage-backed securities available for sale	—	9,000	209,278	1,238,540	1,456,818	—	8,834	209,325	1,220,730	1,438,889

Total investment and mortgage-backed securities available for sale	4,309	56,980	557,246	1,596,730	2,215,265	4,282	56,673	557,859	1,569,541	2,188,355

Investment securities held to maturity:

Municipal securities	—	—	6,783	205,864	212,647	—	—	6,978	211,653	218,631

Mortgage-backed securities held to maturity:

FNMA	—	—	—	4,090	4,090	—	—	—	3,989	3,989

GNMA	—	—	—	54,326	54,326	—	—	—	53,255	53,255

FHLMC	—	—	—	422	422	—	—	—	411	411

Total mortgage-backed securities held to maturity	—	—	—	58,838	58,838	—	—	—	57,655	57,655

Total investment and mortgage-backed securities held to maturity	—	—	6,783	264,702	271,485	—	—	6,978	269,308	276,286

Total securities	$4,309	$56,980	$564,029	$1,861,432	$2,486,750	$4,282	$56,673	$564,837	$1,838,849	$2,464,641

The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities since borrowers may have the right to prepay obligations before underlying mortgages mature.

Approximately $149.5 million and $66.3 million of investment and mortgage-backed securities have been pledged to secure borrowings entered into by UCB at December 31, 2007 and 2006, respectively, as more fully described in Note 17. UCB has also pledged $580.4 million and $479.6 million of its investment securities as collateral for public deposits as of December 31, 2007 and 2006, respectively.

For the year ended December 31, 2007, proceeds from the sale of available for sale securities totaled $1.23 billion, with gross realized gains of $5.5 million and gross realized losses of $175,000. For the year ended December 31, 2006, proceeds from the sale of available for sale securities totaled $96.8 million, with gross realized gains of $276,000 and gross realized losses of $70,000. Proceeds from the sale of available for sale securities for the year ended December 31, 2005, totaled $115.0 million, with gross realized gains of $1.8 million and gross realized losses of $1.8 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Investment and Mortgage-Backed Securities — (Continued)

There were no mortgage-backed securities sold under agreements to repurchase for the year ended December 31, 2005. When UCB enters into these transactions, the obligations generally mature within one year and generally represent agreements to repurchase the same securities.

8.	Securitization Activities

The Company engages in securitization activities related to commercial real estate and multi-family mortgage loans to manage concentration risk and liquidity. Special purpose entities (“SPE”) are typically used to facilitate the commercial real estate securitization transactions. The Company typically retains interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s consolidated balance sheets in available-for-sale investment securities and are reflected at fair value. Any resulting changes in fair value are reflected in other comprehensive income, unless the change in fair value is considered other than temporary.

For the years ended December 31, we securitized the following financial assets:

	2007	2006

Secured by real estate — nonresidential	$402,441	$—
Secured by real estate — multifamily	176,890	176,143

Total	$579,331	$176,143

During the fourth quarter of 2007 and 2006, UCB securitized multifamily loans with servicing rights retained through FNMA. In addition, during the fourth quarter of 2007, UCB securitized $402.4 million of commercial real estate loans. The loans were exchanged for collateralized mortgage backed securities, issued through a newly established trust, United Commercial Mortgage Securities, LLC. As UCB retains the entire interest in the securitized assets, no gain or loss is recognized on the transaction. However, with respect to the commercial real estate loan securitization, UCB charged off $1.6 million against the allowance for loan losses as the carrying value of the loans exceeded the fair value of the securities. Retained interests in securitized financial assets at the time of securitization were approximately $579.1 million and $174.7 million at December 31, 2007 and 2006, respectively. There were no net gains or losses from securitization transactions during the years ended December 31, 2007 and 2006. There were no securitizations for the year ended December 31, 2005.

The following table presents information on the Company’s residual from the commercial real estate loan securitization transaction. Key economic assumptions and the sensitivity of the current fair value of the residual to immediate 10% and 20% adverse changes in such assumptions at December 31, 2007 were as follows (dollars in thousands):

Commercial Real
Estate Loans

Residual	9,547
Weighted average life (in years)	3.91
Weighted average discount rate (bond equivalent yield)	30.00%
Impact on fair value of 10% adverse change	(564)
Impact on fair value of 20% adverse change	(1,085)
Weighted average credit losses (rate per annum)	1.00%
Impact on fair value of 10% adverse change	(56)
Impact on fair value of 20% adverse change	(153)
Prepayment speed assumptions
Impact on fair value of 10% adverse change	(60)
Impact on fair value of 20% adverse change	(102)

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Securitization Activities — (Continued)

The results of the sensitivity analyses in the above table are determined by stressing a particular economic assumption independent of changes in other assumptions. In reality, changes in one factor may often result in changes in other factors, which may counteract or magnify the impact of the changes reflected in the table above. In addition, changes in the fair value based on a 10% or 20% variation in an assumption should not be extrapolated, because the relationship of the change in the assumption to the change in fair value may not be linear.

9.	Federal Home Loan Bank Stock, Federal Reserve Bank Stock and Other Equity Investments

The components of FHLB stock, FRB stock and other equity investments as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Federal Home Loan Bank stock	$85,725	$68,834
Federal Reserve Bank stock	—	1,267
Other equity investments	53,152	40,674

FHLB stock, Federal Reserve Bank stock and other equity investments	$138,877	$110,775

The investments in the above table above are reflected at cost. Such investments’ fair value is estimated quarterly based on the underlying organization’s business model, current and projected financial performance and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. At December 31, 2007, there were no investments where the estimated fair value was below the respective cost.

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

Summit, as a member of the FRB of Atlanta, was required to maintain stock in the FRB of Atlanta based on a specified ratio relative to Summit’s capital. The stock does not trade on a stock market, but may be issued, exchanged, redeemed and repurchased by the FHLB at its stated par value.

UCB is subject to certain requirements of the Community Reinvestment Act (the “CRA”). The CRA generally requires the federal banking agencies to evaluate a financial institution in meeting the credit needs of its local communities, including low-income and moderate-income neighborhoods. UCB invests in CRA-qualified investments, such as affordable housing partnerships and small business investment companies. Additional funding commitments related to these CRA investments at December 31, 2007, were $11.0 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Loans Held for Sale

The components of loans held for sale as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Commercial:
Secured by real estate — nonresidential	$175,101	$141,348
Business	1,109	1,203

Total commercial loans	176,210	142,551

Consumer:
Residential mortgage (one to four family)	927	310

Loans held for sale(1)	$177,137	$142,861

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $322,000 and $213,000 at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007 and 2006, UCB transferred $207.0 million and $434.3 million, respectively, of loans from held in portfolio to held for sale and $79.1 million and $87.5 million, respectively, of loans from held for sale to held in portfolio.

11.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Commercial:
Secured by real estate — nonresidential	$2,317,501	$2,341,572
Secured by real estate — multifamily	1,186,177	1,275,594
Construction	1,666,550	1,054,302
Business	2,076,597	1,461,322

Total commercial loans	7,246,825	6,132,790

Consumer:
Residential mortgage (one-to-four family)	518,674	448,895
Other(1)	66,651	53,975

Total consumer loans	585,325	502,870

Loans held in portfolio(2)	7,832,150	6,635,660
Allowance for loan losses	(80,584)	(62,015)

Net loans held in portfolio	$7,751,566	$6,573,645

(1)	Amount includes deposit overdrafts of $6.7 million and $999,000 at December 31, 2007 and 2006, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $17.9 million and $25.8 million at December 31, 2007 and 2006, respectively.

During the fourth quarter of 2007, UCB securitized $176.9 million of multifamily loans with servicing rights retained through FNMA. The mortgage-backed securities created from this guaranteed mortgage securitization are

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Loans Held in Portfolio and Allowance for Loan Losses — (Continued)

classified as available for sale investments. As part of this transaction, UCB recognized mortgage servicing rights of $1.2 million.

During the fourth quarter of 2007, UCB securitized $402.4 million of commercial real estate loans. The loans were exchanged for collateralized mortgage backed securities, issued through a newly established trust, United Commercial Mortgage Securities, LLC.

The components of loans held in portfolio by interest rate type as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Adjustable-rate loans	$5,000,318	$3,749,132
Hybrid loans	1,280,340	1,444,072
Fixed-rate loans	1,569,427	1,468,275

Loans held in portfolio(1)	$7,850,085	$6,661,479

(1)	Amounts do not reflect net unamortized deferred loan fees, purchase premiums and discounts of $17.9 million and $25.8 million at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, residential mortgage (one-to-four family), multifamily and commercial loans with a book value and market value of $4.15 billion and $3.34 billion were pledged to secure FHLB advances, respectively (see Note 17).

Nonaccrual, past due and restructured loans from loans held in portfolio and OREO as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Total nonaccrual loans from loans held in portfolio	$53,185	$12,311
Accruing loans contractually past due 90 days or more	33,381	4,339
Restructured loans	10,712	15,785
Other real estate owned	3,844	2,887

Additionally, UCB had no commitments to lend additional funds to debtors whose loans are nonperforming at December 31, 2007.

Impaired loans as of December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007	2006	2005

Impaired loans with a valuation allowance	$32,355	$6,897	$16,267
Impaired loans without a valuation allowance	50,803	5,094	8,273

Total impaired loans	$83,158	$11,991	$24,540

Allowance for impaired loans under SFAS No. 114	$7,851	$1,383	$3,221

Gross interest income recognized on impaired loans during the year	$139	$80	$183

Our average recorded investment in impaired loans for the years ended December 31, 2007 and 2006, was $42.0 million and $29.9 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Loans Held in Portfolio and Allowance for Loan Losses — (Continued)

The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Balance at beginning of year:
Allowance for loan losses	$62,015	$64,542	$56,472
Allowance for losses — unfunded commitments	6,833	3,402	3,940

Total allowance for losses at beginning of the year	68,848	67,944	60,412
Provision for losses	20,181	3,842	6,091
Loans charged off	(10,677)	(10,694)	(1,614)
Recoveries of loans previously charged off	1,418	477	123
Adjustment — acquired through business combinations	5,784	7,279	2,932

Total allowance for losses at end of year	$85,554	$68,848	$67,944

Allowance for loan losses	$80,584	$62,015	$64,542
Reserve for unfunded commitments	4,970	6,833	3,402

Total allowance for losses and reserve for unfunded commitments at end of year	$85,554	$68,848	$67,944

The provision for loan losses was $20.2 million for 2007, as compared to $3.8 million for 2006. Of the total 2007 provision, $14.0 million was recorded in the fourth quarter of 2007. While the Company is not directly involved in sub-prime lending activities, current economic pressures on housing and land values in certain California markets such as the Inland Empire, Central Valley and Sacramento areas have impacted a certain segment of the overall loan portfolio. Approximately 10% of the loan portfolio is concentrated in these stressed California markets, and the Company has noted an increase in loan delinquencies and some migration to criticized credit categories that are predominately related to construction lending. Therefore, in the fourth quarter of 2007, the Company increased its specific valuation allowances by $4.4 million, and increased its economic surcharge factors by $4.3 million, which included $3.3 million specifically related to the construction portfolio. However, year over year changes in loss factors did not materially impact the provision for loan losses. The increase was the result of an increase in classified loans and specific reserves on impaired loans.

The reserve for unfunded commitments, which is included in other liabilities on the balance sheet, decreased $1.9 million from December 31, 2006. The decrease was primarily a result of our methodology review conducted in the second quarter of 2007.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Premises and Equipment

The components of premises and equipment as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Land	$39,777	$19,469
Buildings	121,799	112,791
Leasehold improvements	25,959	22,487
Computer software	12,502	8,563
Equipment, furniture and fixtures	37,582	34,657

Gross premises and equipment	237,619	197,967
Accumulated depreciation and amortization	(92,989)	(82,357)

Premises and equipment, net	$144,630	$115,610

Total depreciation and amortization expense was $10.7 million, $9.0 million, and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Rental income is included in occupancy expense in the consolidated statements of operations and totaled $7.1 million, $6.3 million and $7.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The future noncancelable minimum lease payment receivables as of December 31, 2007, are as follows (dollars in thousands):

2008	$4,326
2009	3,535
2010	2,213
2011	2,002
2012	1,036
2013 and thereafter	650

Total	$13,762

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Goodwill

The activity in goodwill for years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Balance at beginning of year	$226,780	$106,648	$68,301
Business Development Bank Ltd. acquisition	135,337	—	—
CAB Holding, LLC acquisition	74,595	—	—
Summit Bank Corporation acquisition	—	126,199	—
Summit Bank Corporation acquisition purchase price adjustment	4,261	—	—
Pacifica Bancorp, Inc. acquisition	—	—	23,277
Pacifica Bancorp, Inc. acquisition purchase price adjustment	1,211	(1,913)	—
Asian American Bank & Trust Company acquisition	—	—	15,070
Asian American Bank & Trust Company acquisition purchase price adjustment	1,555	(2,098)	—
First Continental Bank acquisition purchase price adjustment	(40)	—	—
Bank of Canton of California acquisition purchase price adjustment	(7,093)	(2,056)	—

Balance at end of year	$436,606	$226,780	$106,648

The Company did not recognize any impairment losses as a result of its annual goodwill impairment reviews as of September 30, 2007 and 2006. During the year ended December 31, 2007, goodwill was adjusted to reflect the final valuations of the net assets acquired from Summit. Additionally, goodwill was adjusted during 2007 for the income tax benefit related to the buyout of Pacifica stock options at the time of acquisition, the newly identified income tax deduction related to Pacifica and AABT acquisition costs, and the resolution of pre acquisition contingencies associated with the income tax deduction of investment banking fees related to the Bank of Canton of California acquisition. During the year ended December 31, 2006, goodwill was adjusted to reflect the final valuations of the net assets acquired from Pacifica and AABT.

14.	Core Deposit Intangibles

The gross carrying amount and the associated accumulated amortization for core deposit intangibles as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Core deposit intangibles, gross	$34,050	$35,283
Accumulated amortization	(11,524)	(6,958)

Core deposit intangibles, net	$22,526	$28,325

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Core Deposit Intangibles — (Continued)

The activity in net core deposit intangibles for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Balance at beginning of period	$28,325	$14,981	$9,829
Business Development Bank Ltd. acquisition	330	—	—
CAB Holding, LLC acquisition	6,600	—	—
Summit Bank Corporation acquisition	—	16,900	—
Summit Bank Corporation acquisition adjustment	(7,800)	—	—
Pacifica Bancorp, Inc. acquisition	—	—	3,800
Pacifica Bancorp, Inc. acquisition adjustment	—	(740)	—
Asian American Bank & Trust Company acquisition	—	—	2,900
Asian American Bank & Trust Company acquisition adjustment	—	(150)	—
Amortization	(4,566)	(2,342)	(1,345)
Impairment write-downs	(363)	(324)	(203)

Balance at end of period	$22,526	$28,325	$14,981

The estimated future amortization expense related to core deposit intangibles as of December 31, 2007, is as follows (dollars in thousands):

2008	$4,960
2009	4,194
2010	3,923
2011	3,758
2012	3,021
2013 and thereafter	2,670

Total	$22,526

15.	Mortgage Servicing Rights

The gross carrying amount and the associated accumulated amortization for mortgage servicing rights as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Mortgage servicing rights, gross	$23,061	$19,971
Accumulated amortization	(10,278)	(6,698)

Mortgage servicing rights, net	$12,783	$13,273

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Mortgage Servicing Rights — (Continued)

The activity in net mortgage servicing rights for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Balance at beginning of period	$13,273	$10,642	$7,747
Addition/Capitalization	3,249	6,812	5,192
Amortization	(3,581)	(2,999)	(2,297)
Impairment	(158)	(1,182)	—

Balance at end of period	$12,783	$13,273	$10,642

Amortization expense related to mortgage servicing rights is recorded as a reduction to other fees on the consolidated statements of operations. UCB recognized impairment losses of $158,000 and $1.2 million as a result of the mortgage servicing rights impairment review during the years ended December 31, 2007 and 2006, respectively. UCB did not identify any impairment loss as a result of its mortgage serving rights impairment reviews during the year ended December 31, 2005.

Real estate loans being serviced for others totaled $2.44 billion and $2.15 billion at December 31, 2007 and 2006, respectively. These loans are not included in the consolidated balance sheets. In connection with these loans, UCB held trust funds of approximately $10.0 million and $20.6 million at December 31, 2007 and 2006, respectively, all of which were segregated in separate accounts and not included in the accompanying consolidated balance sheets. Some agreements with investors to whom UCB has sold loans have representation and warranty provisions that could require the repurchase of loans under certain circumstances. Management does not believe that any exposure from such repurchases currently exists, and therefore, no provision for any repurchase has been recorded.

The fair value of capitalized mortgage servicing rights along with the sensitivity analysis related to two key factors, prepayment speed and discount rate, as of December 31, 2007 and 2006, was as follows (dollars in thousands):

	2007	2006

Fair value of mortgage servicing rights	$17,070	$18,010
Expected weighted-average life (in years)	4.14	4.45
Range of prepayment speed assumptions (annual CPR)	12%-27%	13%-29%
Discount rate assumption	13.11%	12.94%
Decrease in fair value from 10% adverse CPR change	$(722)	$(770)
Decrease in fair value from 20% adverse CPR change	$(1,343)	$(1,454)
Decrease in fair value from 100 basis point adverse discount rate change	$(402)	$(442)
Decrease in fair value from 200 basis point adverse discount rate change	$(786)	$(864)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Deposits

The components of deposits as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

NOW, checking and money market accounts	$2,417,630	$2,194,176
Savings accounts	986,664	942,672
Time deposits:
Less than $100,000	1,423,935	1,410,162
$100,000 or greater	2,953,011	2,655,835

Total time deposits	4,376,946	4,065,997

Total deposits	$7,781,240	$7,202,845

The components of deposits in foreign banking offices as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Noninterest bearing deposits	$20,902	$19,744
Interest bearing deposits	1,128,685	898,480

Total deposits	$1,149,587	$918,224

The remaining maturities on time deposits as of December 31, 2007, are as follows (dollars in thousands):

2008	$4,270,935
2009	65,603
2010	22,827
2011	15,814
2012	1,735
2013 and thereafter	32

Total	$4,376,946

Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

NOW, checking and money market accounts	$51,535	$41,282	$20,572
Savings accounts	7,117	9,527	9,336
Time deposits	218,207	159,844	93,983
Less penalties for early withdrawal	(528)	(594)	(574)

Total	$276,331	$210,059	$123,317

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the year ended December 31, 2007, was as follows (dollars in thousands):

Average balance outstanding	$400,615
Maximum amount outstanding at any month end period	650,000
Balance outstanding at end of period	650,000
Weighted average interest rate during the period	4.21%
Weighted average interest rate at end of period	4.04%
Weighted average remaining term to maturity at end of period (in years)	8.63

UCB has entered into eight Repurchase Agreements aggregating $650.0 million, which matures between May 11, 2011 and November 7, 2017. Under the terms of the Repurchase Agreements, payments are due quarterly. As of December 31, 2007 interest accrued and payable on the Repurchase Agreements total $3.1 million. The underlying collateral pledged for the Repurchase Agreements consists of FNMA, FHLMC and GNMA mortgage-backed securities, AAA rated and better private label collateralized mortgage obligations, collateralized mortgage backed securities and FHLB and FNMA investment securities with an aggregate fair value of $726.4 million as of December 31, 2007. The collateral is held by a custodian and maintained under the control of UCB. At December 31, 2007, the underlying collateral pledged for the Repurchase Agreements mature between 2011 and 2037.

Long-Term and Short-Term Borrowings

Short-term and long-term borrowings outstanding information for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$299,713	$224,234	$301,400
Maximum amount outstanding at any month end period	637,787	654,636	566,169
Balance outstanding at end of period	414,532	654,636	279,425
Weighted average interest rate during the period	5.15%	4.52%	3.51%
Weighted average interest rate at end of period	4.05%	5.21%	4.09%
Weighted average remaining term to maturity at end of period (in years)	0.1	—	—
Long-term borrowings:
Federal Home Loan Bank advances:
Average balance outstanding	$1,113,881	$683,978	$361,677
Maximum amount outstanding at any month end period	1,372,190	906,651	562,033
Balance outstanding at end of period	1,372,190	906,651	562,033
Weighted average interest rate during the period	4.69%	4.89%	5.15%
Weighted average interest rate at end of period	4.57%	4.72%	4.76%
Weighted average remaining term to maturity at end of period (in years)	5.2	5.4	5.0

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Borrowings — (Continued)

UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $236.0 million at December 31, 2007. At December 31, 2007, the advances were secured with $18.0 million of mortgage-backed securities and $4.15 billion of loans, and at December 31, 2006, $41.6 million of mortgage-backed securities and $3.34 billion of loans secured the advances. At December 31, 2007, credit availability under this facility was approximately $1.02 billion.

Included in long-term borrowings are advances with provisions that allow the FHLB, at their option, to terminate the advances at quarterly intervals for specified periods ranging from three to five years beyond the advance dates. Advances that may be terminated by the FHLB with corresponding early termination date, are as follows (dollars in thousands):

2008	$466,000
2009	250,000
2010	250,000
2011	50,000
2012	—

Total	$1,016,000

UCB also has recorded secured borrowings as of December 31, 2007 and 2006, related to loan transactions that did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The short-term secured borrowings amounted to $2.9 million and $6.1 million at December 31, 2007 and 2006, respectively.

The future payments due on borrowings as of December 31, 2007, are as follows (dollars in thousands):

2008	$662,415
2009	234,412
2010	49,302
2011	33,371
2012	119
2013 and thereafter	807,103

Total	$1,786,722

On December 28, 2007, UCBH entered its fifth amendment to the unsecured revolving line of credit agreement with Wells Fargo Bank, N.A. for $35.0 million. Borrowings under the agreement bear interest at prime rate less 2.10% with outstanding borrowings and interest due on November 30, 2008. The Company has taken a $35.0 million advance under the agreement. UCBH maintains the unsecured line of credit for contingency liquidity.

18.	Subordinated Debentures

UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006, and 2007 for the sole purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (“Capital Securities”) and investing the proceeds thereof in junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subordinated Debentures — (Continued)

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

On April 30, 2007, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VIII. The junior subordinated debentures bear interest at a fixed rate of 6.59% until July 1, 2007, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank offered Rate (“LIBOR”) plus 1.52% and will adjust quarterly until maturity. The junior subordinated debentures will mature on July 1, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after July 1, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole or part at anytime upon certain events.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subordinated Debentures — (Continued)

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

Interest expense related to the Capital Securities was $19.6 million, $11.7 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subordinated Debentures — (Continued)

The outstanding Capital Securities issued by each special purpose trust and the junior subordinated debentures issued by UCBH to each trust as of December 31, 2007 and 2006, were as follows (dollars in thousands):

		2007		2006
		Capital	Debenture	Capital	Debenture	Earliest	Stated	Annualized	Current	Rate	Payable
	Issuance	Securities	Principal	Securities	Principal	Redemption	Maturity	Coupon	Interest	Change	Distribution
Trust Name	Date	Amount	Balance	Amount	Balance	Date	Date	Rate	Rate	Date	Dates

UCBH Capital Trust I	11/28/01	6,000	6,186	6,000	6,186	12/8/06	12/8/31	6-month LIBOR + 3.80%	8.42%	12/8/06	6/8, 12/8
UCBH Holdings Statutory Trust I	3/26/02	10,000	10,310	10,000	10,310	3/26/07	3/26/32	3-month LIBOR + 3.60%	8.12%	12/26/06	3/26, 6/26, 9/26, 12/26
UCBH Holdings Statutory Trust II	9/26/02	25,000	25,774	25,000	25,774	9/26/07	9/26/32	3-month LIBOR + 3.40%	7.92%	12/26/06	3/26, 6/26, 9/26, 12/26
UCBH Capital Trust II	10/15/02	20,000	20,619	20,000	20,619	11/7/07	11/7/32	3-month LIBOR + 3.45%	7.74%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust III	10/15/02	18,000	18,557	18,000	18,557	11/7/07	11/7/32	3-month LIBOR + 3.66%	7.95%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust IV	10/29/02	27,000	27,836	27,000	27,836	11/7/07	11/7/32	3-month LIBOR + 3.45%	7.74%	11/7/06	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust V	9/22/05	40,000	41,238	40,000	41,238	11/23/10	11/23/35	5.82% until 11/23/10, 3-month LIBOR + 1.38% thereafter	5.82%	N/A	2/23, 5/23, 8/23, 11/23
UCBH Capital Trust VI	12/28/06	25,000	25,774	25,000	25,774	1/30/12	1/30/37	6.73% until 1/28/12, 3-month LIBOR + 1.65% thereafter	6.73%	N/A	1/30, 4/30, 7/30, 10/30
UCBH Capital Trust VII	12/15/06	50,000	51,547	50,000	51,547	12/15/11	12/15/36	6.51% until 12/15/11, 3-month LIBOR + 1.67% thereafter	6.51%	N/A	3/15, 6/15, 9/15, 12/15
Summit Bank Corporation Capital Trust I	9/30/03	12,318	12,708	12,318	12,708	9/30/08	9/30/33	8.46% until 9/30/08, 3-month LIBOR + 3.10% thereafter	8.46%	N/A	3/30, 6/30, 9/30, 12/30
UCBH Capital Trust VIII	4/30/07	40,000	41,238	—	—	7/1/12	7/1/37	6.59% until 7/1/12, 3-month LIBOR + 1.52% thereafter	6.59%	N/A	1/1, 4/1, 7/1, 10/1

Total Balance		$273,318	$281,787	$233,318	$240,549

Each of the eleven special purpose trusts represents a variable interest entity (“VIE”). FIN 46R requires an entity to consolidate a VIE if such entity has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual interests, or both. The entity required to consolidate a VIE is designated as the primary beneficiary. The special purpose trusts are excluded from the consolidated results of operations and financial condition of the Company, as the Company is not considered to be the primary beneficiary of these trusts.

The Company’s total assets and maximum exposure to loss associated with non-consolidated VIE’s in which the Company had variable interests at December 31, 2007 amounted to approximately $281.5 million and $8.5 million, respectively.

19.	Minimum Regulatory Capital Requirements

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Minimum Regulatory Capital Requirements — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and UCB to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Company and UCB meet all capital adequacy requirements to which they are subject.

As of December 31, 2007 and 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized UCB as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, UCB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed UCB’s category. The Company’s and UCB’s actual capital amounts and ratios as of December 31, 2007 and 2006, are also presented in the following table (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007(1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$1,007,579	10.76%	$749,233	8.00%	N/A	N/A
United Commercial Bank	1,009,671	10.80	748,026	8.00	$935,032	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$797,111	8.51%	$374,617	4.00%	N/A	N/A
United Commercial Bank	799,203	8.55	374,013	4.00	$561,019	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$797,111	7.39%	$431,179	4.00%	N/A	N/A
United Commercial Bank	799,203	7.42	430,792	4.00	$538,490	5.00%
As of December 31, 2006(1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$854,287	10.72%	$637,338	8.00%	N/A	N/A
United Commercial Bank	837,698	10.53	636,184	8.00	$795,229	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$785,439	9.86%	$318,669	4.00%	N/A	N/A
United Commercial Bank	768,850	9.67	318,092	4.00	$477,138	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$785,439	9.50%	$330,771	4.00%	N/A	N/A
United Commercial Bank	768,850	9.30	330,717	4.00	$413,396	5.00%

(1)	Amounts reflect the effects of the acquisitions of CAB Holding, LLC at May 23, 2007, Business Development Bank Ltd. at December 11, 2007 and Summit Bank Corporation at December 29, 2006.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Minimum Regulatory Capital Requirements — (Continued)

The reconciliation of capital under GAAP with regulatory capital at December 31, 2007 and 2006, was as follows (dollars in thousands):

	Tier 1 Capital		Risk-Based Capital
	UCBH		UCBH
	Holdings, Inc.	United	Holdings, Inc.	United
	and	Commercial	and	Commercial
	Subsidiaries	Bank	Subsidiaries	Bank

As of December 31, 2007:
GAAP capital	$967,103	$1,242,351	$967,103	$1,242,351
Nonallowable components:
Unrealized losses on securities available for sale	15,983	15,983	15,983	15,983
Goodwill and other disallowed intangibles	(459,131)	(459,131)	(459,131)	(459,131)
Mortgage servicing rights — excess	—	—	—	—
Additional capital components:
Qualifying trust preferred securities	273,156	—	273,156	—
Qualifying subordinated debt	—	—	125,000	125,000
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	85,468	85,468

Regulatory capital	$797,111	$799,203	$1,007,579	$1,009,671

As of December 31, 2006:
GAAP capital	$786,071	$1,002,800	$786,071	$1,002,800
Nonallowable components:
Unrealized losses on securities available for sale	21,155	21,155	21,155	21,155
Goodwill and other disallowed intangibles	(255,105)	(255,105)	(255,105)	(255,105)
Mortgage servicing rights — excess	—	—	—	—
Additional capital components:
Qualifying trust preferred securities	233,318	—	233,318	—
Allowance for loan losses — limited to 1.25% of risk-based assets	—	—	68,848	68,848

Regulatory capital	$785,439	$768,850	$854,287	$837,698

Dividends declared by UCB in any calendar year may not, without the approval of the appropriate regulator, exceed its net earnings for that year combined with its net earnings less dividends paid for the preceding two years. At December 31, 2007, UCB had approximately $277.1 million available for the payment of dividends under the foregoing restrictions. Following its initial public offering in 1998, UCBH commenced paying dividends in 2000. For each of the years ended December 31, 2007 and 2006, UCBH declared cash dividends totaling $0.12 per share. For the year ended December 31, 2005, UCBH declared cash dividends totaling $0.10 per share.

UCB’s wholly owned subsidiaries, UCB China Ltd and UCB Investment Services, are both subject to regulatory capital requirements. As of December 31, 2007, both subsidiaries met or exceeded such requirements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Earnings Per Share

On January 27, 2005, UCBH declared a two-for-one stock split in the form of a stock dividend to the stockholders of record as of March 31, 2005, and distributed the stock dividend on April 12, 2005. Accordingly, the number of issued and outstanding shares of UCBH’s common stock on the consolidated statement of changes in stockholders’ equity and comprehensive income at December 31, 2004, was adjusted to take into account the stock split.

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2007:
Net income — basic	$102,308	102,372,008	$1.00
Effect of stock options	—	2,978,694

Net income — diluted	$102,308	105,350,702	$0.97

Year ended December 31, 2006:
Net income — basic	$100,877	94,457,063	$1.07
Effect of stock options	—	3,571,914

Net income — diluted	$100,877	98,028,977	$1.03

Year ended December 31, 2005:
Net income — basic	$97,826	91,934,570	$1.06
Effect of stock options	—	3,765,241

Net income — diluted	$97,826	95,699,811	$1.02

The antidilutive outstanding stock options of 7,579,231, 6,679,700, and 2,729,467 shares of UCBH common stock for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share as a result of the stock options’ exercise price being greater than the average market price of UCBH common stock for the period. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unrecognized compensation and certain deferred tax benefits related to stock options.

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng has the right to acquire 9.9% (calculated on a post closing basis) of the outstanding shares of UCBH common stock in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post closing basis).

In the first phase, which is anticipated to close in the first quarter of 2008, UCBH may issue approximately 5.4 million shares of its common stock to Minsheng at a price per share of $17.79, representing the 90-day average UCBH closing price as of the close on September 28, 2007. Our ability to issue the shares is conditional upon certain regulatory approvals occurring.

The issuance of these shares could potentially dilute our basic earnings per share in the future, when the condition of regulatory approvals is met. As of December 31, 2007, these UCBH common stock shares were excluded from the computation of primary and diluted earnings per share as the result of the price of the share being greater than the average market price of UCBH common stock for the period.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Employee Benefit Plans

Stock Option Plan

On May 18, 2006, UCBH adopted the UCBH Holdings, Inc. 2006 Equity Incentive Plan (the “Plan”), which was formerly known as the UCBH Holdings, Inc. 1998 Stock Option Plan, as amended. The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain options awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of December 31, 2007, the Company had 3,569,649 shares of common stock reserved for the issuance of options under the Plan.

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

The adoption of SFAS No. 123(R) reduced income before income tax expense for the year ended December 31, 2007, by approximately $4.1 million, and reduced net income for the same period by approximately $3.4 million. Basic and diluted earnings per share were reduced by $0.03 for the year ended December 31, 2007, as a result of the amounts expensed. In addition, as of December 31, 2007, total unrecognized compensation cost related to nonvested stock option awards was approximately $7.2 million and the related weighted-average period over which it is expected to be recognized was approximately 1.63 years. Further, for the year ended December 31, 2007, the total income tax benefit related to nonqualified stock option grants recognized in the statement of operations was $622,000.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the year ended December 31, 2007, there were no such excess tax benefits.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Employee Benefit Plans — (Continued)

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Dividend yield	0.58%	0.61%	0.60%
Volatility	29.21%	29.88%	29.03%
Risk-free interest rate	4.76%	4.72%	4.22%
Expected lives (years)	7.87	7.47	7.50

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

The stock option activity for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands, except weighted average exercise price):

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value

Options outstanding at December 31, 2004	14,042,318	$11.23	6.84	$164,081
Granted	1,552,300	19.09
Exercised	(786,614)	4.91
Forfeited	(347,878)	18.31
Canceled	(24,106)	17.94

Options outstanding at December 31, 2005	14,436,020	$12.23	6.67	$81,522
Granted	1,153,000	17.77
Exercised	(585,442)	7.48
Forfeited	(121,500)	18.16
Canceled	(47,683)	18.66

Options outstanding at December 31, 2006	14,834,395	$12.78	5.82	$70,878
Granted	754,400	17.49
Exercised	(1,238,227)	8.63
Forfeited	(212,930)	18.18
Canceled	(241,700)	20.95

Options outstanding at December 31, 2007	13,895,938	$13.18	5.38	$47,713

Shares exercisable:
December 31, 2007	12,588,178	$12.73	5.02	$47,713
December 31, 2006	13,691,898	12.37	5.53	71,049
December 31, 2005	14,284,020	12.18	6.64	81,476

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Employee Benefit Plans — (Continued)

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005, was $10.6 million, $4.4 million and $3.9 million, respectively. The annual tax benefit realized for the tax deductions from option exercises totaled $5.1 million, $2.0 million and $3.8 million, respectively for the years ended December 31, 2007, 2006 and 2005.

The Company has a policy of issuing new shares from the pool of unissued shares allocated to the Plan to satisfy share option exercises. As of December 31, 2007, there were 3,569,649 unissued shares allocated to the Plan.

The weighted-average grant date fair value of options granted, total intrinsic value of options exercised and total fair value of vested options, were as follows (dollars in thousands, except weighted average exercise price):

	Weighted
	Average Fair	Total Intrinsic
	Value of	Value of	Total Fair
	Options	Options	Value of
	Granted	Exercised	Vested Options

Year Ended December 31, 2007	$7.23	$12,591	$2,710
Year Ended December 31, 2006	7.21	6,204	290
Year Ended December 31, 2005	7.59	10,774	49,457

The range of exercise prices for options outstanding at December 31, 2007, is as follows:

	Options	Weighted Average	Weighted Average	Options	Weighted Average
Exercise Price	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

$1.88-$1.99	1,164,468	$1.88	1.15	1,164,468	$1.88
$2.00-$5.99	121,824	2.91	2.25	121,824	2.91
$6.00-$6.99	3,444,774	6.15	3.32	3,444,774	6.15
$7.00-$8.99	261,808	7.21	4.02	261,808	7.21
$9.00-$10.99	518,334	10.11	4.86	518,334	10.11
$11.00-$12.99	297,663	12.38	5.32	297,663	12.38
$13.00-$15.99	473,164	15.00	6.17	414,166	14.89
$16.00-$18.09	2,027,769	17.31	8.09	906,704	17.15
$18.10-$19.99	5,030,334	18.83	6.61	4,902,637	18.84
$20.00-$21.99	555,800	21.04	7.07	555,800	21.04

Total/Average	13,895,938	$12.73	5.38	12,588,178	$12.73

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Employee Benefit Plans — (Continued)

The effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding stock option awards for the year ended December 31, 2005, prior to the adoption of SFAS No. 123(R), was as follows (dollars in thousands, except per share amounts):

2005

Net income:
As reported	$97,826
Deduct: Total stock-based employee compensation expense determined under fair value based method of all awards, net of related tax effects	(25,917)

Pro forma net income	$71,909

Basic earnings per share:
As reported	$1.06
Pro forma	$0.78
Diluted earnings per share:
As reported	$1.02
Pro forma	$0.75

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

United Commercial Bank Savings Plus Plan

UCB has a 401(k) tax deferred savings plus plan (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their salary (up to 15%) as a contribution to the 401(k) Plan. UCB matches the employees’ contributions at a rate set by UCB’s Board of Directors. The 401(k) Plan provides for employer contributions of 50% of employee contributions for all employees for the years ended December 31, 2007, 2006 and 2005, with a maximum contribution limit of $2,000 per participant. The matching contribution vests ratably over the first five years of service. For the years ended December 31, 2007, 2006 and 2005, UCB contributed $2.1 million, $1.6 million and $1.3 million, respectively, to the 401(k) Plan.

In connection with the Pacifica and AABT acquisitions, former Pacifica and AABT employees, who were eligible to participate, were able to enroll in the 401(k) Plan on July 1, 2006.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Federal and State Taxes on Income

The components of income tax expense by jurisdiction for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

	2007	2006	2005

Current tax expense:
Federal	$41,042	$47,264	$40,227
State	9,101	4,188	10,817
Foreign	1,148	550	—

Total current tax expense	51,291	52,002	51,044

Deferred tax expense (benefit):
Federal	2,086	(981)	(4,374)
State	(383)	(84)	(326)
Foreign	(46)	—	—

Total deferred tax expense (benefit)	1,657	(1,065)	(4,700)

Income tax expense	$52,948	$50,937	$46,344

The components of deferred tax assets (liabilities) at December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Deferred tax assets:
Loan and OREO loss allowances	$25,293	$21,111
Market value adjustments on certain securities	4,892	907
Unrealized losses on available for sale securities	9,825	12,034
State taxes	2,052	7,319
Compensation and benefits	4,021	4,000
Fixed asset basis differences	967	1,509
Net operating loss carryforward	2,252	2,435
Other	2,262	2,017
Valuation allowance	(1,059)	(1,694)

Total deferred tax assets	50,505	49,638

Deferred tax liabilities:
Deferred loan fees	(8,564)	(8,157)
FHLB dividends	(5,685)	(4,362)
Purchase accounting adjustments	(28,134)	(24,532)
Other	(5,298)	(5,067)

Total deferred tax liabilities	(47,681)	(42,118)

Net deferred tax assets	$2,824	$7,520

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Federal and State Taxes on Income — (Continued)

The components for deferred tax assets (liabilities) by jurisdiction at December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Net deferred assets (liabilities):
Federal income tax	$3,969	$3,118
State franchise tax	(1,145)	4,402

Net deferred tax assets	$2,824	$7,520

The income tax benefit related to federal and state net operating loss carryforwards by year of expiration as of December 31, 2007, are as follows (dollars in thousands):

2008	$790
2009	53
2010	645
2011	94
2012	—
2013	118
2014	551

Total	$2,251

Internal Revenue Code Section 382 places a limitation (the “Section 382 Limitation”) on the amount of taxable income that can be offset by net operating loss carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. Generally, after a control change, a loss corporation cannot deduct net operating loss carryforwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The valuation allowance, included in the deferred tax asset, was established based upon the application of the Section 382 Limitation to the net operating loss carryforwards acquired in the Summit acquisition.

The reconciliation of the statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2007, 2006 and 2005, was as follows:

	2007	2006	2005

Federal income tax rate	35.0%	35.0%	35.0%
State franchise tax rate, net of federal income tax effects	7.0	7.0	7.0

Statutory income tax rate	42.0	42.0	42.0

Increase (reduction) in tax rate resulting from:
California and federal tax credits and incentives	(4.3)	(5.9)	(3.2)
Tax-exempt income	(2.6)	(2.2)	(2.3)
Section 965 repatriation	—	—	(2.7)
Other, net	(1.0)	(0.3)	(1.7)

Effective income tax rate	34.1%	33.6%	32.1%

The Company and its subsidiaries file a federal consolidated return for the U.S. federal tax jurisdiction and a combined report in the State of California jurisdiction as well as various other states and foreign jurisdictions. The

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Federal and State Taxes on Income — (Continued)

Company is no longer subject to U.S. federal, Georgia or New York income tax examinations by tax authorities for years before 2004 and for California for years before 2001.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at January 1, 2007	$2,977
Additions based on tax positions related to the current year	1,803
Reductions for tax positions of prior years:
Lapse of applicable statute of limitations	(40)

Balance at December 31, 2007	$4,740

The Company expects a decrease of approximately $860,000 to $980,000 in unrecognized tax benefits for tax positions during the 12 months following December 31, 2007. This expected reduction regards the Company’s claims for income tax refund from California. These claims for refund primarily relate to the California bad debt deduction under the reserve method in the Company’s 2001 tax year. The bad debt deduction claim is now in front of the California Franchise Tax Board’s (“FTB”) Settlement Bureau and should be settled before December 31, 2008. The remaining claim is for additional net interest deduction (“NID”) for lenders for the Company’s 2001 tax year. The FTB has requested information from the Company to support the NID claim and the Company expects settlement of this claim before December 31, 2008.

The Company recognized approximately $134,000, $77,000 and $99,000 of interest expense and none for penalties related to uncertain tax positions during the years ended December 31, 2007, 2006, and 2005, respectively. The Company had approximately $484,000 and $350,000 for the payment of interest related to uncertain tax positions accrued as of December 31, 2007, and 2006, respectively.

On October 22, 2004, the President of the United States of America signed into law AJCA. The AJCA allows companies to repatriate foreign earnings at an effective tax rate of 5.25% upon satisfaction of certain conditions. Such repatriations needed to occur in either an enterprise’s last year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

In the fourth quarter of 2005, the Company repatriated $26.7 million in previously unremitted foreign earnings. As a result, the Company recorded a current taxes payable on such previously unremitted foreign earnings of approximately $703,000. In addition, the Company has recorded a net tax benefit of approximately $3.9 million as a result of the reversal of the deferred tax liability related to unremitted earnings of its foreign subsidiary.

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

23.	Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of loans, investments and certain other derivative and off balance sheet contracts. These concentrations may be impacted by changes in economic, industry or political factors. UCB monitors its exposure to these financial instruments and obtains collateral as appropriate to mitigate such risk.

At December 31, 2007, UCB had 74.7% of its loans held in portfolio collateralized by properties located in California. Additionally, UCB had 44.7% of its loans held in portfolio in commercial nonresidential and

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Concentration of Credit Risk — (Continued)

multifamily real estate loans. No borrower, obligor, or industry accounted for more than 2.0% of loans held in portfolio. At December 31, 2007, mortgage-backed securities were 60.9% of UCB’s investment portfolio. At December 31, 2007, UCB had 43.7% and 27.9% of its customer deposits located in Northern and Southern California, respectively. One state government entity contributed 5.1% and two other customers contributed 5.3% of total deposits at December 31, 2007. No other customer accounted for more than 2.0% of deposits.

24.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $1.1 million and $6.7 million at December 31, 2007 and 2006, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

25.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

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

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet credit risk as of December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007	2006

Commitments to extend credit:
Consumer (including residential mortgage)	$101,978	$88,648
Commercial (excluding construction)	1,488,733	1,150,599
Construction	1,101,515	889,294
Letters of credit	183,792	140,684
Foreign exchange contracts receivable	(806,310)	(385,301)
Foreign exchange contracts payable	806,380	220,515
Put options to buy	7,600	5,329
Put options to sell	(7,600)	(5,329)
Interest rate swap contract	—	25,000
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	6,996	3,623
Other	1,928	—

Total	$2,910,012	$2,158,062

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk — (Continued)

$93,000. The notional value of both the interest rate swap and floor were $25.0 million. UCB had no other derivative transactions designated as a hedge according to the relevant accounting criteria as of December 31, 2007 and 2006. Both the interest rate swap and the interest rate floor were not designated as hedges.

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

26.	Commitments and Contingent Liabilities

Lease Commitments

The Company leases various premises and equipment under noncancelable operating leases, many of which contain renewal options and some of which contain escalation clauses. Future minimum rental payments due each year under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2007, are as follows (dollars in thousands):

2008	$11,212
2009	9,641
2010	8,919
2011	7,237
2012	5,701
2013 and thereafter	20,044

Total	$62,754

Rent expense was approximately $14.6 million, $11.9 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

27.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instrument, requires all entities to estimate the fair value of all financial instrument assets, liabilities and off-balance-sheet transactions. Fair values are point-in-time estimates that can change significantly based on numerous factors. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 2007 and 2006, by application of the described methods and significant assumptions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Fair Value of Financial Instruments — (Continued)

The carrying value and estimated fair value of principal financial instruments at December 31, 2007 and 2006, were as follows (dollars in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$319,399	$319,399	$204,392	$204,392
Federal funds sold	26,028	26,028	150,027	150,027
Securities purchased under agreements to resell	150,000	164,884	175,000	194,304
Investments and mortgage-backed securities available for sale	2,188,355	2,188,355	2,149,456	2,149,456
Investments and mortgage-backed securities held to maturity	271,485	276,286	290,673	295,446
Federal Home Loan Bank stock, Federal Reserve Board stock and other equity investments	138,877	139,566	110,775	110,775
Loans held for sale, net	177,137	179,236	142,861	152,094
Loans held in portfolio, net	7,832,150	7,838,420	6,635,660	6,679,375
Accrued interest receivable	61,111	61,111	50,803	50,803
Mortgage servicing rights, net	12,783	17,124	13,273	18,010
Customers’ liability on acceptances	35,368	35,368	61,013	61,013
Financial liabilities:
Noninterest bearing deposits	860,338	860,338	767,714	767,714
Interest bearing deposits	6,920,902	6,930,105	6,435,131	6,466,690
Securities sold under agreements to repurchase	650,000	661,411	401,600	407,134
Short-term borrowings and federal funds purchased	492,532	492,532	654,636	657,774
Subordinated debentures	406,615	397,715	240,549	242,967
Long-term borrowings	1,372,190	1,400,507	906,651	907,981
Accrued interest payable	28,169	28,169	21,018	21,018
Acceptances outstanding	35,368	35,368	61,013	61,013
Derivatives:
Foreign exchange contracts receivable	3,044	3,044	1,263	1,263
Foreign exchange contracts payable	(2,523)	(2,523)	(803)	(803)
Put option to buy	332	332	8	8
Put option to sell	(332)	(332)	(8)	(8)
Interest rate swap contract	—	—	(802)	(802)
Interest rate floor contract	382	382	93	93

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Fair Value of Financial Instruments — (Continued)

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

Investment and Mortgage-Backed Securities

The fair value of investments and mortgage-backed securities equals quoted market price, if available. If a quoted market price is not available, the fair value is estimated using either quoted market prices for similar securities or based on valuations obtained from outside service providers, which generally have as inputs (as applicable) interest rate yield curves, forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Fair Value of Financial Instruments — (Continued)

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting forecasted future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

Federal Home Loan Bank Advances and Other Borrowings

The fair value of Federal Home Loan Bank advances and other borrowings is estimated by discounting future cash flows at the rates currently being offered for advances with similar remaining maturities.

Subordinated Debentures

The fair value of UCBH’s junior subordinated debentures is calculated by discounting future cash flows at rates estimated for recently issued similar debt instruments.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

28.	Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005, was as follows (dollars in thousands):

	2007	2006	2005

Cash paid during the period for:
Interest	$376,610	$262,645	$155,439
Income taxes	59,096	56,618	35,234
Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$—	$(129)	$(129)
Income tax benefit from stock options exercised	—	—	3,813
Common stock issued for:
Acquisition of CAB Holding, LLC	66,146	—	—
Acquisition of Summit Bank Corporation	—	85,786	—
Acquisition of Pacifica Bancorp, Inc.	—	—	21,092
Acquisition of Asian American Bank & Trust Company	—	—	15,624
Acquisition of Business Development Bank Ltd.:
Fair value of assets acquired	274,031	—	—
Fair value of liabilities assumed	196,426	—	—
Acquisition of CAB Holding, LLC:
Fair value of assets acquired	453,453	—	—
Fair value of liabilities assumed	320,882	—	—
Acquisition of Summit Bank Corporation:
Fair value of assets acquired	—	934,482	—
Fair value of liabilities assumed	—	759,787	—
Acquisition of Pacifica Bancorp, Inc.
Fair value of assets acquired	—	—	202,045
Fair value of liabilities assumed	—	—	160,436
Acquisition of Asian American Bank & Trust Company Fair value of assets acquired	—	—	153,552
Fair value of liabilities assumed	—	—	118,953
Transfer of loans from held for sale to held in portfolio	(79,100)	(87,479)	(252,569)
Transfer of loans to held for sale from held in portfolio	207,015	434,285	264,819
Transfer of other real estate owned to other assets from loans held in portfolio	1,585	244	—
Loan securitizations:
Loans originated in held in portfolio sold	579,331	176,143	—
Mortgage-backed securities acquired	(578,129)	(174,721)	—
Mortgage servicing rights acquired	(1,202)	(1,422)	—

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

29.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCBIS, UCB Securities Corporation, UCB China Ltd and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.

The segment information as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Year ended December 31, 2007:
Total interest and dividend income	$664,161	$99,985	$764,146	$3	$(57,801)	$706,348
Total interest expense	(336,566)	(84,678)	(421,244)	(20,317)	57,801	(383,760)
Net interest income (expense)	327,595	15,307	342,902	(20,314)	—	322,588
Core deposit intangible impairment loss	(363)	—	(363)	—	—	(363)
Income tax benefit (expense)	(60,823)	(1,829)	(62,652)	9,705	(1)	(52,948)
Net income (loss)	113,411	5,852	119,263	102,308	(119,263)	102,308
As of December 31, 2007:
Loans held in portfolio	7,044,595	787,555	7,832,150	—	—	7,832,150
Goodwill	301,269	135,337	436,606	—	—	436,606
Core deposit intangible, net	22,196	330	22,526	—	—	22,526
Total assets	10,473,022	2,437,088	12,910,110	1,291,739	(2,398,283)	11,803,566
Total deposits	6,664,762	1,149,757	7,814,519	—	(33,279)	7,781,240
Year ended December 31, 2006:
Total interest and dividend income	519,171	25,456	544,627	—	(9,614)	535,013
Total interest expense	(250,756)	(17,739)	(268,495)	(12,199)	9,614	(271,080)
Net interest income (expense)	268,415	7,717	276,132	(12,199)	—	263,933
Core deposit intangible impairment loss	(324)	—	(324)	—	—	(324)
Income tax benefit (expense)	(55,212)	(465)	(55,677)	4,740	—	(50,937)
Net income (loss)	111,393	257	111,650	100,877	(111,650)	100,877
As of December 31, 2006:
Loans held in portfolio	6,134,231	501,429	6,635,660	—	—	6,635,660
Goodwill	226,780	—	226,780	—	—	226,780
Core deposit intangible, net	28,325	—	28,235	—	—	28,235
Total assets	10,104,907	797,588	10,902,495	1,035,495	(1,591,576)	10,346,414
Total deposits	6,306,789	918,224	7,225,013	—	(22,168)	7,202,845
Year ended December 31, 2005:
Total interest and dividend income	397,771	7,311	405,082	—	(2,682)	402,400
Total interest expense	(152,976)	(2,237)	(155,213)	(9,379)	2,682	(161,910)
Net interest income (expense)	244,795	5,074	249,869	(9,379)	—	240,490
Core deposit intangible impairment loss	(203)	—	(203)	—	—	(203)
Income tax benefit (expense)	(52,099)	182	(51,917)	5,573	—	(46,344)
Net income (loss)	110,881	1,321	112,202	97,826	(112,202)	97,826

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Parent Company

The unconsolidated balance sheets of UCBH Holdings, Inc. at December 31, 2007 and 2006, were as follows (dollars in thousands):

BALANCE SHEETS

	2007	2006

ASSETS
Cash and due from banks	$18,114	$11,496
Other equity investments	3,433	3,182
Equipment, net	122	178
Investment in subsidiary	1,259,949	1,013,437
Other assets	10,121	7,202

Total assets	$1,291,739	$1,035,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable	$3,409	$2,375
Short-term borrowings	35,000	—
Subordinated debentures	281,615	240,549
Other liabilities	4,612	6,500

Total liabilities	324,636	249,424

Common stock	1,044	994
Additional paid-in capital	427,474	341,616
Retained earnings	554,568	464,616
Accumulated other comprehensive loss	(15,983)	(21,155)

Total stockholders’ equity	967,103	786,071

Total liabilities and stockholders’ equity	$1,291,739	$1,035,495

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Parent Company — (Continued)

The unconsolidated statements of operations of UCBH Holdings, Inc. for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

STATEMENTS OF OPERATIONS

	2007	2006	2005

Income:
Dividends from subsidiary	$21,500	$7,500	$30,000
Acquisition termination fee	—	5,000	—
Other income	3	15	—

Total income	21,503	12,515	30,000

Expense:
Interest expense on junior subordinated debentures	20,157	12,106	9,353
Loss on extinguishment of subordinated debentures	—	—	1,196
Other general and administrative	4,348	7,099	6,788

Total expense	24,505	19,205	17,337

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	(3,002)	(6,690)	12,663
Income tax benefit	9,705	4,740	5,573
Equity in undistributed net income of subsidiary	95,605	102,827	79,590

Net income	$102,308	$100,877	$97,826

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30.	Parent Company — (Continued)

The unconsolidated statements of cash flows of UCBH Holdings, Inc. for the years ended December 31, 2007, 2006 and 2005, were as follows (dollars in thousands):

STATEMENTS OF CASH FLOWS

	2007	2006	2005

Cash flows from operating activities:
Net income	$102,308	$100,877	$97,826
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(95,605)	(102,827)	(79,590)
Loss on extinguishment of subordinated debenture	—	—	1,196
Depreciation expense	56	67	70
Amortization of purchase premiums	(172)	—	—
Amortization of subordinated debenture fees	357	122	165
Loss on sale of equipment	—	14	—
Excess tax benefit from stock option exercises	(5,115)	(2,007)	—
Changes in operating assets and liabilities:
Decrease in other assets	1,839	6,754	13,935
Increase in accrued interest payable	1,034	1,262	12
Decrease in other liabilities	(262)	(320)	(246)

Net cash provided by operating activities	4,440	3,942	33,368

Cash flows from investing activities:
Cash acquired from Summit Bank Corporation acquisition	—	39	—
Capital contribution to subsidiaries	(77,288)	(77,326)	(30,200)
Equity investment purchase	(251)	(406)	(2,753)
Purchases of equipment	—	(162)	(111)
Proceeds from sale of equipment	—	14	—

Net cash used in investing activities	(77,539)	(77,841)	(33,064)

Cash flows from financing activities:
Net increase in short-term borrowings	35,000	—	—
Proceeds from stock option exercises	10,572	4,374	3,863
Proceeds from issuance of subordinated debentures	41,238	77,321	40,000
Redemption of subordinated debenture	—	—	(30,000)
Excess tax benefit from stock option exercises	5,115	2,007	—
Payment of cash dividend on common stock	(12,208)	(10,849)	(8,700)

Net cash provided by financing activities	79,717	72,853	5,163

Net (decrease) increase in cash and cash equivalents	6,618	(1,046)	5,467
Cash and cash equivalents beginning of year	11,496	12,542	7,075

Cash and cash equivalents end of year	$18,114	$11,496	$12,542

UCBH HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

31.	Unaudited Quarterly Condensed Consolidated Financial Information

The summarized unaudited quarterly supplemental consolidated financial information for the years ended December 31, 2007 and 2006, was as follows (dollars in thousands, except for earnings per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,

2007:
Total interest and dividend income	$185,936	$182,751	$173,715	$163,946
Total interest expense	(99,837)	(98,827)	(94,980)	(90,116)

Net interest income	86,099	83,924	78,735	73,830
Recovery of (provision for) loan losses	(14,025)	(3,010)	(2,098)	(1,048)
Noninterest income	(2,522)	10,822	9,924	12,445
Noninterest expense	(47,526)	(43,578)	(42,821)	(43,895)

Income before income tax expense	22,026	48,158	43,740	41,332
Income tax expense	(5,780)	(17,337)	(15,530)	(14,301)

Net income	$16,246	$30,821	$28,210	$27,031

Earnings per share
Basic	$0.16	$0.30	$0.28	$0.27
Diluted	$0.15	$0.29	$0.27	$0.26
2006:
Total interest and dividend income	$142,663	$137,892	$131,006	$123,452
Total interest expense	(76,484)	(71,768)	(64,956)	(57,872)

Net interest income	66,179	66,124	66,050	65,580
Recovery of (provision for) loan losses	(1,350)	(936)	(1,249)	(307)
Noninterest income	11,969	10,968	10,129	14,077
Noninterest expense	(38,122)	(37,419)	(37,131)	(42,748)

Income before income tax expense	38,676	38,737	37,799	36,602
Income tax expense	(12,194)	(13,167)	(12,393)	(13,183)

Net income	$26,482	$25,570	$25,406	$23,419

Earnings per share:
Basic	$0.28	$0.27	$0.27	$0.25
Diluted	$0.27	$0.26	$0.26	$0.24

32.	Subsequent Events

On January 24, 2008, UCBH’s Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on April 11, 2008, to stockholders of record as of March 31, 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

UCBH Holdings, Inc. (the “Company”) has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

As a result of its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

In conducting an assessment of the effectiveness of the Company’s internal control over financial reporting, the Company has excluded the acquisition of Business Development Bank Ltd. from management’s report on internal control over financial reporting. The Business Development Bank Ltd. acquisition was completed on December 11, 2007, and constituted 2.9% and 0.2% of the total assets and revenues, respectively, of the Company as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2007.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers, directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Election of Directors”, “Executive Officers” and “Board Meeting and Committees — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Stockholders.

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

The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Executive Compensation, Summary Compensation Table, Employment and Change in Control Agreements, Option Grants and Executive Deferred Compensation” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Stockholders.

The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees — Director Compensation and Director Deferred Compensation Plan” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees - Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Stockholders. For information on the Company’s equity compensation plans, see Note 21 to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Shareholders

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in the sections captioned “Ratification of Selection of Independent Auditors — Independent Auditor Fees” in the Company’s definitive Proxy Statement for the May 22, 2008, Annual Meeting of Shareholders.

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

3. Exhibits:

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005
2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005
2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005
2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006
2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007
2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003
4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998
4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998
4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998
4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005
4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007
4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007
4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007
4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as Trustee, dated June 21, 2007	10-Q	000-24947	4.13	August 9, 2007
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004
10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui and certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	May 2, 2007
10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005
10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005
10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	August 15, 2007
10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007
10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006
10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.2	August 15, 2007
10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.3	August 15, 2007
10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007
10.13	China Minsheng Banking Corp., Ltd. and UCBH Holdings, Inc. Investment Agreement
14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004
21.0	Subsidiaries of UCBH Holdings, Inc.					✓
23.1	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP					✓

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.					✓
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Dennis Wu.					✓
32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Dennis Wu.					(1)

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: February 28, 2008
/s/  Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2008
/s/  Dennis Wu
Dennis Wu
Director, Executive Vice President and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ Dennis Wu Dennis Wu	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ Pin Pin Chau Pin Pin Chau	Director	February 28, 2008

/s/ Joseph J. Jou Joseph J. Jou	Lead Director	February 28, 2008

/s/ Li-Lin Ko Li-Lin Ko	Director	February 28, 2008

/s/ James Kwok James Kwok	Director	February 28, 2008

/s/ David S. Ng David S. Ng	Director	February 28, 2008

/s/ Richard Li-Chung Wang Richard Li-Chung Wang	Director	February 28, 2008

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	February 28, 2008