Form 10-Q
period 2008-03-31
UCBH HOLDINGS INC
filed 2008-05-09
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2008.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .
Commission File Number: 000-24947
UCBH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (415) 315-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, the Registrant had 110,460,242 shares of common stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Noninterest bearing cash	$121,657	$117,141
Interest bearing cash	221,854	202,258
Federal funds sold	50,424	26,028

Cash and cash equivalents	393,935	345,427

Securities purchased under agreements to resell	150,000	150,000
Investment and mortgage-backed securities available for sale, at fair value	2,750,174	2,188,355
Investment and mortgage-backed securities held to maturity, at cost (fair value of $269,905 and $276,286 at March 31, 2008, and December 31, 2007, respectively)	264,451	271,485
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	154,531	138,877
Loans held for sale, net of valuation allowance	150,026	177,137

Loans held in portfolio	8,203,000	7,832,150
Allowance for loan losses	(102,839)	(80,584)

Loans held in portfolio, net	8,100,161	7,751,566

Accrued interest receivable	67,170	61,111
Premises and equipment, net	145,119	144,630
Goodwill	430,816	436,606
Core deposit intangibles, net	21,286	22,526
Mortgage servicing rights, net	11,885	12,783
Other assets	103,570	103,063

Total assets	$12,743,124	$11,803,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$861,508	$860,338
Interest bearing deposits	7,220,646	6,920,902

Total deposits	8,082,154	7,781,240

Securities sold under agreements to repurchase	805,000	650,000
Short-term borrowings and federal funds purchased	861,789	492,532
Subordinated debentures	406,553	406,615
Accrued interest payable	26,841	28,169
Long-term borrowings	1,385,808	1,372,190
Other liabilities	108,073	105,717

Total liabilities	11,676,218	10,836,463

Commitments and contingencies (Note 17)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 180,000,000 shares authorized at March 31, 2008, and December 31, 2007; 110,436,042 and 104,397,988 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	1,104	1,044
Additional paid-in capital	525,212	427,474
Retained earnings	552,371	554,568
Accumulated other comprehensive loss	(11,781)	(15,983)

Total stockholders’ equity	1,066,906	967,103

Total liabilities and stockholders’ equity	$12,743,124	$11,803,566

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Interest and dividend income:
Loans	$140,891	$131,651
Investment and mortgage-backed securities:
Taxable	28,760	23,514
Tax exempt	5,888	3,306
FHLB Stock	1,277	922
Federal funds sold and deposits with banks	2,848	2,289
Securities purchased under agreements to resell	2,080	2,264

Total interest and dividend income	181,744	163,946

Interest expense:
Deposits	63,114	65,994
Securities sold under agreements to repurchase	6,577	3,261
Short-term borrowings and federal funds purchased	5,868	5,192
Subordinated debentures	6,871	4,553
Long-term borrowings	16,217	11,116

Total interest expense	98,647	90,116

Net interest income	83,097	73,830
Provision for loan losses	35,069	1,048

Net interest income after provision for loan losses	48,028	72,782

Noninterest income:
Commercial banking fees	4,573	4,745
Service charges on deposits	2,006	1,529
Gain (loss) on sale of securities, net	973	3,076
Gain on sale of SBA loans, net	166	765
Gain on sale of multifamily and commercial real estate loans, net	742	1,394
Lower of cost or market adjustment on loans held for sale, net	(1,428)	(14)
Impairment on available for sale securities	(3,791)	—
Equity loss in other equity investments	(707)	(473)
Other fees	1,022	1,423

Total noninterest income	3,556	12,445

Noninterest expense:
Personnel	29,585	24,264
Occupancy	5,755	4,848
Data processing	2,324	2,280
Furniture and equipment	2,096	2,166
Professional fees and contracted services	1,760	2,329
Deposit insurance	1,167	292
Communication	984	701
Core deposit intangible amortization	1,240	1,008
Foreign currency translation (gain) loss	(2,889)	296
Other general and administrative	6,531	5,711

Total noninterest expense	48,553	43,895

Income before income tax expense	3,031	41,332
Income tax expense	811	14,301

Net income	$2,220	$27,031

Earnings per share:
Basic	$0.02	$0.27
Diluted	$0.02	$0.26

Dividends declared per share	$0.04	$0.03
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Loss(1)	Equity	Income

Balance at December 31, 2006	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	27,031	—	27,031	$27,031
Other comprehensive income, net of tax liability of $2,793	—	—	—	—	4,075	4,075	4,075

Comprehensive income	—	—	—	—	—	—	$31,106

Stock options exercised, including related tax benefit	451,957	5	6,546	—	—	6,551
Stock compensation charge	—	—	770	—	—	770
Cash dividend of $0.03 per share	—	—	—	(2,997)	—	(2,997)

Balance at March 31, 2007	99,900,138	$999	$348,932	$488,650	$(17,080)	$821,501

Balance at December 31, 2007	104,397,988	$1,044	$427,474	$554,568	$(15,983)	$967,103

Net income	—	—	—	2,220	—	2,220	$2,220
Other comprehensive income, net of tax liability of $4,498	—	—	—	—	4,202	4,202	4,202

Comprehensive income	—	—	—	—	—	—	$6,422

Stock options exercised, including related tax benefit	656,834	6	2,954	—	—	2,960
Stock compensation charge	—		1,499	—	—	1,499
Stock issue to China Minsheng Banking Corp., Ltd.	5,381,220	54	93,285	—	—	93,339
Cash dividend of $0.04 per share	—	—	—	(4,417)	—	(4,417)

Balance at March 31, 2008	110,436,042	$1,104	$525,212	$552,371	$(11,781)	$1,066,906

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,220	$27,031
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	35,069	1,048
Amortization of net deferred loan fees	(3,167)	(2,701)
Amortization of net securities premiums and discounts	424	(611)
Federal Home Loan Bank stock dividend	(1,051)	(700)
Amortization of intangibles	2,178	1,921
Depreciation and amortization of premises and equipment	2,605	2,628
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(1,587)	(2,620)
Impairment on available for sale securities	3,791	—
Lower of cost or market adjustment on loans held for sale	1,419	6
Equity loss in other equity investments	707	523
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	1,161	650
Excess tax benefit from stock option exercises	(1,585)	(1,233)
Other, net	3,119	104
Changes in operating assets and liabilities:
Decrease in loans originated in held for sale	9,864	9,965
Increase in accrued interest receivable	(6,059)	(2,285)
Decrease in other assets	579	15,193
Decrease (increase) in accrued interest payable	(1,328)	223
Decrease in other liabilities	(504)	(30,798)

Net cash provided by operating activities	47,855	18,344

Cash flows from investing activities:
Purchase of securities purchased under agreements to resell	—	(150,000)
Proceeds from maturity of securities purchased under agreements to resell	—	175,000
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	44,816	577,155
Purchases	(767,044)	(1,331,188)
Sales	206,884	1,056,161
Called	3,500	64,963
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	1,794	2,225
Called	5,267	—
Proceeds from redemption of Federal Home Loan Bank stock	—	1,908
Purchase of Federal Home Loan Bank stock	(11,622)	(1,651)
Proceeds from redemption of Federal Reserve Bank stock	—	1,267
Funding of other equity investments	(1,737)	(232)
Proceeds from the sale of loans originated in held in portfolio	57,816	88,550
Loans originated in held in portfolio funded and purchased, net of principal collections	(467,897)	(371,401)
Purchases of premises and other equipment	(3,304)	(1,421)
Other investing activities, net	41	16

Net cash (used in) provided by investing activities	(931,486)	111,352

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	8,235	72,543
Net increase in time deposits	275,667	23,780
Net increase (decrease) in short-term borrowings	385,187	(212,757)
Proceeds from securities sold under agreements to repurchase	455,000	—
Payments of securities sold under agreements to repurchase	(300,000)	(101,600)
Proceeds from long-term borrowings	19,521	201,362
Principal payments of long-term borrowings	(4,638)	(28,288)
Proceeds from stock option exercises	1,375	5,318
Excess tax benefit from stock option exercises	1,585	1,233
Proceeds from stock issued to China Minsheng Banking Corp., Ltd.	93,339	—
Payment of cash dividend on common stock	(3,132)	(2,983)

Net cash provided by (used in) financing activities	932,139	(41,392)

Net increase in cash and cash equivalents	48,508	88,304
Cash and cash equivalents at beginning of period	345,427	354,419

Cash and cash equivalents at end of period	$393,935	$442,723

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Basis of Presentation and Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of UCBH Holdings, Inc. (“UCBH”), the bank holding company of United Commercial Bank (“UCB”), and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” and “our”). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2007, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three months ended March 31, 2008, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three months ended March 31, 2008, include the results of operations of United Commercial Bank (China) Limited (“UCB China”) (formerly known as Business Development Bank Ltd.), which was acquired on December 11, 2007, and The Chinese American Bank (“CAB”), which was acquired on May 23, 2007.

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

Where available, fair value is based on or derived from observable market prices or parameters. Where observable prices or parameters are not available, valuations from outsourced service providers are generally obtained to assist the Company. The valuations performed by the service providers to assist the Company involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the residual tranche on our collateralized mortgage-backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage-related asset-backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations that are obtained from third parties require significant estimation and judgment and are therefore subject to significant subjectivity. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting lack of clear and observable prices or parameters, such as those experienced during the second half of 2007 and the first quarter of 2008. If such conditions exist for the remainder of 2008, management of the Company would expect continued reliance on these judgments.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Fair Values

Effective January 1, 2008, the Company determines the fair values of its financial instruments based on the fair value hierarchy delineated in Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices for identical financial assets or liabilities in active markets.

Level 2: Quoted prices for similar financial assets or liabilities in active markets; quoted prices for identical or similar financial assets or liabilities in markets that are not active; and valuations derived by models in which the significant inputs and significant value drivers are observable in active markets.

Level 3: Valuations derived by models in which one or more significant inputs or significant value drivers are unobservable. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the financial asset or liability.

For more information regarding the fair value of the Company’s financial instruments see Note 20 — Fair Values of Financial Assets and Liabilities.

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

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets.

Foreign Currency Translation

Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. For our Hong Kong branch and our Chinese wholly owned subsidiary, UCB China, the functional currency is the U.S. dollar. As such, the resulting remeasurement currency gains and losses on foreign-denominated assets and liabilities are included in net income.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the March 31, 2008, presentation.

2.	Recent Accounting Pronouncements

Accounting for Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.

In conjunction with the adoption of SFAS 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities, on a contract-by-contract basis, with changes in fair value reported in results of operations. The Company did not elect the fair value option for any of its financial assets or financial liabilities on the adoption date. As such, the adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133, was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

3.	Investment Agreement

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng will acquire 9.9% of the outstanding shares of UCBH common stock (calculated on a post-closing basis) in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post-closing basis).

On March 5, 2008, UCBH and Minsheng completed the initial closing under the Investment Agreement (the “Initial Closing”) and entered into a Voting Agreement (the “Voting Agreement”). UCBH sold approximately 5.4 million newly issued shares of UCBH common stock, or 4.9% of the total outstanding shares (calculated on a post-closing basis), at $17.79 per share, in exchange for $95.7 million in cash proceeds, $93.3 million after the payment of $2.4

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
million in closing costs. Under the Voting Agreement, Minsheng agrees to vote the shares of UCBH it owns (the “Shares”) in favor of persons nominated and recommended by the Board of Directors of UCBH (the “Board”) as directors of the Board and against any person nominated for election as a director by any other person, except for persons designated by Minsheng for nomination to the Board pursuant to an Investor’s Rights and Standstill Agreement between UCBH and Minsheng (the “Investor’s Rights Agreement”). The Investor’s Rights Agreement provides that following the Initial Closing, Minsheng will recommend one person to be appointed to the Board in a newly created Board seat, and if Minsheng’s ownership of UCBH common stock is increased to 20.0% (calculated on a post-closing basis) by mutual agreement, Minsheng will have the right to recommend a second person to be appointed in another newly created Board seat. Under the Voting Agreement, Minsheng also agrees to vote the Shares as directed by the Board except under certain circumstances enumerated in the Voting Agreement.
The Voting Agreement will terminate on the earliest of (i) the date when Minsheng no longer owns any Shares, (ii) the October 7, 2010 expiration of the standstill period as set forth in the Investor’s Rights Agreement or (iii) the termination of the Investment Agreement by Minsheng as a result of a material breach of the Investment Agreement by UCBH.

In the second phase, which is anticipated to close in 2008, Minsheng will increase its ownership to 9.9% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

4.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the Federal Reserve Bank (“FRB”) of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At March 31, 2008, and December 31, 2007, the reserve requirement was $5.0 million and $6.9 million, respectively.

5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the three months ended March 31, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Average balance outstanding	$150,000	$158,863
Maximum amount outstanding at any month end period	150,000	200,000
Balance outstanding at end of period	150,000	150,000
Weighted average interest rate during the period	5.55%	6.70%
Weighted average interest rate at end of period	6.45%	6.21%
Weighted average remaining term to maturity at end of period (in years)	8.92	9.17

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6. Investment and Mortgage-Backed Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at March 31, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Collateralized debt obligations	$27,598	$—	$(3,063)	$24,535	$12,575	$(1,907)	$7,344	$(1,156)	$19,919	$(3,063)
U.S. Government sponsored enterprises notes	23,466	—	(3,777)	19,689	19,689	(3,777)	—	—	19,689	(3,777)
U.S. Government sponsored enterprises discount notes	662,853	19,652	—	682,505	—	—	—	—	—	—
Municipals	278,849	248	(13,533)	265,564	212,851	(12,338)	14,463	(1,195)	227,314	(13,533)
Other	10,000	—	(2,400)	7,600	—	—	7,600	(2,400)	7,600	(2,400)

Total investment securities available for sale	1,002,766	19,900	(22,773)	999,893	245,115	(18,022)	29,407	(4,751)	274,522	(22,773)

Mortgage-backed securities available for sale:
FNMA	551,691	5,092	(1,651)	555,132	51,189	(300)	72,189	(1,351)	123,378	(1,651)
GNMA	469,617	1,235	(981)	469,871	293,984	(635)	19,089	(346)	313,073	(981)
FHLMC	188,004	448	(3,712)	184,740	62,932	(1,623)	88,408	(2,089)	151,340	(3,712)
CMBS	375,215	—	(10,560)	364,655	364,655	(10,560)	—	—	364,655	(10,560)
Other	181,436	57	(5,610)	175,883	115,292	(3,122)	47,705	(2,488)	162,997	(5,610)

Total mortgage-backed securities available for sale	1,765,963	6,832	(22,514)	1,750,281	888,052	(16,240)	227,391	(6,274)	1,115,443	(22,514)

Total investment and mortgage-backed securities available for sale	2,768,729	26,732	(45,287)	2,750,174	1,133,167	(34,262)	256,798	(11,025)	1,389,965	(45,287)

Investment securities held to maturity:
Municipal securities	207,427	5,846	(297)	212,976	9,554	(224)	1,098	(73)	10,652	(297)

Mortgage-backed securities held to maturity:
FNMA	4,044	—	(51)	3,993	—	—	3,993	(51)	3,993	(51)
GNMA	52,562	171	(211)	52,522	—	—	11,176	(211)	11,176	(211)
FHLMC	418	—	(4)	414	—	—	414	(4)	414	(4)

Total mortgage-backed securities held to maturity	57,024	171	(266)	56,929	—	—	15,583	(266)	15,583	(266)

Total investment and mortgage-backed securities held to maturity	264,451	6,017	(563)	269,905	9,554	(224)	16,681	(339)	26,235	(563)

Total securities	$3,033,180	$32,749	$(45,850)	$3,020,079	$1,142,721	$(34,486)	$273,479	$(11,364)	$1,416,200	$(45,850)

As of March 31, 2008, the net unrealized loss on securities was $13.1 million. The net unrealized loss on securities that are available for sale was $18.6 million. Net of a tax benefit of $6.8 million, the unrealized $11.8 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $5.5 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the Consolidated Balance Sheets. As more fully described in Note 7, from time to time to manage concentration risk and liquidity, the Company may securitize commercial real estate loans and retain such investments (“CMBS”) as well as multifamily loans through the Federal National Mortgage Association (“FNMA”).
Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of U.S. Government sponsored enterprise notes, mortgage-backed securities and municipal securities. The U.S. Government sponsored enterprise notes are issued by one of the several government sponsored enterprises, such as FNMA, Government National Mortgage Association (“GNMA”) or

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Federal Home Loan Bank (“FHLB”). The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.
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
The municipal securities are issued by states and their political subdivisions in the U.S. These securities either have bond insurance or guarantees that provide investment grade ratings of AAA, AA, or A. There have not been any material deteriorations of credit quality that would contribute to other than temporary impairment. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.
Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale are comprised of private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities (“TPS”), FNMA and FHLMC preferred stock, and interest-only strips from SBA loans.
Collateralized debt obligations (“CDO”) with an amortized cost basis of $27.6 million and carrying value of $24.5 million at March 31, 2008, include securities backed by REIT trust preferred securities (“TPS”) and bank TPS and which are included in our available-for-sale securities. The carrying value at March 31, 2008 reflects the $3.8 million other than temporary impairment charge that we recognized on two CDOs and which was reflected in our results of operations for the three months ended March 31, 2008.
UCB has the intent and ability to hold its available-for-sale securities until recovery of the carrying value, which could be maturity. As such, with the exception of the two CDOs mentioned in the previous paragraph, UCB has concluded that the decline in value on these available-for-sale securities is temporary, as the decline in value has been driven predominantly by current market conditions and decreased liquidity.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
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
CDOs with an amortized cost basis of $31.4 million and carrying value of $28.7 million at December 31, 2007, include securities backed by REIT TPS and bank TPS and which are included in our available-for-sale securities. The carrying value at December 31, 2007 reflects the $11.6 million other than temporary impairment charge that we recognized on two CDOs and which was reflected in our fourth quarter 2007 results of operations.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
7. Securitization Activities
The Company engages in securitization activities related to commercial real estate and multi-family mortgage loans and consumer residential mortgage loans to manage concentration risk and liquidity. Special purpose entities (“SPE”) are typically used to facilitate the commercial real estate securitization transactions. The Company typically retains interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s Consolidated Balance Sheets in available-for-sale investment securities and are reflected at fair value. Any resulting changes in fair value are reflected in other comprehensive income, unless the change in fair value is considered other than temporary.
During the three months ended March 31, 2008, UCB securitized $45.8 million of residential mortgage loans with servicing rights retained through FNMA. No loans were securitized during the three months ended March 31, 2007.
8. Loans Held for Sale
The components of loans held for sale as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$151,595	$175,474
Business	223	1,109

Total commercial loans	151,818	176,583

Consumer:
Residential mortgage (one to four family)	—	927

Loans held for sale (1)	151,818	177,510
Valuation allowance	(1,792)	(373)

Net loans held for sale	$150,026	$177,137

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $265,000 and $322,000 at March 31, 2008, and December 31, 2007, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
9. Loans Held in Portfolio and Allowance for Loan Losses
The components of loans held in portfolio as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$2,368,861	$2,317,501
Secured by real estate — multifamily	1,208,201	1,186,177
Construction	1,831,195	1,666,550
Business	2,225,938	2,076,597

Total commercial loans	7,634,195	7,246,825

Consumer:
Residential mortgage (one-to-four family)	501,636	518,674
Other (1)	67,169	66,651

Total consumer loans	568,805	585,325

Loans held in portfolio (2)	8,203,000	7,832,150
Allowance for loan losses	(102,839)	(80,584)

Net loans held in portfolio	$8,100,161	$7,751,566

(1)	Amount includes deposit overdrafts of $2.7 million and $6.7 million at March 31, 2008, and December 31, 2007, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $15.7 million and $17.9 million at March 31, 2008, and December 31, 2007, respectively.
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2008 and 2007, were as follows (dollars in thousands):

	March 31, 2008			March 31, 2007
		Allowance for			Allowance for
		Losses - Unfunded			Losses - Unfunded
	Allowance for	Commitments	Total Allowance for	Allowance for	Commitments	Total Allowance for
	Loan Losses	(1)	Losses	Loan Losses	(1)	Losses
Balance at beginning of period	$80,584	$4,793	$85,377	$62,015	$6,833	$68,848
Provision for losses	34,599	470	35,069	2,545	(1,497)	1,048
Loans charged off	(12,355)	—	(12,355)	(1,772)	—	(1,772)
Recoveries of loans previously charged off	11	—	11	16	—	16

Balance at end of period	$102,839	$5,263	$108,102	$62,804	$5,336	$68,140

(1)	Included in “Other liabilities” in the Consolidated Balance Sheets.
The provision for loan losses was $35.1 million for the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007. The extreme dislocation in the financial markets, which began in the fourth quarter of 2007, and which has continued to negatively affect the economy and the financial services sectors in 2008, has resulted in additional deterioration in the housing and land values in certain California and Nevada markets such as Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley. As such, in the three months ended March 31, 2008, the Company increased its general and specific valuation allowance in its residential construction loan portfolio.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The higher net charge-offs of $12.3 million in the three months ended March 31, 2008 as compared to $1.8 million for the three months ended March 31, 2007 was due to the additional deterioration of our residential construction loan portfolio, as discussed in the previous paragraphs.
10.	Goodwill and Goodwill Impairment

Assets and liabilities of companies acquired in purchase transactions are recorded at fair value at the date of acquisition. Goodwill represents the excess purchase price over the fair value of net assets acquired, plus any identifiable intangibles. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events and circumstances indicate a potential impairment. The impairment test is performed in two phases at the reporting unit level. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional step has to be performed. The additional step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of such goodwill. An impairment loss is recorded to the extent that the carrying value of the goodwill exceeds its implied fair value.

Our annual goodwill impairment analysis is conducted in September. However, because of the continued deteriorating conditions during the quarter ended March 31, 2008, it was determined that an interim goodwill impairment analysis needed to be performed. Therefore, goodwill in our reporting units was tested for impairment beginning in the latter part of March 2008. Based on the results of our analysis, which included the first step procedures cited in the previous paragraph, it was determined that goodwill at the reporting units was not impaired at March 31, 2008.

During the three months ended March 31, 2008, an adjustment of $1.1 million was recorded to reflect the under-recognition of amortization in 2007 associated with a time deposit discount arising from our acquisition of Summit Bank. The adjustment increased interest expense $1.1 million and decreased goodwill by a like amount. The adjustment is the correction of an error that was identified in 2007 and is deemed immaterial to the expected 2008 full year results of operations.

11.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the three months ended March 31, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Average balance outstanding	$789,293	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	805,000	650,000
Weighted average interest rate during the period	3.95%	4.21%
Weighted average interest rate at end of period	3.72%	4.04%
Weighted average remaining term to maturity at end of period (in years)	7.35	8.63

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Long-Term and Short-Term Borrowings
Information regarding outstanding long-term and short-term borrowings as of and for the three months ended March 31, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$650,811	$299,713
Maximum amount outstanding at any month end period	723,789	637,787
Balance outstanding at end of period	723,789	414,532
Weighted average interest rate during the period	3.12%	5.15%
Weighted average interest rate at end of period	2.57%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.03	0.08

Federal funds purchased:
Balance outstanding at end of period	$138,000	$78,000

Long-term borrowings:
Federal Home Loan Bank advances and other long-term borrowings::
Average balance outstanding	$1,425,520	$1,113,881
Maximum amount outstanding at any month end period	1,448,634	1,372,190
Balance outstanding at end of period	1,385,808	1,372,190
Weighted average interest rate during the period	4.55%	4.69%
Weighted average interest rate at end of period	4.54%	4.57%
Weighted average remaining term to maturity at end of period (in years)	4.9	5.2
UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term and long-term borrowings with the FHLB totaled $574.0 million and $1.3 billion at March 31, 2008, and $236.0 million and $1.33 billion at December 31, 2007, respectively. At March 31, 2008, the advances were secured with $437.8 million of mortgage-backed securities and $3.69 billion of loans, and at December 31, 2007, $18.0 million of mortgage-backed securities and $4.15 billion of loans secured the advances. At March 31, 2008, credit availability under this facility was approximately $614.0 million.
12. Earnings Per Share
The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, were 9,880,200 shares and 2,856,300 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2008:
Net income — basic	$2,220	106,128,270	$0.02
Effect of stock options	—	1,865,959

Net income — diluted	$2,220	107,994,229	$0.02

Three months ended March 31, 2007:
Net income — basic	$27,031	99,731,221	$0.27
Effect of stock options	—	3,531,505

Net income — diluted	$27,031	103,262,726	$0.26

13.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of March 31, 2008, the Company had 2,120,149 shares of common stock reserved for the issuance of options under the Plan.

The Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Awards granted after January 1, 2006 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight-line basis over the service periods of each award. No share-based employee compensation cost has been reflected in the Company’s results of operations prior to the adoption of SFAS No. 123(R) and the results for prior periods have not been restated. The Company estimated forfeiture rates for the first quarter of 2008 based on its historical experience.

In order to estimate the fair value of stock options, the Company used the Black-Scholes option valuation model, which was developed for use in estimating the fair value of publicly traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions and these assumptions can vary over time.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Options outstanding under the Company’s stock option plan as of March 31, 2008, and changes during the three months ended March 31, 2008, were as follows (dollars in thousands, except weighted average exercise price):

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Options outstanding at December 31, 2007	13,895,938	$13.18	5.38	$47,713
Granted	1,495,500	13.26
Exercised	(656,834)	2.10
Cancelled	(30,234)	19.34
Forfeited	(15,766)	17.23

Options outstanding at March 31, 2008	14,688,604	$13.67	5.80	$9,407

Shares exercisable at March 31, 2008	12,221,186	$13.42	5.08	$9,407

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The aggregate intrinsic value of options exercised during the quarters ended March 31, 2008 and 2007 was $4.5 million and $3.2 million, respectively. Cash received from option exercises for the quarters ended March 31, 2008 and 2007 was $1.4 million and $5.3 million, respectively. The tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2008 and 2007, totaled $1.6 million and $1.2 million, respectively.
The range of exercise prices for options outstanding at March 31, 2008 is as follows:

		Weighted Average	Weighted Average		Weighted Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$1.99	540,664	$1.88	1.00	540,664	$1.88
$2.00-$5.99	121,824	2.91	2.00	121,824	2.91
$6.00-$6.99	3,411,774	6.15	3.07	3,411,774	6.15
$7.00-$8.99	261,808	7.21	3.77	261,808	7.21
$9.00-$10.99	518,334	10.11	4.61	518,334	10.11
$11.00-$13.99	1,791,633	13.12	9.07	297,633	12.38
$14.00-$15.99	473,164	15.00	5.92	414,166	14.89
$16.00-$18.09	2,019,269	17.31	7.84	1,225,112	17.29
$18.10-$19.99	4,998,334	18.83	6.39	4,878,071	18.83
$20.00-$21.99	551,800	21.05	6.82	551,800	21.05

Total/Average	14,688,604	13.67	5.80	12,221,186	13.42

As of March 31, 2008, there was $12.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized over the next three years. The total fair value of options that vested during the three months ended March 31, 2008 and 2007 was $2.3 million and $1.3 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
14. Income Taxes
The Company recognizes the accrual of interest and any associated penalties related to unrecognized tax benefits in income before income taxes in the Consolidated Statements of Operations. The amount of interest and penalties for the three months ended March 31, 2008 and 2007 was immaterial.
The Company has established unrecognized tax benefits that the Company believes are adequate in relation to the potential for additional assessments. Once established, the Company will adjust unrecognized tax benefits only when additional information is available or when an event occurs which necessitates a change. The Company believes that the resolution of tax matters will not have a material effect on its financial position or results of operations. Nonetheless, a resolution could have a material impact on such financial position or results of operations for a particular future period and on the Company’s effective income tax rate for the period in which such resolution occurs.
15. Related Party Transactions
Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $1.0 million and $1.1 million at March 31, 2008, and December 31, 2007, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.
16. Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk
The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Commitments to extend credit:
Consumer (including residential mortgage)	$93,099	$101,978
Commercial (excluding construction)	1,631,403	1,488,733
Construction	1,023,835	1,101,515
Letters of credit	220,752	183,792
Foreign exchange contracts receivable	(748,268)	(806,310)
Foreign exchange contracts payable	748,268	806,380
Put options to buy	17,094	7,600
Put options to sell	(17,094)	(7,600)
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	5,849	6,996
Other	905	1,928

Total	$3,000,843	$2,910,012

17. Contingent Liabilities
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
18. Supplemental Cash Flow Information
The supplemental cash flow information for the three months ended March 31, 2008 and 2007 was as follows (dollars in thousands):

	2008	2007

Cash paid during the period for:
Interest	$99,975	$89,893
Income taxes	587	13,817

Noncash investing and financing activities:
Transfer of loans from held for sale to held in portfolio	$2,246	$36,253
Transfer of loans to held for sale from held in portfolio	28,611	39,746
Loan securitizations:
Loans originated in held in portfolio sold	45,762	—
Mortgage-backed securities acquired	(45,737)	—
Mortgage servicing rights acquired	(25)	—
19. Segment Information
The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCB Investment Services, UCB Securities Corporation, UCB China and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.
The following is segment information for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Domestic		Total	UCBH Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Three Months Ended March 31, 2008:
Total interest and dividend income	$169,931	$23,346	$193,277	$3	$(11,536)	$181,744
Net interest income (expense)	79,645	8,635	88,280	(5,183)	—	83,097
Net income (loss)	4,576	6,008	10,584	2,220	(10,584)	2,220

Three Months Ended March 31, 2007:
Total interest and dividend income	$158,605	$8,434	$167,039	$2	$(3,095)	$163,946
Net interest income (expense)	75,423	2,989	78,412	(4,582)	—	73,830
Net income (loss)	29,902	948	30,850	27,031	(30,850)	27,031
20. Fair Values of Financial Assets and Liabilities
Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability, in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
SFAS 157 also establishes a fair value hierarchy which ranks the quality and reliability of the information to be used to determine fair values. The Company has designed its methodologies to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1: Quoted prices for identical financial assets or liabilities in active markets.
Level 2: Quoted prices for similar financial assets or liabilities in active markets; quoted prices for identical or similar financial assets or liabilities in markets that are not active; and valuations derived by models in which the significant inputs and significant value drivers are observable in active markets.
Level 3: Valuations derived by models in which one or more significant inputs or significant value drivers are unobservable. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the financial asset or liability.
Determination of Fair Value
The Company measures fair value using the procedures described below for all assets and liabilities measured at fair value:
When determining the fair value measurements for financial assets and liabilities required to be recorded and reflected at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would take into account when pricing the asset or liability. When possible, the Company uses quoted market prices from active and observable markets to determine fair value for identical assets and liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable information for similar assets and liabilities. However, certain of the Company’s assets and liabilities are not actively traded in observable markets and as such, the Company must use alternative valuation techniques to derive a fair value measurement. The information obtained from third parties is typically derived from models that take into account market-based or independently sourced market parameters, such as interest rates, currency rates, credit default, and prepayment rates. Financial assets or liabilities that are valued using externally generated models are classified by the Company according to the lowest level input or value driver that is most significant to the valuation. As such, a financial asset or liability may be classified in Level 3, although there may be significant inputs that are readily observable.
It should be noted that the resulting fair value measurements derived from alternative valuation techniques oftentimes result in a fair value that cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the underlying financial asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying key assumptions used, such as discount rates and estimates of future credit defaults, prepayments rates and future cash flows, that could significantly affect the results of current or future fair values.
The Company’s principal markets for its investment securities portfolios are the secondary institutional markets, with exit pricing that is reflective of bid level pricing in those markets. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. For loans that are expected to be securitized, fair value is determined based upon observable pricing of securities prices of similar products and when appropriate includes adjustments to account for credit spreads, interest rates, collateral types, credit quality and prepayment rates. The principal market for loans held for sale and loans expected to be securitized is the secondary market in which loans trade as either whole loans or securities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following is a description of the major categories of our financial assets and liabilities that are reflected at fair value, on either a recurring or nonrecurring basis:
Agency Preferred and Exchange Traded Equity Securities — are valued based on quoted market prices from the exchange and are categorized in Level 1 of the fair value hierarchy.
Commercial Mortgage Backed Securities (“CMBS”) and Asset Backed Securities (“ABS”) — includes private Commercial Mortgage Backed Securities and related retained interests, private Collateralized Mortgage Obligations, Small Business Association pooled securities, Small Business Association interest-only strips, Collateralized Loan Obligations, bank trust preferred security CDOs and REIT trust preferred security CDOs.
CMBS and ABS may be valued utilizing external price/spread data. When position-specific data are not observable, the valuation is based on quoted market prices of comparable bonds. Valuation levels of CMBS and ABS indices are used as an additional data point for benchmarking purposes. Interest-only securities are valued as a function of projected prepayment rates and required market yields, using current market assumptions at the measurement date. CDOs are valued based on an evaluation which takes into consideration the underlying collateral performance and pricing, behavior of the tranche under various cumulative loss, interest deferral, prepayment and liquidity scenarios. Fair value for retained interests in CMBS is based on the present value of expected future cash flows using best estimates for the key assumptions, which include forecasted credit defaults and losses, prepayment rates, forward yield curves and discount rates commensurate with the risks involved.
CMBS and ABS are categorized in Level 2 of the fair value hierarchy. If significant inputs such as prepayment, default assumptions and discount rate are not observable, such securities are categorized in Level 3 of the fair value hierarchy.
U.S. Government and Agency Securities — includes our Callable Agency Securities, Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations and which are valued using quoted market prices for similar securities. Accordingly, these securities are categorized in Level 2 of the fair value hierarchy.
Municipal Bonds — are estimated using recently executed transactions, market price quotations for similar securities and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are categorized in Level 2 of the fair value hierarchy.
Loans Held for Sale — are carried at the lower of cost or market value. The fair value of these loans is based on what secondary markets are currently offering for portfolios with similar characteristics. Due to recent market conditions, the prices we receive for our loans held for sale have significant inputs that are not observable. As such, loans held for sale that have been written down to their cost basis during the three months ended March 31, 2008, are categorized in Level 3 of the fair value hierarchy.
Mortgage Servicing Rights (“MSR’s”) — are estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions including estimates of prepayment speeds, discount rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS No. 156, we record MSR’s at estimated fair value, but carry them at the lower of cost or market value. MSR’s are classified as being measured on a recurring basis per FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. Fair value measurements of our MSR’s use significant unobservable inputs. Accordingly, we categorize MSR’s in Level 3 of the fair value hierarchy.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Impaired Loans — are measured for impairment using the practical expedient in FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of March 31, 2008, impaired loans were categorized as level 3 due to recent real estate market conditions resulting in inactive market data which in turn required the use of unobservable inputs and assumptions in our fair value measurements.
Derivative Contracts — consist primarily of foreign currency forward, option contracts, and swaps. Substantially all of these derivative contracts are traded in over-the-counter markets, where quoted market prices are not readily available. As such, fair value is measured using pricing models that utilize primarily market observable inputs, such as yield curves and option volatilities, and accordingly are categorized in Level 2 of the fair value hierarchy.
Assets and liabilities measured at fair value at March 31, 2008, on a recurring basis are summarized below (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Investment and mortgage-backed securities available for sale	$2,750,174	$19,688	$2,679,896	$50,590
Mortgage servicing rights.	16,075	—	—	16,075
Net other financial assets (1)	806	—	806	—

Total	$2,767,055	$19,688	$2,680,702	$66,665

Net other financial liabilities (1)	$(3,242)	$—	$(3,242)	$—

(1)	Derivatives are included in this category.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

			Total Unrealized
			Gains (Losses)
		Realized Gains	Included in Other	Purchased, Sales,
	Beginning Balance	(Losses) Included	Comprehensive	Other Settlements		Transfers In and/or	Ending Balance
	January 1, 2008	in Income	Income	and Issuances, Net		(Out) of Level 3	March 31, 2008
Investment securities available for sale	$59,029	$(3,791)	$(3,100)	$(1,548)		$—	$50,590
Mortgage servicing rights	17,070	(253)	—	(742)	(1)	—	16,075

Total assets	$76,099	$(4,044)	$(3,100)	$(2,290)		$—	$66,665

(1)	Includes change in fair value.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Company measures certain financial assets at fair value on a nonrecurring basis. For financial assets measured at fair value on a nonrecurring basis in the quarter ended March 31, 2008, that were still held on the Consolidated Balance Sheet at March 31, 2008, the following table presents the carrying value of those assets measured at fair value on a nonrecurring basis for which impairment was recognized in the current period:

					Total Realized	Financial Statement
	Total	Level 1	Level 2	Level 3	Gains (Losses)	Effect
Loans held for sale	$98,094	$—	$—	$98,094	$(1,428)	Income Statement
Impaired loans	156,418	—	—	156,418	(12,375)	Income Statement
21. Subsequent Events
On January 24, 2008, UCBH’s Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on April 11, 2008, to stockholders of record as of March 31, 2008. On April 24, 2008, UCBH’s Board of Directors declared a quarterly cash dividend of $0.04 per share of common stock. The dividend will be paid on July 11, 2008, to stockholders of record as of June 30, 2008.

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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $12.74 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-seven offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At March 31, 2008, we had seventy domestic branches and offices; twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. The challenges presented by the general interest rate and current economic environment that we must work within did impact the Company’s performance during the three months ended March 31, 2008.
The Company reported earnings for the three months ended March 31, 2008, of $2.2 million or $0.02 per diluted share. This compares with $27.0 million or $0.26 per diluted share for the three months ended March 31, 2007, and $16.2 million or $0.15 per diluted share for the three months ended December 31, 2007. Return on average equity (“ROE”) was 0.89% and return on average assets (“ROA”) was 0.07% for the three months ended March 31, 2008, compared with a ROE of 13.43% and ROA of 1.09% for the three months ended March 31, 2007, and a ROE of 6.79% and a ROA of 0.58% for the three months ended December 31, 2007.
CORPORATE DEVELOPMENTS
Investment Agreement with China Minsheng Banking Corp., Ltd. On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement (the “Investment Agreement”), pursuant to which Minsheng will acquire 9.9% of the outstanding shares of UCBH common stock (calculated on a post-closing basis) in two phases, with a mutual option to increase Minsheng’s ownership to 20.0% (calculated on a post-closing basis).
On March 5, 2008, UCBH and Minsheng completed the initial closing under the Investment Agreement (the “Initial Closing”) and entered into a Voting Agreement (the “Voting Agreement”). UCBH sold approximately 5.4 million newly issued shares of UCBH common stock, or 4.9% of the total outstanding shares (calculated on a post-closing basis), at $17.79 per share, in exchange for $95.7 million in cash proceeds, $93.3 million after the payment of $2.4 million in closing costs. Under the Voting Agreement, Minsheng agrees to vote the shares of UCBH it owns (the “Shares”) in favor of persons nominated and recommended by the Board of Directors of UCBH (the “Board”) as directors of the Board and against any person nominated for election as a director by any other person, except for persons designated by Minsheng for nomination to the Board pursuant to an Investor’s Rights and Standstill Agreement between UCBH and Minsheng (the “Investor’s Rights Agreement”). The Investor’s Rights Agreement provides that following the Initial Closing, Minsheng will recommend one person to be appointed to the Board in a newly created Board seat, and if Minsheng’s ownership of UCBH common stock is increased to 20.0% (calculated on a post-closing basis) by mutual agreement, Minsheng will have the right to recommend a second person to be appointed in another newly created Board seat. Under the Voting Agreement, Minsheng also agrees to vote the Shares as directed by the Board except under certain circumstances enumerated in the Voting Agreement.
The Voting Agreement will terminate on the earliest of (i) the date when Minsheng no longer owns any Shares, (ii) the October 7, 2010 expiration of the standstill period as set forth in the Investor’s Rights Agreement or (iii) the termination of the Investment Agreement by Minsheng as a result of a material breach of the Investment Agreement by UCBH.
In the second phase, which is anticipated to close in 2008, Minsheng will increase its ownership to 9.9% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At March 31, 2008, UCB’s total allowance for loan losses was $102.8 million, which represented 1.25% of loans held in portfolio.
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
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the three months ended March 31, 2008, UCB effected further refinements in the determination of certain loss factors. In addition, UCB performs its annual allowance methodology review during the second quarter of each year, however, during 2008 the allowance methodology was performed during the first quarter of 2008. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
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
Additions to the allowance for loan losses are made by charges to the provision for loan losses. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged off amounts are credited to the allowance for loan losses.
The allowance for loan losses increased $22.2 million from $80.6 million at December 31, 2007 to $102.8 million at March 31, 2008. The increase is due primarily to a $35.1 million provision for loan losses recorded in the three months ended March 31, 2008. The increased provision for loan losses was the result of increases in classified construction loans and specific reserves on construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. This increase was partially offset by a $5.5 million loss reserve reduction from the reduction of historical and qualitative loss factors related primarily to our commercial business loan portfolio. The reduction in the commercial business loan portfolio’s historical and qualitative loss factors was based on our quarterly loss factor assessment and is due to the portfolio exhibiting delinquency and criticized/classified loan levels that remain relatively low as compared to our long term historical trends. In addition we had net charge-offs of $12.3 million during the three months ended March 31, 2008.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets.
The reserve for unfunded commitments increased $293,000 from December 31, 2007, to March 31, 2008, due to increased levels of unfunded commitments and growth in the trade finance business.
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
Impaired Loans
A loan is considered to be impaired when it is probable that all of the principal and interest due under the terms of the original loan agreement may not be collected. Impairment is measured using the practical expedient allowed by SFAS No. 114, whereby the fair value of the loan is based on the fair value of the loan’s collateral, provided that the loan is collateral dependent. Fair value is measured based on an appraisal prepared by an independent appraiser. Subsequent to receiving the appraisal, a quarterly review is made as part of the review of the allowance for loan losses to determine whether the value set forth in the appraisal is still applicable. These reviews use unobservable inputs and assumptions such as changes in economic conditions, changes in local market conditions, etc., to evaluate the applicability of the appraisal. Impaired loans are initially categorized as nonrecurring Level 2 but may move to Level 3 if the value set forth by the independent appraisals is significantly adjusted as a result of the quarterly review processes.
Valuations of Financial Instruments
The Company holds fixed income mortgage and asset-backed securities, exchange traded equity securities, retained interests in securitizations, investments in private equity, venture capital and other nonpublic investments, over-the-

counter foreign exchange derivative contracts and other financial instruments. The Company holds its investment securities to meet and manage liquidity needs and interest rate and foreign exchange risks.
A significant portion of the Company’s financial instruments described in the previous paragraph are carried at fair value. In total, the financial instruments that are carried at fair value on a recurring basis at March 31, 2008 and December 31, 2007, are approximately 21.6% and 18.5% of total assets, respectively.
Wherever possible, we base our fair values on observable market prices for identical assets or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data. Where observable prices or inputs are not available, valuation models from outsourced service providers are utilized to assist the Company. The valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the respective financial instrument’s market and related complexity. Reliance on estimation and judgment increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting lack of clear and observable prices or parameters, such as those experienced during the latter half of 2007 and the first quarter of 2008. If such conditions continue throughout the remainder of 2008, we would expect continued reliance on these estimates and judgments. As a result, the fair values that we have assigned to these assets may not necessarily represent amounts that could be ultimately realized upon their disposal or settlement. When or if the liquidity returns to the markets, the valuations will revert to using the related observable inputs in verifying the values calculated using valuation models.
Any declines in a specific investment security’s fair value that are determined to be other than temporary, result in a write-down of the investment security and a corresponding charge to noninterest income. During the three months ended March 31, 2008, as a result of continued deteriorating market conditions, the Company recognized other than temporary impairments totaling $3.8 million.
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
Our annual goodwill impairment analysis is conducted in September. However, because of the continued deteriorating conditions during the quarter ended March 31, 2008, it was determined that an interim goodwill impairment analysis needed to be performed. Therefore, goodwill in our reporting units was tested for impairment beginning in the latter part of March 2008. Based on the results of our analysis, which included the first step procedures cited in the previous paragraph, it was determined that goodwill at the reporting units was not impaired at March 31, 2008.
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
Recent Accounting Pronouncements
Accounting for Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.
In conjunction with the adoption of SFAS 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities, on a contract-by-contract basis, with changes in fair value reported in results of operations. The Company did not elect the fair value option for any of its financial assets or financial liabilities on the adoption date. As such, the adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.
Disclosures about Derivative Instruments and Hedging Activities
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133, was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
			Increase (Decrease)
	2008	2007	Amount	%

Operating Data:
Total interest & dividend income	$181,744	$163,946	$17,798	10.86%
Total interest expense	98,647	90,116	8,531	9.47

Net interest income	83,097	73,830	9,267	12.55
Provision for loan losses	35,069	1,048	34,021	3,246.28

Net interest income after provision for loan losses	48,028	72,782	(24,754)	(34.01)
Total noninterest income	3,556	12,445	(8,889)	(71.43)
Total noninterest expense	48,553	43,895	4,658	10.61

Income before income tax expense	3,031	41,332	(38,301)	(92.67)
Income tax expense	(811)	(14,301)	(13,490)	(94.33)

Net income	$2,220	$27,031	$(24,811)	(91.79)

Per Share Data:
Basic earnings per share	$0.02	$0.27	$(0.25)	(92.59)%
Diluted earnings per share	$0.02	$0.26	(0.24)	(92.31)

Dividends declared per share	$0.04	$0.03	0.01	33.33

Select Operating Ratios:
Return on average assets	0.07%	1.09%	(1.02) *	(93.58)%
Return on average equity	0.89	13.43	(12.54)	(93.37)
Efficiency ratio (1)	56.03	50.88	5.15	10.12
Noninterest expense to average assets	1.59	1.77	(0.18)	(10.17)
Average equity to average assets	8.17	8.11	0.06	0.74
Dividend payout ratio (2)	200.00	11.54	188.46	1,633.10
Net loan charge-offs to average loans held in portfolio	0.62	0.10	0.52	520.00
Interest rate spread (3)	2.56	2.79	(0.23)	(8.24)
Net interest margin (3)	2.93	3.26	(0.33)	(10.12)

	March 31,	December 31,	Increase (Decrease)
	2008	2007	Amount	%

Financial Condition and Other Data:
Loans held in portfolio, net	$8,100,161	$7,751,566	$348,595	4.50%
Securities purchased under agreements to resell	150,000	150,000	—	—
Securities available for sale	2,750,174	2,188,355	561,819	25.67
Securities held to maturity	264,451	271,485	(7,034)	(2.59)
Total assets	12,743,124	11,803,566	939,558	7.96
Deposits	8,082,154	7,781,240	300,914	3.87
Securities sold under agreements to repurchase	805,000	650,000	155,000	23.85
Subordinated debentures	406,553	406,615	(62)	(0.02)
Short-term borrowings	723,789	414,532	309,257	74.60
Federal funds purchased	138,000	78,000	60,000	76.92
Long-term borrowings	1,385,808	1,372,190	13,618	0.99
Total liabilities	11,676,218	10,836,463	839,755	7.75
Stockholders’ equity	1,066,906	967,103	99,803	10.32
Nonperforming assets	185,050	57,029	128,021	224.48
Ratio of stockholders’ equity to total assets	8.37%	8.19%	0.18 *	2.20

Asset Quality Data:
Loan delinquency ratio	1.48%	0.89%	0.59 *	66.29%
Nonperforming assets to total assets	1.45	0.48	0.97	202.08
Nonperforming loans to loans held in portfolio	2.21	0.68	1.53	225.00
Allowance for loan losses to loans held in portfolio	1.25	1.03	0.22	21.36
Allowance for loan losses to nonperforming loans	56.70	151.52	(94.82)	(62.58)
Total loan to deposit ratio	103.35	102.93	0.42	0.41

Bank Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	8.82%	8.55%	0.27 *	3.16%
Total risk-based capital	11.20	10.80	0.40	3.70
Tier 1 leverage	7.33	7.42	(0.09)	(1.21)
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	9.17	8.51	0.66	7.76
Total risk-based capital	11.55	10.76	0.79	7.34
Tier 1 leverage ratio	7.62	7.39	0.23	3.11

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $3.2 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.

*	Basis point
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
The consolidated net income of the Company for the three months ended March 31, 2008, decreased by $24.8 million, or 91.79%, to $2.2 million, compared to $27.0 million for the same period in 2007. The decrease in net income during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily attributable to an increased loan loss provision of $35.1 million recorded in the first quarter of 2008 compared with $1.0 million for the first quarter of 2007. Included in noninterest income for the three-month period ended March 31, 2008, is the recognition of a $3.8 million write-down on two non-bank REIT TPS CDOs, a $1.4 million charge for a lower of cost or market (LOCOM) adjustment on commercial real estate loans held for sale, and a gain on sale of loans of $908,000, compared to $2.2 million for the first quarter of 2007. Noninterest expense included foreign exchange gains amounting to $2.9 million for the three months ended March 31, 2008, compared to a foreign exchange loss of $296,000 for the same period in 2007. These gains arise due to the remeasurement of non U.S. dollar denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008			2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,168,317	$140,891	6.94%	$6,839,200	$131,652	7.70%
Taxable securities (3)	2,273,755	28,760	5.09	1,857,226	23,514	5.06
Tax exempt securities (3)	476,686	5,888	4.97	274,676	3,306	4.81
FHLB Stock	95,080	1,277	5.40	68,805	922	5.36
Securities purchased under agreements to resell	150,000	2,080	5.58	125,278	2,264	7.23
Other	247,602	2,848	4.63	154,056	2,289	5.94

Total interest-earning assets	11,411,440	181,744	6.41	9,319,241	163,947	7.04
Noninterest-earning assets	833,698	—		600,442	—

Total assets	$12,245,138	$181,744		$9,919,683	$163,947

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,524,722	$10,157	2.68	$1,478,541	$12,477	3.38
Savings accounts	754,290	1,420	0.76	692,003	1,726	1.00
Time deposits	4,618,366	51,537	4.49	4,230,874	51,791	4.90

Total interest-bearing deposits	6,897,378	63,114	3.68	6,401,418	65,994	4.12
Securities sold under agreements to repurchase	789,505	6,577	3.35	318,956	3,261	4.09
Short-term borrowings and federal funds purchased	775,536	5,868	3.04	401,430	5,192	5.17
Long-term borrowings	1,425,520	16,217	4.58	943,810	11,116	4.71
Subordinated debentures	406,589	6,871	6.80	240,549	4,553	7.57

Total interest-bearing liabilities	10,294,528	98,647	3.85	8,306,163	90,116	4.34
Noninterest-bearing deposits	834,689	—		695,668	—
Other noninterest-bearing liabilities	115,705	—		113,038	—
Stockholders’ equity	1,000,216	—		804,814	—

Total liabilities and stockholders’ equity	$12,245,138	$98,647		$9,919,683	$90,116

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,116,912	$83,097	2.56%	$1,013,078	$73,831	2.70%

Net interest margin (5)			2.93%			3.17%

Ratio of interest-earning assets to interest-bearing liabilities	1.11x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$11,411,440	184,915	6.52%	$9,319,241	166,033	7.13%
Total interest-bearing liabilities	10,294,528	98,647	3.85	8,306,163	90,116	4.34

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,116,912	$86,268	2.67%	$1,013,078	$75,917	2.79%

Net interest margin (5)			3.04%			3.26%

Average cost of deposits:
Total interest-bearing deposits	$6,897,378	$63,114	3.68%	$6,401,418	$65,994	4.12%
Noninterest-bearing deposits	834,689	—		695,668	—

Total deposits	$7,732,067	$65,114	3.28%	$7,097,086	$65,994	3.72%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $3.2 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively.
The increase in net interest income for the three months ended March 31, 2008, compared to the same period in 2007 was principally due to a $2.1 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the CAB and UCB China acquisitions. The average cost of deposits decreased 44 basis points from 3.72% for the three months ended March 31, 2007, to 3.28% for the three months ended March 31, 2008, as a result of a decrease in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 76 basis point decrease in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased for the three months ended March 31, 2008, compared to the same period in 2007 as a result of purchases of higher-yielding securities during 2008.
The decline in the net interest margin for the three months ended March 31, 2008, compared to same period in 2007 reflects the effect of the reduction in the Fed Funds rates of 50 basis points and 75 basis points, respectively, in January and March of 2008 and the reversal of prior period accrued interest on nonperforming construction loans being downgraded during the first quarter of 2008. Finally, during the three months ended March 31, 2008, an adjustment of $1.1 million was recorded to interest expense to reflect the under-recognition of amortization in 2007 associated with a time deposit discount arising from our acquisition of Summit Bank. The adjustment increased interest expense $1.1 million and decreased goodwill by a like amount. The adjustment is the correction of an error that was identified in 2007 and is deemed immaterial to the expected 2008 full year results of operations.
Provision for Loan Losses. The provision for loan losses increased to $35.1 million in the three months ended March 31, 2008, compared to $1.0 million for the three months ended March 31, 2007. The increased provision for loan losses was the result of increases in classified construction loans and specific reserves on construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. This increase was partially offset by a $5.5 million loss reserve reduction from the reduction of historical and qualitative loss factors related primarily to our commercial business loan portfolio. The reduction in the commercial business loan portfolio’s historical and qualitative loss factors was based on our quarterly loss factor assessment and is due to the portfolio exhibiting delinquency and criticized/classified loan levels that remain relatively low as compared to our long term historical trends.
Noninterest Income. Noninterest income decreased by $8.9 million, or 71.43%, for the three months ended March 31, 2008, compared to the same period in 2007. The net decrease was primarily the result of a $3.8 million write-down on two non-bank REIT TPS CDOs and a $1.4 million charge for a LOCOM adjustment on commercial real estate loans held for sale. Gain on sale of loans decreased to $908,000 for the three months ended March 31, 2008, from $2.2 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions.
Noninterest Expense. Noninterest expense increased $4.7 million, or 10.6%, for the three months ended March 31, 2008, compared to the same period in 2007. For the three months ended March 31, 2008, personnel expenses increased $5.3 million, or 21.93%. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the CAB and UCB China acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $1.5 million in stock compensation expense for the three months ended March 31, 2008, compared to $770,000 for the same period in 2007. Occupancy expenses increased $0.9 million, or 18.71%, for the three months ended March 31, 2008, compared to the same period in 2007 as a result of the opening of new branches and the operations of CAB and UCB China. We had foreign exchange gains amounting to $2.9 million for the three months ended March 31, 2008. These gains arise due to the remeasurement of non U.S. dollar denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.
Income Tax Expense. The effective tax rate for the three months ended March 31, 2008, was 26.76%, compared with 34.6% for the three months ended March 31, 2007. The lower effective tax rate was primarily due to an increase in tax-exempt income during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at March 31, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Collateralized debt obligations	$27,598	$—	$(3,063)	$24,535	$12,575	$(1,907)	$7,344	$(1,156)	$19,919	$(3,063)
U.S. Government sponsored enterprises notes	23,466	—	(3,777)	19,689	19,689	(3,777)	—	—	19,689	(3,777)
U.S. Government sponsored enterprises discount notes	662,853	19,652	—	682,505	—	—	—	—	—	—
Municipals	278,849	248	(13,533)	265,564	212,851	(12,338)	14,463	(1,195)	227,314	(13,533)
Other	10,000	—	(2,400)	7,600	—	—	7,600	(2,400)	7,600	(2,400)

Total investment securities available for sale	1,002,766	19,900	(22,773)	999,893	245,115	(18,022)	29,407	(4,751)	274,522	(22,773)

Mortgage-backed securities available for sale:
FNMA	551,691	5,092	(1,651)	555,132	51,189	(300)	72,189	(1,351)	123,378	(1,651)
GNMA	469,617	1,235	(981)	469,871	293,984	(635)	19,089	(346)	313,073	(981)
FHLMC	188,004	448	(3,712)	184,740	62,932	(1,623)	88,408	(2,089)	151,340	(3,712)
CMBS	375,215	—	(10,560)	364,655	364,655	(10,560)	—	—	364,655	(10,560)
Other	181,436	57	(5,610)	175,883	115,292	(3,122)	47,705	(2,488)	162,997	(5,610)

Total mortgage-backed securities available for sale	1,765,963	6,832	(22,514)	1,750,281	888,052	(16,240)	227,391	(6,274)	1,115,443	(22,514)

Total investment and mortgage-backed securities available for sale	2,768,729	26,732	(45,287)	2,750,174	1,133,167	(34,262)	256,798	(11,025)	1,389,965	(45,287)

Investment securities held to maturity:
Municipal securities	207,427	5,846	(297)	212,976	9,554	(224)	1,098	(73)	10,652	(297)

Mortgage-backed securities held to maturity:
FNMA	4,044	—	(51)	3,993	—	—	3,993	(51)	3,993	(51)
GNMA	52,562	171	(211)	52,522	—	—	11,176	(211)	11,176	(211)
FHLMC	418	—	(4)	414	—	—	414	(4)	414	(4)

Total mortgage-backed securities held to maturity	57,024	171	(266)	56,929	—	—	15,583	(266)	15,583	(266)

Total investment and mortgage-backed securities held to maturity	264,451	6,017	(563)	269,905	9,554	(224)	16,681	(339)	26,235	(563)

Total securities	$3,033,180	$32,749	$(45,850)	$3,020,079	$1,142,721	$(34,486)	$273,479	$(11,364)	$1,416,200	$(45,850)

The investment portfolio increased by $554.8 million in the three months ended March 31, 2008. This increase is primarily due to purchases of GNMA securities and U.S. Government sponsored enterprises discount notes during the first quarter of 2008.
As of March 31, 2008, the amortized cost and the market value of the available for sale investment securities portfolio were $2.77 billion and $2.75 billion, respectively. The total net of tax unrealized loss on these securities was $11.8 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized gain of $5.5 million, has not been recognized in the financial statements as of March 31, 2008. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of mortgage-backed securities and municipal securities. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

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

Loans
The components of UCB’s loans held in portfolio for each major loan category at March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$2,368,861	$2,317,501
Secured by real estate — multifamily	1,208,201	1,186,177
Construction	1,831,195	1,666,550
Business	2,225,938	2,076,597

Total commercial	7,634,195	7,246,825

Consumer:
Residential mortgage (one-to-four family)	501,636	518,674
Other	67,169	66,651

Total consumer	568,805	585,325

Loans held in portfolio (1)	8,203,000	7,832,150
Allowance for loan losses	(102,839)	(80,584)

Loans held in portfolio, net	$8,100,161	$7,751,566

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums discounts of $15.7 million and $17.9 million at March 31, 2008, and December 31, 2007, respectively.
During the three months ended March 31, 2008, loans held in portfolio increased by $370.9 million. This increase resulted primarily from organic growth in commercial loans, which was offset by a transfer of commercial real estate loans of $28.0 million from held in portfolio to held for sale. Commercial loans at March 31, 2008, increased 5.35% from the December 31, 2007, balance. Consumer loans decreased 2.82% at March 31, 2008, from the December 31, 2007, balance.
At March 31, 2008, and December 31, 2007, UCB had cash secured loans of $296.1 million and $284.5 million, respectively, which were primarily commercial business loans.
In connection with its credit risk management efforts, UCB periodically sells commercial real estate loans to help manage its loan concentrations. As a result, UCB periodically identifies certain loans that it intends to sell. When such a determination is made, these loans are classified as held for sale. During the three months ended March 31, 2008, UCB transferred $28.6 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $2.2 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the three months ended March 31, 2008. On April 1, 2008, UCB transferred approximately $100.6 million in commercial real estate loans held for sale to held in portfolio. The loans held for sale for each major loan category at March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$151,595	$175,474
Business	223	1,109

Total commercial	151,818	176,583

Consumer:
Residential mortgage (one-to-four family)	—	927

Loans held for sale (1)	151,818	177,510
Valuation allowance	(1,792)	(373)

Net loans held for sale	$150,026	$177,137

(1)	Amounts reflect net unamortized deferred loan fees of $265,000 and $322,000 at March 31, 2008, and December 31, 2007, respectively.
Consistent with UCB’s stated long-term objectives, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.
Loan commitments related to loans held for sale and held in portfolio for three months ended March 31, 2008 and 2007, were as follows (dollars in thousands):

	March 31,	March 31,
	2008	2007

Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$6,025	$16,331
Secured by real estate — multifamily	—	—

Total commercial loans	6,025	16,331

Consumer:
Residential mortgage (one-to-four family)	—	1,190

Total loans held for sale commitments (1)	6,025	17,521

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	244,070	270,118
Secured by real estate — multifamily	93,744	117,913
Construction	138,991	284,657
Business	481,536	288,678

Total commercial loans	958,341	961,366

Consumer:
Residential mortgage (one-to-four family)	43,683	30,701
Other	12,918	6,513

Total consumer loans	56,601	37,214

Total loans held in portfolio commitments (1)	1,014,942	998,580

Total loan commitments (1)	$1,020,967	$1,016,101

(1)	Amounts do not reflect commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at March 31, 2008, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total

Commercial:
Secured by real estate — nonresidential	$996,693	$348,884	$1,034,775	$2,380,352
Secured by real estate — multifamily	399,002	679,913	126,697	1,205,612
Construction	1,777,321	—	60,262	1,837,583
Business	2,019,278	9,584	197,247	2,226,109

Total commercial	5,192,294	1,038,381	1,418,981	7,649,656

Consumer:
Residential mortgage (one-to-four family)	71,190	245,293	185,355	501,838
Other	63,847	—	3,391	67,238

Total consumer	135,037	245,293	188,746	569,076

Gross loans held in portfolio (1)	$5,327,331	$1,283,674	$1,607,727	$8,218,732

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $15.7 million at March 31, 2008.
Adjustable-rate loans increased $327.0 million from December 31, 2007, to March 31, 2008. Intermediate fixed-rate loans increased $3.3 million from December 31, 2007, to March 31, 2008. Fixed-rate loans increased $38.3 million from December 31, 2007, to March 31, 2008.
Deposits
The balances and rates paid for categories of deposits at March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,443,219	1.52%	$2,417,630	1.91%
Savings accounts	969,312	1.71	986,664	1.94
Time deposits:
Less than $100,000	1,792,235	2.82	1,423,935	4.48
$100,000 or greater	2,877,388	4.41	2,953,011	4.60

Total time deposits	4,669,623	3.80	4,376,946	4.56

Total deposits	$8,082,154	2.86%	$7,781,240	3.40%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At March 31, 2008, 57.78% of UCB’s deposits were time deposits, 30.23% were negotiable order of withdrawal (“NOW”) accounts, checking and money market accounts, and 11.99% were savings accounts. By comparison, at December 31, 2007, 56.2% of UCB’s deposits were time deposits, 31.1% were NOW accounts, checking and money market accounts, and 12.7% were savings accounts. With the exception of state and federal government entities contributing 6.6% and 6.8% to total deposits as of March 31, 2008 and December 31, 2007, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.
Included in time deposits at March 31, 2008, are $2.88 billion of deposits of $100,000 or greater, compared to $2.95 billion at December 31, 2007. Such deposits made up 35.6% of total deposits at March 31, 2008, compared to 38.0% at December 31, 2007. Also included in time deposits are $518.8 million and $163.5 million of brokered deposits at March 31, 2008, and December 31, 2007, respectively.
Borrowings
Borrowings as of and for the three months ended March 31, 2008, and the year ended December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007

Securities sold under agreements to repurchase:
Average balance outstanding	$789,293	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	805,000	650,000
Weighted average interest rate during the period	3.95%	4.21%
Weighted average interest rate at end of period	3.72%	4.04%
Weighted average remaining term to maturity at end of period (in years)	7.35	8.63

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$650,811	$299,713
Maximum amount outstanding at any month end period	723,789	637,787
Balance outstanding at end of period	723,789	414,532
Weighted average interest rate during the period	3.12%	5.15%
Weighted average interest rate at end of period	2.57%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.03	0.08

Federal funds purchased:
Balance outstanding at end of period	$138,000	$78,000

Long-term borrowings:
FHLB advances and other long-term borrowing:
Average balance outstanding	$1,425,520	$1,113,881
Maximum amount outstanding at any month end period	1,448,634	1,372,190
Balance outstanding at end of period	1,385,808	1,372,190
Weighted average interest rate during the period	4.55%	4.69%
Weighted average interest rate at end of period	4.54%	4.57%
Weighted average remaining term to maturity at end of period (in years)	4.9	5.2
UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.90 billion and $1.57 billion of FHLB advances outstanding at March 31, 2008, and December 31, 2007, respectively. At March 31, 2008, UCB had $614.0 million of additional FHLB borrowings available for future borrowing capacity.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006 and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.6 million of subordinated debentures outstanding at March 31, 2008, and December 31, 2007.
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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,368,861	28.88	$2,317,501	29.59
Secured by real estate — multifamily	1,208,201	14.73	1,186,177	15.14
Construction	1,831,195	22.32	1,666,550	21.28
Business	2,225,938	27.14	2,076,597	26.51

Total commercial	7,634,195	93.07	7,246,825	92.52

Consumer:
Residential mortgage (one-to-four family)	501,636	6.11	518,674	6.62
Other	67,169	0.82	66,651	0.86

Total consumer	568,805	6.93	585,325	7.48

Loans held in portfolio (1)	$8,203,000	100.00	$7,832,150	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $15.7 million and $17.9 million at March 31, 2008, and December 31, 2007, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the three months ended March 31, 2008, $42.1 million in commercial real estate loans were sold. Additionally, $28.0 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans.
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of March 31, 2008, and December 31, 2007, were as follows (dollars in thousands):

	March 31,	December 31,
	2008	2007
Commercial loans:
Secured by real estate — nonresidential	$51,117	$18,086
Secured by real estate — multifamily	1,568	4,032
Construction	112,660	15,799
Business	15,670	14,713

Total commercial loans	181,015	52,630

Consumer loans:
Residential mortgage (one-to-four family)	344	349
Other	—	206

Total consumer loans	344	555

Total nonaccrual loans from loans held in portfolio	181,359	53,185
Other real estate owned	3,691	3,844

Total nonperforming assets (1)	$185,050	$57,029

Nonperforming assets to total assets	1.45%	0.48%
Nonaccrual loans to loans held in portfolio	2.21	0.68
Nonperforming assets to loans held in portfolio and other real estate owned	2.25	0.73

Loans held in portfolio	$8,203,000	$7,832,150
Gross interest income recognized on impaired loans	237	139
Gross interest income not recognized on nonaccrual loans	5,459	1,877
Accruing loans contractually past due 90 days or more	29,757	43,820
Loans classified as troubled debt restructurings and not included above	8,401	8,466

(1)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.
The level of UCB’s nonperforming assets increased as of March 31, 2008, compared to December 31, 2007. The increase was a result primarily of a downgrade in construction loans following the extensive review of UCB’s construction loan portfolio in California and Nevada during the latter part of the quarter.
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
At March 31, 2008, and December 31, 2007, UCB’s investment in loans that were considered to be impaired was $156.4 million and $83.2 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At March 31, 2008, the allowance for loan losses included $15.6 million for impaired loans with an $87.3 million recorded investment. At December 31, 2007, the allowance included $7.9 million for impaired loans with a recorded investment of $32.4 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. In addition, additional review of construction loans in our nondistressed areas may cause additional downgrades in classification and impairments which might require additional specific valuation allowances. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future, which could in turn have an adverse impact on our financial position and results of operations.

Allowances for Credit Losses
Allowance for Loan Losses. The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three months ended March 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007
Balance at beginning of period:
Allowance for loan losses	$80,584	$62,015
Allowance for losses — unfunded commitments	4,793	6,833

Total allowance for losses at beginning of year	85,377	68,848

Provision for loan losses	35,069	1,048

Charge-offs:
Commercial:
Construction	(8,586)	—
Business	(2,617)	(1,772)
Secured by real estate — nonresidential	(683)	—
Secured by real estate — multifamily	(189)	—

Total commercial	(12,075)	(1,772)

Consumer:
Other	(280)	—

Total charge-offs	(12,355)	(1,772)

Recoveries:
Commercial:
Secured by real estate — nonresidential	5	2
Business	5	12

Total commercial	10	14

Consumer:
Other	1	2

Total recoveries	11	16

Net charge-offs	(12,344)	(1,756)

Total allowance for losses at end of period	$108,102	$68,140

Allowance for loan losses	$102,839	$62,804
Allowance for losses — unfunded commitments	5,263	5,336

Total allowance for losses at end of year	$108,102	$68,140

Allowance for loan losses to loans held in portfolio	1.25%	0.91%
Net charge-offs to average loans held in portfolio	0.62	0.10
The allowance for loan losses increased $22.2 million from $80.6 million at December 31, 2007 to $102.8 million at March 31, 2008. The increase is due primarily to a $35.1 million provision for loan losses recorded in the three months ended March 31, 2008. The increased provision for loan losses was the result of increases in classified construction loans and specific reserves on construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. This increase was partially offset by a $5.5 million loss reserve reduction from the reduction of historical and qualitative loss factors related primarily to our commercial business loan portfolio. The reduction in the commercial business loan portfolio’s historical and qualitative loss factors was based on our quarterly loss factor assessment and is due to the portfolio exhibiting delinquency and criticized/classified loan levels that remain relatively low as compared to our long term historical trends. In addition, we had net charge-offs of $12.3 million during the three months ended March 31, 2008.

If the economic and credit turmoil that began in the latter part of 2007 continues, or if interest rates rise, additional pressure may be placed on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses. In addition, it is probable that the allowance for loan losses may increase in future quarters if we are successful in implementing our strategies for loan growth and for changing the mix of the commercial loan portfolio to reduce multifamily and commercial real estate loans and increase commercial business loans. Commercial business loans generally contain higher credit risk attributes.
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve increased $293,000 from December 31, 2007, due to increased levels of unfunded commitments and growth in the trade finance business. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets. Commitments to extend credit at March 31, 2008, and December 31, 2007, were $2.75 billion and $2.69 billion, respectively.
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
UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. The Company does not apply hedge accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, to any of these economic hedges.
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at March 31, 2008, has not changed substantially from December 31, 2007. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for the percentage change and UCB’s NPV and net interest income table.
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
For the three months ended March 31, 2008, UCBH received $6.5 million in dividends from UCB. At March 31, 2008, $277.1 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable.

As mentioned earlier, UCB’s primary source of funding is its deposits. For the three months ended March 31, 2008, deposit increases resulted in net cash inflows of $283.9 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.90 billion and $1.57 billion of FHLB advances outstanding at March 31, 2008, and December 31, 2007, respectively. At March 31, 2008, UCB had $614.0 million of additional FHLB borrowings available for future borrowing capacity. At March 31, 2008, UCB had $805.0 million of securities sold under agreements to repurchase. The Company also has a $35.0 million unsecured borrowing line with Wells Fargo Bank. As of March 31, 2008, $5.0 million was drawn against this line.
At March 31, 2008, the Company had $574.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.33 billion in long-term advances mature between May 13, 2008, and November 30, 2020. As of March 31, 2008, $1.02 billion of these advances may be terminated at the option of the FHLB. For the three months ended March 31, 2008, the activity in short-term FHLB borrowings resulted in a net cash inflow of $338.0 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the three months ended March 31, 2008, loan sales provided $61.9 million in cash inflows.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the three months ended March 31, 2008, investment securities activities resulted in an increase in investment securities holdings and a net cash outflow of $504.8 million.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the three months ended March 31, 2008, loan growth resulted in a net cash outflow of $1.02 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.
One ratio that can be used to monitor the stability of our funding composition is the “loan to deposit ratio.” This ratio reflects the percent of loans that are funded by our interest and noninterest bearing deposits, which we consider to be relatively stable funding sources. A ratio below 100% indicates that our loan portfolio is completely funded by such deposits. The ratio was 102% for both March 31, 2008 and December 31, 2007.
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of March 31, 2008, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.
UCB also manages its risk-based capital levels through loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. On certain occasions, UCB will securitize commercial real estate loans through a qualified special purpose entity (“QSPE”). QSPE’s are passive entities with limited permitted activities. UCB will exchange the commercial real estate loans for commercial mortgage-backed securities (“CMBS”). Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighting depending on specific loan criteria. Commercial real estate mortgages are included in the 100% risk weighted category. FNMA securities, however, are classified at a 20% risk weight and CMBS securities are classified based on the external rating of the securities, which could range from a 20% risk weight for AAA and AA rated securities to 200% for below-investment grade securities.
These securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for FNMA securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.
Total stockholders’ equity at March 31, 2008, was $1.07 billion, an increase of 10.32% over the $967.1 million at December 31, 2007. The increase reflects the retention of earnings and the issuances of new shares of stock in connection with the completion of the first phase under the Investment Agreement with China Minsheng Banking Corp., Ltd. on March 5, 2008. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at March 31, 2008, and December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007

United Commercial Bank:
Tier 1 leverage	7.33%	7.42%
Tier 1 risk-based capital	8.82	8.55
Total risk-based capital	11.20	10.80

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	7.62%	7.39%
Tier 1 risk-based capital	9.17	8.51
Total risk-based capital	11.55	10.76
The increase in the risk-based capital ratios as of March 31, 2008, compared to December 31, 2007, relates primarily to the infusion of $95.7 million of new capital from China Minsheng Banking Corp., Ltd. in March, 2008.
UCB is a California state-chartered commercial bank and its deposits are insured by the FDIC up to the applicable legal limits. UCB is supervised, examined and regulated by the State of California Department of Financial Institutions (“DFI”), as well as by the FDIC. In addition, our wholly owned subsidiary, UCB China, is subject to the regulatory oversight of the China Banking Regulatory Commission in China (“CBRC”) and by the Hong Kong Monetary Authority for our Hong Kong branch. Our broker dealer, UCB Investment Services, is subject to the regulatory oversight of the Financial Industry Regulatory Authority. Any of these regulatory agencies may take formal enforcement action if they determine that the financial condition, capital resources, asset quality, earnings prospects, management or liquidity aspects of UCB’s operations are unsatisfactory. These agencies may also take action if UCB or its management is violating or has violated any law or regulation.
UCB’s wholly owned subsidiaries, UCB China and UCB Investment Services, are both subject to regulatory capital requirements. As of March 31, 2008 and December 31, 2007, both subsidiaries met or exceeded such requirements.
UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.04 per share for a total payment of $3.1 million for the three months ended March 31, 2008. The payment of dividends during 2008 had the effect of reducing the Company’s Tier 1 leverage ratio by 3 basis points and the total risk-based capital ratio by 3 basis points.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition and/or future operating results.
As of March 31, 2008, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as trustee, dated June 21, 2007	10-Q	000-24947	4.13	August 9, 2007

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.14	Amendment No. 1 to Rights Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and Mellon Investor Services LLC	8-K	000-24947	4.1	March 6, 2008

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.1	May 1, 2008

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui and certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	May 2, 2007

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	August 15, 2007

10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.2	August 15, 2007

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.3	August 15, 2007

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

10.13	Investment Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.1	March 6, 2008

10.14	Investor’s Rights and Standstill Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.2	March 6, 2008

10.15	Voting Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.3	March 6, 2008

14.1	Code of Conduct, as amended on August 14, 2004	8-K	000-24947	14.1	September 1, 2004

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Jonathan H. Downing					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Jonathan H. Downing					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.
Date: May 9, 2008	/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	/s/ Jonathan H. Downing
Jonathan H. Downing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)