Form 10-Q
period 2008-06-30
UCBH HOLDINGS INC
filed 2008-08-11
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2008.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .
Commission File Number: 000-24947
   UCBH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3072450

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Montgomery Street, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, the Registrant had 110,460,242 shares of common stock, par value $0.01 per share, and 135,000 shares of series B preferred stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Noninterest bearing cash	$127,889	$117,141
Interest bearing cash	282,616	202,258
Federal funds sold	35,209	26,028

Cash and cash equivalents	445,714	345,427

Securities purchased under agreements to resell	150,000	150,000
Investment and mortgage-backed securities available for sale, at fair value	2,526,249	2,188,355
Investment and mortgage-backed securities held to maturity, at cost (fair value of $248,771 and $276,286 at June 30, 2008, and December 31, 2007, respectively)	247,422	271,485
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	158,067	138,877
Loans held for sale, net of valuation allowance	1,699	177,137

Loans held in portfolio	8,643,861	7,832,150
Allowance for loan losses	(109,132)	(80,584)

Loans held in portfolio, net	8,534,729	7,751,566

Accrued interest receivable	69,164	61,111
Premises and equipment, net	145,642	144,630
Goodwill	431,076	436,606
Core deposit intangibles, net	20,045	22,526
Mortgage servicing rights, net	11,851	12,783
Other assets	129,464	103,063

Total assets	$12,871,122	$11,803,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$855,338	$860,338
Interest bearing deposits	7,839,186	6,920,902

Total deposits	8,694,524	7,781,240

Securities sold under agreements to repurchase	700,000	650,000
Short-term borrowings and federal funds purchased	382,088	492,532
Subordinated debentures	406,506	406,615
Accrued interest payable	26,742	28,169
Long-term borrowings	1,393,987	1,372,190
Other liabilities	97,698	105,717

Total liabilities	11,701,545	10,836,463

Commitments and contingencies (Note 17)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, 135,000 shares issued and outstanding at June 30, 2008	1	—
Common stock, $0.01 par value, 180,000,000 shares authorized at June 30, 2008, and December 31, 2007; 110,460,242 and 104,397,988 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	1,105	1,044
Additional paid-in capital	657,274	427,474
Retained earnings	555,656	554,568
Accumulated other comprehensive loss	(44,459)	(15,983)

Total stockholders’ equity	1,169,577	967,103

Total liabilities and stockholders’ equity	$12,871,122	$11,803,566

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Interest and dividend income:
Loans	$135,214	$143,264	$276,105	$274,915
Investment and mortgage-backed securities:
Taxable	31,848	20,657	60,608	44,171
Nontaxable	6,135	3,295	12,023	6,601
FHLB Stock	1,549	875	2,826	1,797
Federal funds sold and deposits with banks	2,805	3,395	5,653	5,684
Securities purchased under agreements to resell	1,885	2,229	3,965	4,493

Total interest and dividend income	179,436	173,715	361,180	337,661

Interest expense:
Deposits	56,098	68,514	119,212	134,508
Securities sold under agreements to repurchase	6,080	3,420	12,657	6,681
Short-term borrowings and federal funds purchased	5,010	4,477	10,878	9,669
Subordinated debentures	5,758	5,250	12,629	9,803
Long-term borrowings	15,346	13,319	31,563	24,435

Total interest expense	88,292	94,980	186,939	185,096

Net interest income	91,144	78,735	174,241	152,565
Provision for loan losses	32,562	2,098	67,631	3,146

Net interest income after provision for loan losses	58,582	76,637	106,610	149,419

Noninterest income:
Commercial banking fees	5,502	5,207	10,075	9,952
Service charges on deposits	2,239	1,717	4,246	3,246
Gain (loss) on sale of securities, net	1,648	2	2,620	3,078
Gain on sale of SBA loans, net	373	645	539	1,410
Gain on sale of multifamily and commercial real estate loans, net	8	2,027	750	3,421
Lower of cost or market adjustment on loans held for sale	—	39	(1,428)	25
Impairment on available for sale securities	(10,876)	—	(14,667)	—
Equity loss in other equity investments	(1,657)	(791)	(2,365)	(1,264)
Other fees	1,431	1,078	2,455	2,501

Total noninterest income (loss)	(1,332)	9,924	2,225	22,369

Noninterest expense:
Personnel	28,114	23,274	57,698	47,538
Occupancy	6,152	5,177	11,907	10,025
Data processing	2,556	2,358	4,879	4,638
Furniture and equipment	2,035	2,226	4,132	4,392
Professional fees and contracted services	2,086	1,343	3,846	3,672
Deposit insurance	1,198	302	2,366	594
Communication	892	801	1,876	1,502
Core deposit intangible amortization	1,240	1,395	2,481	2,403
Foreign currency translation (gain) loss	(2,416)	133	(5,305)	505
Other general and administrative	7,228	5,812	13,757	11,447

Total noninterest expense	49,085	42,821	97,637	86,716

Income before income tax expense	8,165	43,740	11,198	85,072
Income tax expense	463	15,530	1,275	29,831

Net income	$7,702	$28,210	$9,923	$55,241

Earnings per share:
Basic	$0.07	$0.28	$0.09	$0.55
Diluted	$0.07	$0.27	$0.09	$0.53
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

						Accumulated
				Additional		Other	Total
	Preferred	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Shares	Amount	Capital	Earnings	Loss(1)	Equity	Income

Balance at December 31, 2006	$—	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	—	55,241	—	55,241	$55,241
Other comprehensive loss, net of tax benefit of $3,159	—	—	—	—	—	(7,039)	(7,039)	(7,039)

Comprehensive income	—	—	—	—	—	—	—	$48,202

Stock options exercised, including related tax benefit	—	584,477	6	7,159	—	—	7,165
Stock compensation charge	—	—	—	1,616	—	—	1,616
Cash dividend of $0.06 per share	—	—	—	—	(6,107)	—	(6,107)
Shares issued in connection with acquisition of CAB Holding, LLC	—	3,711,580	37	66,109	—	—	66,146

Balance at June 30, 2007	$—	103,744,238	$1,037	$416,500	$513,750	$(28,194)	$903,093

Balance at December 31, 2007	$—	104,397,988	$1,044	$427,474	$554,568	$(15,983)	$967,103

Net income	—	—	—	—	9,923	—	9,923	$9,923
Other comprehensive loss, net of tax benefit of $17,380	—	—	—	—	—	(28,476)	(28,476)	(28,476)

Comprehensive loss	—	—	—	—	—	—	—	$(18,553)

Stock options exercised, including related tax benefit	—	681,034	7	3,000	—	—	3,007
Stock compensation charge	—	—	—	3,216	—	—	3,216
Stock issue to China Minsheng Banking Corp., Ltd.	—	5,381,220	54	93,285	—	—	93,339
Issuance of preferred stock	1	—	—	130,299	—	—	130,300
Cash dividend of $0.08 per share	—	—	—	—	(8,835)	—	(8,835)

Balance at June 30, 2008	$1	110,460,242	$1,105	$657,274	$555,656	$(44,459)	$1,169,577

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$9,923	$55,241
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	67,631	3,146
Amortization of net deferred loan fees	(6,900)	(5,790)
Amortization of net securities premiums and discounts	681	(199)
Federal Home Loan Bank stock dividend	(2,397)	(1,517)
Amortization of intangibles	4,295	3,901
Depreciation and amortization of premises and equipment	5,461	5,367
Gain on sale of loans, securities, and other assets, net	(3,236)	(5,460)
Impairment on available for sale securities	14,667	—
Lower of cost or market adjustment on loans held for sale	1,428	(32)
Equity loss in other equity investments	2,365	1,265
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	2,442	1,616
Excess tax benefit from stock option exercises	(1,585)	(1,233)
Other, net	4,851	843
Changes in operating assets and liabilities:
Decrease in loans originated in held for sale	19,441	10,366
Increase in accrued interest receivable	(8,053)	(2,279)
Decrease in other assets	389	3,658
Decrease (increase) in accrued interest payable	(1,427)	1,287
Decrease in other liabilities	(5,189)	(23,092)

Net cash provided by operating activities	104,787	47,088

Cash flows from investing activities:
Net cash acquired from purchase of CAB Holding, LLC	—	33,647
Payment for purchase of Summit Bank Corporation, net of cash acquired	—	(734)
Purchase of securities purchased under agreements to resell	—	(150,000)
Proceeds from maturity of securities purchased under agreements to resell	—	175,000
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	104,764	1,402,612
Purchases	(892,837)	(1,500,892)
Sales	494,731	612,345
Called	3,500	77,213
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	3,775	4,930
Called	20,437	810
Proceeds from redemption of Federal Home Loan Bank stock	—	1,908
Purchase of Federal Home Loan Bank stock	(11,622)	(6,268)
Proceeds from redemption of Federal Reserve Bank stock	—	1,267
Funding of other equity investments	(9,367)	(5,270)
Proceeds from the sale of loans originated in held in portfolio	64,720	211,559
Proceeds from the sale of real estate owned	—	238
Loans originated in held in portfolio funded and purchased, net of principal collections	(868,969)	(825,794)
Purchases of premises and other equipment	(7,066)	(3,354)
Other investing activities, net	173	269

Net cash (used in) provided by investing activities	(1,097,761)	29,486

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market and savings accounts	12,369	153,069
Net increase in time deposits	883,903	652
Net decrease in short-term borrowings	(55,735)	(536,427)
Proceeds from securities sold under agreements to repurchase	455,000	99,267
Payments of securities sold under agreements to repurchase	(405,000)	(201,179)
Proceeds from issuance of subordinated debentures	—	91,238
Proceeds from long-term borrowings	201,140	302,983
Principal payments of long-term borrowings	(217,514)	(28,559)
Proceeds from issuance of preferred stock	130,300	—
Proceeds from stock option exercises	1,423	5,932
Excess tax benefit from stock option exercises	1,585	1,233
Proceeds from stock issued to China Minsheng Banking Corp., Ltd.	93,339	—
Payment of cash dividend on common stock	(7,549)	(5,980)

Net cash provided by (used in) financing activities	1,093,261	(117,771)

Net increase (decrease) in cash and cash equivalents	100,287	(41,197)
Cash and cash equivalents at beginning of period	345,427	354,419

Cash and cash equivalents at end of period	$445,714	$313,222

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2007, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and six month periods ended June 30, 2008, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and six month periods ended June 30, 2008, include the results of operations of United Commercial Bank (China) Limited (“UCB China”) (formerly known as Business Development Bank Ltd.), which was acquired on December 11, 2007, and The Chinese American Bank (“CAB”), which was acquired on May 23, 2007.

Use of Estimates and Valuations in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make various estimates that affect reported amounts and disclosures in our financial statements. These estimates are used in measuring the fair value of certain financial instruments, mortgage servicing rights, accounting for goodwill and identifiable intangibles, establishing our provision for loan losses, valuing equity-based compensation awards and assessing the realizability of deferred income taxes. Such estimates are based on available information and on judgments by management of the Company. As such, actual results could differ from these estimates.

Where available, fair value is based on or derived from observable market prices or parameters. Where observable prices or parameters are not available, valuations from outsourced service providers are generally obtained to assist the Company. The valuations performed by the service providers to assist the Company involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the tranches on our collateralized mortgage-backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage-related asset-backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations that are obtained from third parties require significant estimation and judgment and are therefore subject to significant subjectivity. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting lack of clear and observable prices or parameters, such as those experienced during the second half of 2007 and the first half of 2008. If such conditions exist for the remainder of 2008, management of the Company would expect continued reliance on these judgments.

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

For more information regarding the fair value of the Company’s financial instruments see Note 21 – Fair Values of Financial Assets and Liabilities.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. Loans held for sale are excluded from any of the information included in Note 9, “Loans Held in Portfolio and Allowance for Loan Losses” as these loans are marked-to-market and reserving for loan losses is not applicable.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the June 30, 2008, presentation.

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

Disclosures about Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB No. 133 (“SFAS 161”), was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because SFAS 161 impacts the Company’s disclosure but not its accounting treatment for derivative instruments, the Company’s adoption of SFAS 161 will not impact its financial position or results of operations.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
The Voting Agreement will terminate on the earliest of (i) the date when Minsheng no longer owns any Shares, (ii) the October 7, 2010, expiration of the standstill period as set forth in the Investor’s Rights Agreement or (iii) the termination of the Investment Agreement by Minsheng as a result of a material breach of the Investment Agreement by UCBH.

In the second phase, which is anticipated to close in the latter part of 2008, Minsheng will increase its ownership to 9.9% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

4.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the Federal Reserve Bank (“FRB”) of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At June 30, 2008, and December 31, 2007, the reserve requirement was $10.3 million and $6.9 million, respectively.

5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the six months ended June 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Average balance outstanding	$150,000	$158,863
Maximum amount outstanding at any month end period	150,000	200,000
Balance outstanding at end of period	150,000	150,000
Weighted average interest rate during the period	5.29%	6.70%
Weighted average interest rate at end of period	5.87%	6.21%
Weighted average remaining term to maturity at end of period (in years)	8.71	9.17

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6. Investment and Mortgage-Backed Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at June 30, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Agency preferred stock	$19,062	$—	$(718)	$18,344	$4,232	$(718)	$—	$—	$4,232	$(718)
Collateralized debt obligations	26,117	—	(7,078)	19,039	11,702	(4,316)	5,738	(2,762)	17,440	(7,078)
U.S. Government sponsored enterprises notes	662,831	505	(7,086)	656,250	520,744	(7,086)	—	—	520,744	(7,086)
Municipals	279,028	3	(13,639)	265,392	243,489	(11,300)	19,604	(2,339)	263,093	(13,639)
Other	10,000	—	(2,788)	7,212	—	—	7,212	(2,788)	7,212	(2,788)

Total investment securities available for sale	997,038	508	(31,309)	966,237	780,167	(23,420)	32,554	(7,889)	812,721	(31,309)

Mortgage-backed securities available for sale:
FNMA	439,233	1,474	(7,953)	432,754	263,673	(4,843)	67,785	(3,110)	331,458	(7,953)
GNMA	462,330	11	(12,878)	449,463	431,329	(12,140)	17,663	(738)	448,992	(12,878)
FHLMC	177,698	70	(7,183)	170,585	85,176	(3,069)	79,369	(4,114)	164,545	(7,183)
CMBS	349,575	—	(8,545)	341,030	332,866	(8,545)	—	—	332,866	(8,545)
Other	173,345	2	(7,167)	166,180	120,727	(4,577)	45,340	(2,590)	166,067	(7,167)

Total mortgage-backed securities available for sale	1,602,181	1,557	(43,726)	1,560,012	1,233,771	(33,174)	210,157	(10,552)	1,443,928	(43,726)

Total investment and mortgage-backed securities available for sale	2,599,219	2,065	(75,035)	2,526,249	2,013,938	(56,594)	242,711	(18,441)	2,256,649	(75,035)

Investment securities held to maturity:
Municipal securities	192,400	3,571	(665)	195,306	35,131	(557)	1,630	(108)	36,761	(665)

Mortgage-backed securities held to maturity:
FNMA	3,837	—	(124)	3,713	—	—	3,713	(124)	3,713	(124)
GNMA	50,770	—	(1,420)	49,350	38,860	(902)	10,490	(518)	49,350	(1,420)
FHLMC	415	—	(13)	402	—	—	402	(13)	402	(13)

Total mortgage-backed securities held to maturity	55,022	—	(1,557)	53,465	38,860	(902)	14,605	(655)	53,465	(1,557)

Total investment and mortgage-backed securities held to maturity	247,422	3,571	(2,222)	248,771	73,991	(1,459)	16,235	(763)	90,226	(2,222)

Total securities	$2,846,641	$5,636	$(77,257)	$2,775,020	$2,087,929	$(58,053)	$258,946	$(19,204)	$2,346,875	$(77,257)

As of June 30, 2008, the net unrealized loss on securities was $71.6 million. The net unrealized loss on securities that are available for sale was $73.0 million. Net of a tax benefit of $28.7 million, the unrealized $44.3 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $1.3 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the Consolidated Balance Sheets. As more fully described in Note 7, from time to time to manage concentration risk and liquidity, the Company may securitize commercial real estate loans and retain such investments (“CMBS”) as well as multifamily and single family loans through the Federal National Mortgage Association (“FNMA”).
Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of collateralized debt obligations, mortgage-backed securities and municipal securities. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Mortgage-backed securities consist primarily of securities guaranteed by FNMA, Government National Mortgage Association (“GNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.
The municipal securities are issued by states and their political subdivisions in the U.S. These securities predominantly have ratings of AAA, AA, or A. These securities either have bond insurance or guarantees that originally supported investment grade ratings of AAA or AA. With the recent Nationally Recognized Statistical Rating Organization (“NRSRO”) downgrades of monoline insurers, we have seen the ratings of our municipal bonds decline, but in no case are the bonds rated below BBB. Nevertheless, there have not been any material deteriorations of the underlying municipal credit quality that would contribute to other than temporary impairment. The unrealized losses on our municipal securities resulted from rising interest rates subsequent to purchase and to a lesser extent the uncertainty surrounding the monoline insurers. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.
Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale, with an amortized cost of $173.3 million and a market value of $166.2 million, are comprised of private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities (“TPS”), and interest-only strips from Small Business Administration (“SBA”) loans.
Included in CMBS available for sale is the entire interest retained by UCB for the UCB securitization of commercial real estate loans (“CRE”) during the fourth quarter of 2007. The amortized cost basis and carrying value of the retained interest was $349.6 million and $341.0 million, respectively, at June 30, 2008. The carrying value at June 30, 2008, reflects a $5.0 million impairment on the retained residual tranche of this securitization. The write-down is primarily due the severity of depreciation over the past six months and the unlikelihood of a near term recovery in fair value.
Collateralized debt obligations (“CDO”) with an amortized cost basis of $26.1 million and carrying value of $19.0 million at June 30, 2008, include securities backed by REIT TPS and bank TPS which are included in our available-for-sale securities. The carrying value at June 30, 2008, reflects the $5.2 million other than temporary impairment charge that we recognized on two CDOs and which was reflected in our results of operations for the six months ended June 30, 2008.
FNMA and FHLMC preferred stock are U.S. government-sponsored enterprises (“GSE”) investment securities with an amortized cost-basis of $19.1 million and carrying value of $18.3 million at June 30, 2008. The carrying value at June 30, 2008, reflects a $4.4 million other than temporary impairment charge on four preferred stock investments and which was reflected in our results of operations for the six months ended June 30, 2008.
UCB has the intent and ability to hold its available-for-sale securities until recovery of the carrying value, which could be maturity. As such, with the exception of the two CDOs, FHLMC preferred stock and the residual tranche of the CRE securitization mentioned above, UCB has concluded that the decline in value on these available-for-sale securities is temporary, as the decline in value has been driven predominantly by current market conditions and decreased liquidity.

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
CDOs with an amortized cost basis of $31.4 million and carrying value of $28.7 million at December 31, 2007, include securities backed by REIT TPS and bank TPS and which are included in our available-for-sale securities. The carrying value at December 31, 2007, reflects the $11.6 million other than temporary impairment charge that we recognized on two CDOs and which was reflected in our fourth quarter 2007 results of operations.

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
The entire interest retained by UCB for the UCB securitization of commercial real estate loans (“CRE”) during the fourth quarter of 2007 is included in other mortgage-backed securities available for sale. The amortized cost basis and carrying value of the retained interest was $349.6 million and $341.0 million, respectively, at June 30, 2008. The carrying value at June 30, 2008, reflects a $5.0 million impairment on the residual tranche of this securitization.
During the six months ended June 30, 2008, UCB securitized $110.8 million of multifamily and residential mortgage loans with servicing rights retained through FNMA. No loans were securitized during the six months ended June 30, 2007.
8. Loans Held for Sale
The components of loans held for sale as of June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$1,699	$175,474
Business	—	1,109

Total commercial loans	1,699	176,583

Consumer:
Residential mortgage (one-to-four family)	—	927

Loans held for sale (1)	1,699	177,510
Valuation allowance	—	(373)

Net loans held for sale	$1,699	$177,137

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $6,000 and $322,000 at June 30, 2008, and December 31, 2007, respectively.
During the second quarter of 2008, $145.1 million of loans designated as Held for Sale were transferred to Loans Held in Portfolio. The transfer was made due to the absence of buyers in the current challenging environment. The loans were transferred to Loans Held in Portfolio at the lower-of-cost or market.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
9. Loans Held in Portfolio and Allowance for Loan Losses
The components of loans held in portfolio as of June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$2,574,649	$2,317,501
Secured by real estate — multifamily	1,271,520	1,186,177
Construction	1,890,452	1,666,550
Business	2,336,819	2,076,597

Total commercial loans	8,073,440	7,246,825

Consumer:
Residential mortgage (one-to-four family)	494,007	518,674
Other (1)	76,414	66,651

Total consumer loans	570,421	585,325

Loans held in portfolio (2)	8,643,861	7,832,150
Allowance for loan losses	(109,132)	(80,584)

Net loans held in portfolio	$8,534,729	$7,751,566

(1)	Amount includes deposit overdrafts of $4.7 million and $6.7 million at June 30, 2008, and December 31, 2007, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $13.3 million and $17.9 million at June 30, 2008, and December 31, 2007, respectively.
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and six months ended June 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Allowance for			Allowance for
		Losses - Unfunded			Losses - Unfunded
	Allowance for	Commitments	Total Allowance for	Allowance for	Commitments	Total Allowance for
	Loan Losses	(1)	Losses	Loan Losses	(1)	Losses
Balance at beginning of period	$102,839	$5,263	$108,102	$62,804	$5,336	$68,140
Provision for losses	32,488	74	32,562	2,466	(368)	2,098
Loans charged off	(26,323)	—	(26,323)	(1,602)	—	(1,602)
Recoveries of loans previously charged off	128	—	128	246	—	246
Adjustment — acquired through business combinations	—	—	—	3,825	—	3,825

Balance at end of period	$109,132	$5,337	$114,469	$67,739	$4,968	$72,707

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Allowance for			Allowance for
		Losses - Unfunded			Losses - Unfunded
	Allowance for	Commitments	Total Allowance for	Allowance for	Commitments	Total Allowance for
	Loan Losses	(1)	Losses	Loan Losses	(1)	Losses
Balance at beginning of period	$80,584	$4,793	$85,377	$62,015	$6,833	$68,848
Provision for losses	67,087	544	67,631	5,011	(1,865)	3,146
Loans charged off	(38,678)	—	(38,678)	(3,374)	—	(3,374)
Recoveries of loans previously charged off	139	—	139	262	—	262
Adjustment — acquired through business combinations	—	—	—	3,825	—	3,825

Balance at end of period	$109,132	$5,337	$114,469	$67,739	$4,968	$72,707

(1)	Included in “Other liabilities” in the Consolidated Balance Sheets.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The dislocation in the financial markets, which began in the fourth quarter of 2007, and which has continued to negatively affect the economy and the financial services sectors in 2008, has resulted in additional deterioration in the housing and land values in certain California and Nevada markets.
The allowance for loan losses increased $28.5 million from $80.6 million at December 31, 2007, to $109.1 million at June 30, 2008. The increase is due primarily to a $67.6 million provision for loan losses recorded in the six months ended June 30, 2008, of which $35.0 million was recorded during the first quarter of 2008 and $32.6 million during the second quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was primarily the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter. Also, provision for loan losses during the second quarter was necessitated by the high level of charge-offs to resolve problem loans. The increase in the loan loss provision for the six months ended June 30, 2008, was partially offset by net charge-offs of $38.5 million, of which $26.2 million of the net charge-offs occurred during the second quarter of 2008.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets.
The reserve for unfunded commitments increased $544,000 from December 31, 2007, to June 30, 2008, due to increased levels of unfunded commitments and growth in the trade finance business.
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

Our annual goodwill impairment analysis is conducted in September. However, because of the continuing deteriorating market conditions during the second quarter of 2008, the Company determined that an interim goodwill analysis was warranted. Therefore, goodwill in our Domestic and International reporting units was tested for impairment beginning in the latter part of June 2008. Based on the results of the step one procedures, it was determined that the goodwill in the Company’s Domestic reporting unit needed to be subjected to the step two “implied fair value” methodology. Accordingly, the Company retained a third party valuation firm to assist in making a final determination of potential impairment. Based on the results of the evaluation, management has determined that there is no goodwill impairment charge associated with the Domestic reporting unit.

During the six months ended June 30, 2008, an adjustment of $1.1 million was recorded to reflect the under-recognition of amortization in 2007 associated with a time deposit discount arising from our acquisition of Summit Bank. The adjustment increased interest expense $1.1 million and decreased goodwill by a like amount. The adjustment is the correction of an error that was identified in 2007 and is deemed immaterial to the expected 2008 full year results of operations.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
11.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the six months ended June 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Average balance outstanding	$761,223	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	700,000	650,000
Weighted average interest rate during the period	3.85%	4.21%
Weighted average interest rate at end of period	3.86%	4.04%
Weighted average remaining term to maturity at end of period (in years)	8.20	8.63
Long-Term and Short-Term Borrowings

Information regarding outstanding long-term and short-term borrowings as of and for the six months ended June 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$694,525	$299,713
Maximum amount outstanding at any month end period	806,815	637,787
Balance outstanding at end of period	342,088	414,532
Weighted average interest rate during the period	2.51%	5.15%
Weighted average interest rate at end of period	2.24%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.03	0.08

Federal funds purchased:
Balance outstanding at end of period	$40,000	$78,000

Long-term borrowings:
Federal Home Loan Bank advances and other long-term borrowings::
Average balance outstanding	$1,425,520	$1,113,881
Maximum amount outstanding at any month end period	1,448,634	1,372,190
Balance outstanding at end of period	1,393,987	1,372,190
Weighted average interest rate during the period	4.43%	4.69%
Weighted average interest rate at end of period	4.24%	4.57%
Weighted average remaining term to maturity at end of period (in years)	5.2	5.2
UCB maintains a secured credit facility with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
advances. Short-term and long-term borrowings with the FHLB totaled $185.0 million and $1.28 billion at June 30, 2008, and $236.0 million and $1.33 billion at December 31, 2007, respectively. At June 30, 2008, the advances were secured with $714.0 million of mortgage-backed securities and $3.70 billion of loans, and at December 31, 2007, $18.0 million of mortgage-backed securities and $4.15 billion of loans secured the advances. At June 30, 2008, credit availability under this facility was approximately $948.7 million.
12.	8.5% Non-Cumulative Perpetual Convertible Series B Preferred Stock

On June 11, 2008, UCBH received proceeds of $135,000,000, less transaction costs of $4,700,000, from the issuance of 135,000 shares of its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock, par value $0.01 per share and with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”). The shares are subject to rights, preferences and privileges set forth in UCBH’s Certificate of Designations of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock.

The Series B Preferred Stock is not redeemable by UCBH or any holder or subject to any sinking fund or similar provisions. Each Series B Preferred Stock share may be converted at any time, at the option of the holder, into 236.1275 shares of UCBH’s common stock, $0.01 par value (which reflects an approximate initial conversion price of $4.24 per share of common stock), plus cash in lieu of fractional shares, subject to anti-dilution adjustments.

On or after June 15, 2013, if the closing price of UCBH’s common stock exceeds 130% of the then-applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, UCBH may at its option cause some or all of the Series B Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate. UCBH will provide notice of its election to cause conversion within five trading days of the end of the 30 consecutive trading day period.

The shares of Series B Preferred Stock bear an 8.50% non-cumulative dividend payable quarterly, when, as, and if declared by UCBH’s board of directors or a duly authorized committee of UCBH’s board, on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2008.

The Series B Preferred Stock will rank, as to payment of dividends and distributions of assets upon UCBH’s liquidation, dissolution, or winding up, senior to UCBH’s Series A Participating Preferred Stock (“Series A Preferred”) and common stock. Shares of Series A Preferred are subject to rights, preferences and privileges set forth in the Company’s Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock and may be issued in accordance with the Rights Agreement, dated as of January 28, 2003, between UCBH and Mellon Investor Services, LLC, as Rights Agent, as amended on March 5, 2008. As of the filing of this Quarterly Report on Form 10-Q, no shares of Series A Preferred have been issued.

UCBH’s Series B Preferred Stock is recorded as equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 13 for the effect of UCBH’s Series B Preferred Stock on earnings per share.

13.	Earnings Per Share

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended June 30, 2008 and 2007, were 14,148,716 shares and 5,755,967 shares, respectively, and for the six months ended June 30, 2008 and 2007, were 10,522,034 shares and 5,264,367 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.
The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended June 30, 2008
Net income — basic	$7,702	110,457,115	$0.07
Effect of stock options	—	270,435
Effect of non-cumulative convertible preferred stock	—	7,005,981

Net income — diluted	$7,702	117,733,531	$0.07

Three Months Ended June 30, 2007
Net income — basic	$28,210	101,517,209	$0.28
Effect of stock options	—	3,410,479

Net income — diluted	$28,210	104,927,688	$0.27

Six Months Ended June 30, 2008
Net income — basic	$9,923	108,292,689	$0.09
Effect of stock options	—	1,154,047
Effect of non-cumulative convertible preferred stock	—	3,502,990

Net income — diluted	$9,923	112,949,726	$0.09

Six Months Ended June 30, 2007
Net income — basic	$55,241	100,629,147	$0.55
Effect of stock options	—	3,461,909

Net income — diluted	$55,241	104,091,056	$0.53

14.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of June 30, 2008, the Company had 2,335,283 shares of common stock reserved for the issuance of options under the Plan.

The Company used the modified prospective method of adoption. Under this adoption method, compensation expense recognized subsequent to adoption includes (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Awards granted after January 1, 2006, are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a straight-line basis over the service periods of each award. No share-based employee compensation cost has been reflected in the Company’s results of operations prior to the adoption of SFAS No. 123(R) and the results for prior periods have not been restated. The Company estimated forfeiture rates based on its historical experience.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Options outstanding under the Company’s stock option plan as of June 30, 2008, and changes during the three and six months ended June 30, 2008, were as follows (dollars in thousands, except weighted average exercise price):

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise	Contractual	Aggregate Intrinsic
	Shares	Price	Term	Value
Three Months Ended June 30, 2008
Options outstanding, beginning of period	14,688,604	$13.67	5.80	$9,407
Granted	123,500	6.80
Exercised	(24,200)	1.92
Expired	(316,801)	15.64
Forfeited	(21,833)	15.79

Options outstanding, end of period	14,449,270	$13.58	5.59	$191

Shares exercisable, end of period	11,987,051	$13.41	4.86	$191

Six Months Ended June 30, 2008
Options outstanding, beginning of period	13,895,938	$13.18	5.38	$47,713
Granted	1,619,000	12.77
Exercised	(681,034)	2.09
Expired	(347,035)	15.96
Forfeited	(37,599)	16.39

Options outstanding, end of period	14,449,270	$13.58	5.59	$191

Shares exercisable, end of period	11,987,051	$13.41	4.86	$191

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2007, was $132,000 and $1.7 million, respectively, and $4.6 million and $4.9 million during the six months ended June 30, 2008 and 2007, respectively. Cash received from option exercises for the six months ended June 30, 2008 and 2007, was $1.4 million and $5.9 million, respectively. The tax benefit realized for the tax deductions from option exercises for the six months ended June 30, 2008 and 2007, totaled $1.6 million and $1.2 million, respectively.

The range of exercise prices for options outstanding at June 30, 2008, is as follows:

		Weighted Average	Weighted Average		Weighted Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$1.99	516,664	$1.88	0.79	516,664	$1.88
$2.00-$5.99	121,824	2.91	1.75	121,824	2.91
$6.00-$6.99	3,441,574	6.15	2.89	3,411,074	6.15
$7.00-$8.99	354,208	7.19	5.18	261,208	7.21
$9.00-$10.99	518,334	10.11	4.36	518,334	10.11
$11.00-$13.99	1,735,633	13.14	8.93	279,633	12.47
$14.00-$15.99	313,164	15.10	5.98	254,166	14.94
$16.00-$18.09	1,989,769	17.31	7.59	1,240,111	17.29
$18.10-$19.99	4,906,300	18.84	6.13	4,832,237	18.84
$20.00-$21.99	551,800	21.05	6.57	551,800	21.05

Total/Average	14,449,270	13.58	5.59	11,987,051	13.41

As of June 30, 2008, there was $11.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized over the next three years. The total fair value of options that vested during the three months ended June 30, 2008 and 2007, was $737,000 and $693,000, respectively, and $3.0 million and $2.0 million during the six months ended June 30, 2008 and 2007, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
15. Income Taxes
The effective tax rate for the three months ended June 30, 2008, was 5.7%, compared with 35.5% for the three months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008, was 11.4%, compared with 35.1% for the six months ended June 30, 2007. The lower effective tax rate was primarily due to a lower estimate of pretax income levels for 2008, as well as an increase in the tax benefit from tax-exempt income and low income housing tax credits during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.
The Company recognizes the accrual of interest and any associated penalties related to unrecognized tax benefits in income before income taxes in the Consolidated Statements of Operations. The amount of interest and penalties for the six months ended June 30, 2008 and 2007, was immaterial.
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
16. Related Party Transactions
Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $3.1 million and $1.1 million at June 30, 2008, and December 31, 2007, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
17. Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk
The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Commitments to extend credit:
Consumer (including residential mortgage)	$93,573	$101,978
Commercial (excluding construction)	1,681,340	1,488,733
Construction	880,932	1,101,515
Letters of credit	209,578	183,792
Foreign exchange contracts receivable	(818,072)	(806,310)
Foreign exchange contracts payable	818,072	806,380
Put options to buy	30,054	7,600
Put options to sell	(30,054)	(7,600)
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	3,733	6,996
Other	1,513	1,928

Total	$2,895,669	$2,910,012

18. Contingent Liabilities
The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.
19. Supplemental Cash Flow Information
The supplemental cash flow information for the six months ended June 30, 2008 and 2007 was as follows (dollars in thousands):

	2008	2007

Cash paid during the period for:
Interest	$188,364	$180,874
Income taxes	1,081	34,426

Noncash investing and financing activities:
Transfer of loans from held for sale to held in portfolio	$147,340	$44,779
Transfer of loans to held for sale from held in portfolio	34,250	44,413
Transfer of other real estate owned to other assets from loans held in portfolio	4,630	419
Loan securitizations:
Loans originated in held in portfolio sold	110,832	—
Mortgage-backed securities acquired	(109,977)	—
Mortgage servicing rights acquired	(855)	—
20. Segment Information
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.
The following is segment information for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Domestic		Total	UCBH Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Three Months Ended June 30, 2008:
Total interest and dividend income	$168,162	$20,102	$188,264	$—	$(8,828)	$179,436
Net interest income (expense)	88,245	7,416	95,661	(4,517)	—	91,144
Net income (loss)	2,881	3,893	6,774	7,702	(6,774)	7,702

Three Months Ended June 30, 2007:
Total interest and dividend income	$174,127	$8,642	$182,769	$1	$(9,055)	$173,715
Net interest income (expense)	81,145	2,717	83,862	(5,127)	—	78,735
Net income (loss)	32,310	174	32,484	28,216	(32,490)	28,210

Six Months Ended June 30, 2008:
Total interest and dividend income	$338,093	$43,448	$381,541	$3	$(20,364)	$361,180
Net interest income (expense)	167,890	16,051	183,941	(9,700)	—	174,241
Net income (loss)	7,457	9,901	17,358	9,923	(17,358)	9,923

Six Months Ended June 30, 2007:
Total interest and dividend income	$332,732	$17,076	$349,808	$3	$(12,150)	$337,661
Net interest income (expense)	156,568	5,707	162,275	(9,710)	—	152,565
Net income (loss)	62,212	1,122	63,334	55,247	(63,340)	55,241
21. Fair Values of Financial Assets and Liabilities
Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for such asset or liability, in an orderly transaction between market participants on the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches. Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing an asset or liability, including assumptions about risk and or the risks inherent in the inputs to the valuation technique.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
The following is a description of the major categories of our financial assets and liabilities that are reflected at fair value, on either a recurring or nonrecurring basis:
Agency Preferred and Exchange Traded Equity Securities – are valued based on quoted market prices from the exchange and are categorized in Level 1 of the fair value hierarchy.
Commercial Mortgage Backed Securities (“CMBS”) and Asset Backed Securities (“ABS”) – includes private Commercial Mortgage Backed Securities and related retained interests, private Collateralized Mortgage Obligations, Small Business Association pooled securities, Small Business Association interest-only strips, Collateralized Loan Obligations, bank trust preferred security CDOs and REIT trust preferred security CDOs.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
Loans Held for Sale — are carried at the lower of cost or market value. The fair value of these loans is based on what secondary markets are currently offering for portfolios with similar characteristics. Due to recent market conditions, the prices we receive for our loans held for sale have significant inputs that are not observable. As such, loans held for sale that have been written down to their cost basis during the six months ended June 30, 2008, are categorized in Level 3 of the fair value hierarchy.
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
Impaired Loans — are measured for impairment using the practical expedient in FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of June 30, 2008, impaired loans were categorized as level 3 due to recent real estate market conditions resulting in inactive market data which in turn required the use of unobservable inputs and assumptions in our fair value measurements.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Assets and liabilities measured at fair value at June 30, 2008, on a recurring basis are summarized below (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Investment and mortgage-backed securities available for sale	$2,526,249	$18,344	$2,456,020	$51,885
Mortgage servicing rights	15,636	—	—	15,636
Net other financial assets (1)	3,165	—	3,165	—

Total	$2,545,050	$18,344	$2,459,185	$67,521

Net other financial liabilities (1)	$(2,143)	$—	$(2,143)	$—

(1)	Derivatives are included in this category.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

			Total Unrealized
			Gains (Losses)
		Realized Gains	Included in Other	Purchased, Sales,
		(Losses) Included	Comprehensive	Other Settlements		Transfers In and/or
	Beginning Balance	in Income	Income	and Issuances, Net		(Out) of Level 3		Ending Balance
Three Months Ended June 30, 2008
Investment securities available for sale	$50,590	$(6,469)	$89	$(474)		$8,149	(2)	$51,885
Mortgage servicing rights	16,075	(94)	—	(345	)(1)	—		15,636

Total assets	$66,665	$(6,563)	$89	$(819)		$8,149		$67,521

Six Months Ended June 30, 2008
Investment securities available for sale	$59,029	$(10,260)	$(3,011)	$(2,022)		$8,149	(2)	$51,885
Mortgage servicing rights	17,070	(347)	—	(1,087	)(1)	—		15,636

Total assets	$76,099	$(10,607)	$(3,011)	$(3,109)		$8,149		$67,521

(1)	Includes change in fair value.

(2)	The Company classified the residual tranche of its CMBS from Level 2 to Level 3. The Level 3 net transfers in for available-for-sale securities primarily relates to decreased observability of inputs on certain bonds.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Company measures certain financial assets at fair value on a nonrecurring basis. For financial assets measured at fair value on a nonrecurring basis in the quarter ended June 30, 2008, that were still held on the Consolidated Balance Sheet at June 30, 2008, the following table presents the carrying value of those assets measured at fair value on a nonrecurring basis for which impairment was recognized for the six months ended June 30, 2008:

					Total Realized	Financial Statement
	Total	Level 1	Level 2	Level 3	Gains (Losses)	Effect
Loans held for sale	$1,699	$—	$—	$1,699	$(1,428)	Income Statement
Impaired loans	325,621	—	—	325,621	(13,661)	Income Statement
22. Subsequent Events
On July 24, 2008, UCBH’s Board of Directors declared a dividend on UCBH’s preferred and common stock. The initial period cash dividend of $22.19 per share was declared on its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock for the dividend period June 11, 2008, to September 14, 2008. The Series B dividend is payable on September 15, 2008, to stockholders of record as of the close of business on August 29, 2008. A cash dividend of four cents ($0.04) per share on the outstanding shares of Common Stock was declared payable on October 10, 2008, to stockholders of record as of the close of business on September 30, 2008.

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
These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in financial market conditions, either nationally, internationally or locally in areas in which the Company conducts its operations;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	further expansion into China, as well as new Asia Pacific market areas;

•	fluctuations in the equity and fixed-income markets;

•	changes in interest rates and the resultant impact on our net interest margin;

•	asset and liability sensitivity of our balance sheet;

•	acquisitions and integration of acquired businesses;

•	deterioration in asset or credit quality;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	recovery of unrealized losses from investments and mortgage-backed securities;

•	deposit renewals and ability to attract and retain core deposits;

•	the availability and cost of capital;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;

•	the potential effects of technological changes;

•	legislation or regulatory changes, both domestically as well as internationally, which adversely affect the Company’s operations and businesses;

•	the Company’s ability to meet regulatory requirements; and

•	changes in accounting principles generally accepted in the United States of America.
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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $12.87 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-nine offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At June 30, 2008, we had seventy-one domestic branches and offices; thirty in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou, Shanghai and Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. The challenges presented by the general interest rate and current economic environment that we must work within did impact the Company’s performance during the six months ended June 30, 2008.
The Company reported earnings for the three months ended June 30, 2008, of $7.7 million or $0.07 per diluted share. This compares with $28.2 million or $0.27 per diluted share for the three months ended June 30, 2007, and $16.2 million or $0.15 per diluted share for the three months ended December 31, 2007. Return on average equity (“ROE”) was 2.83% and return on average assets (“ROA”) was 0.24% for the three months ended June 30, 2008, compared with a ROE of 12.90% and ROA of 1.10% for the three months ended June 30, 2007, and a ROE of 6.79% and a ROA of 0.58% for the three months ended December 31, 2007.
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
The Voting Agreement will terminate on the earliest of (i) the date when Minsheng no longer owns any Shares, (ii) the October 7, 2010, expiration of the standstill period as set forth in the Investor’s Rights Agreement or (iii) the termination of the Investment Agreement by Minsheng as a result of a material breach of the Investment Agreement by UCBH.
In the second phase, which is anticipated to close in the latter part of 2008, Minsheng will increase its ownership to 9.9% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares. By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.
8.5% Non-Cumulative Perpetual Convertible Series B Preferred Stock On June 11, 2008, UCBH received proceeds of $135,000,000, less transaction costs of $4,700,000, from the issuance of 135,000 shares of its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock, par value $0.01 per share and with a liquidation preference of $1,000 per share (the “Series B Preferred Stock”). The shares are subject to certain rights, preferences and privileges set forth in UCBH’s Certificate of Designations of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock.
The Series B Preferred Stock is not redeemable by UCBH or any holder or subject to any sinking fund, or similar provisions. Each Series B Preferred Stock share may be converted at any time, at the option of the holder, into 236.1275 shares of UCBH’s common stock, $0.01 par value (which reflects an approximate initial conversion price of $4.24 per share of common stock), plus cash in lieu of fractional shares, subject to anti-dilution adjustments.
On or after June 15, 2013, if the closing price of UCBH’s common stock exceeds 130% of the then-applicable conversion price for 20 trading days (whether or not consecutive) during any period of 30 consecutive trading days, UCBH may at its option cause some or all of the Series B Preferred Stock to be automatically converted into common stock at the then prevailing conversion rate. UCBH will provide notice of its election to cause conversion within five trading days of the end of the 30 consecutive trading day period.
The shares of Series B Preferred Stock bear an 8.50% non-cumulative dividend payable quarterly, when, as, and if declared by UCBH’s board of directors or a duly authorized committee of UCBH’s board, on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2008.
The Series B Preferred Stock will rank, as to payment of dividends and distributions of assets upon UCBH’s liquidation, dissolution, or winding up, senior to UCBH’s Series A Participating Preferred Stock (“Series A Preferred”) and common stock. Shares of Series A Preferred are subject to rights, preferences and privileges set forth in the Company’s Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock and may be issued in accordance with the Rights Agreement, dated as of January 28, 2003, between UCBH and Mellon Investor Services, LLC, as Rights Agent, as amended on March 5, 2008. As of the filing of this Quarterly Report on Form 10-Q, no shares of Series A Preferred have been issued.
UCBH’s Series B Preferred Stock is recorded as equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At June 30, 2008, UCB’s total allowance for loan losses was $109.1 million, which represented 1.26% of loans held in portfolio.
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
The loss factors are developed from actual historic losses, and reflect comparative analysis with peer group loss rates and expected losses, which are in turn based on estimated probabilities of default and loss given default. This quantitative portion of the analysis also resulted in establishing a minimum loss factor for each of the major loan portfolio categories to better reflect minimum inherent loss in all portfolios including those with limited historic loss experience. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences may include elements such as portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance.
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the six months ended June 30, 2008, UCB effected further refinements in the determination of certain loss factors during the first quarter of 2008 as a result of UCB’s annual methodology review. There were no changes to such loss factors during the second quarter of 2008. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
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
The allowance for loan losses increased $28.5 million from $80.6 million at December 31, 2007, to $109.1 million at June 30, 2008. The increase is due primarily to a $67.6 million provision for loan losses recorded in the six months ended June 30, 2008, of which $35.0 million was recorded during the first quarter of 2008 and $32.6 million during the second quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter.

Also, provision for loan losses during the second quarter was necessitated by the high level of charge-offs to resolve problem loans. The increase in the loan loss provision for the six months ended June 30, 2008, was partially offset by net charge-offs of $38.5 million, of which $26.2 million of the net charge-offs occurred during the second quarter of 2008.
UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets.
The reserve for unfunded commitments increased $544,000 from December 31, 2007, to June 30, 2008, due to increased levels of unfunded commitments and growth in the trade finance business.
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
Impaired Loans
A loan is considered to be impaired when it is probable that all of the principal and interest due under the terms of the original loan agreement may not be collected. Impairment is measured using the practical expedient allowed by SFAS No. 114, whereby the amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan. Fair value is measured based on an appraisal prepared by an independent appraiser. Subsequent to receiving the appraisal, a quarterly review is made as part of the review of the allowance for loan losses to determine whether the value set forth in the appraisal is still applicable. These reviews use unobservable inputs and assumptions such as changes in economic conditions, changes in local market conditions, etc., to evaluate the applicability of the appraisal. Impaired loans are initially categorized as nonrecurring Level 2 but may move to Level 3 if the value set forth by the independent appraisals is significantly adjusted as a result of the quarterly review processes. As of June 30, 2008, impaired loans were categorized as level 3 due to recent real estate market conditions resulting in inactive market data which in turn required the use of unobservable inputs and assumptions in our fair value measurements.
Valuations of Financial Instruments
The Company holds fixed income mortgage and asset-backed securities, exchange traded equity securities, retained interests in securitizations, investments in private equity, venture capital and other nonpublic investments, over-the-counter foreign exchange derivative contracts and other financial instruments. The Company holds its investment securities to meet and manage liquidity needs and interest rate and foreign exchange risks.
A significant portion of the Company’s financial instruments described in the previous paragraph are carried at fair value. In total, the financial instruments that are carried at fair value on a recurring basis at June 30, 2008, and December 31, 2007, are approximately 19.6% and 18.5% of total assets, respectively.
Wherever possible, we base our fair values on observable market prices for identical assets or similar assets and liabilities, or other inputs that are observable or can be corroborated by observable market data. Where observable prices or inputs are not available, valuation models from outsourced service providers are utilized to assist the Company. The valuation models involve some level of estimation and judgment, the degree of which is dependent on the price transparency for the respective financial instrument’s market and related complexity. Reliance on estimation and judgment increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting lack of clear and observable prices and parameters, such as those experienced during the latter half of 2007 and the first half of 2008. If such conditions continue throughout the remainder of 2008, we would expect continued reliance on these estimates and judgments. As a result, the fair values that we have assigned to these assets may not necessarily represent amounts that could be ultimately realized upon their disposal or settlement. When or if the liquidity returns to the markets, the valuations will revert to using the related observable inputs in verifying the values calculated using valuation models.
Any declines in a specific investment security’s fair value that are determined to be other than temporary, result in a write-down of the investment security and a corresponding charge to noninterest income. During the six months ended June 30, 2008, as a result of continued deteriorating market conditions, the Company recognized other than temporary impairments totaling $14.7 million.
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
Our annual goodwill impairment analysis is conducted in September. However, because of the continuing deteriorating market conditions during the second quarter of 2008, the Company determined that an interim goodwill analysis was warranted. Therefore, goodwill in our Domestic and International reporting units was tested for impairment beginning in the latter part of June 2008. Based on the results of the step one procedures, it was determined that the goodwill in the Company’s Domestic reporting unit needed to be subjected to the step two “implied fair value” methodology. Accordingly, the Company retained a third party valuation firm to assist in making a final determination of potential impairment. Based on the results of the evaluation, management has determined that there is no goodwill impairment charge associated with the Domestic reporting unit.
Income Taxes
The effective tax rate for the three months ended June 30, 2008, was 5.7%, compared with 35.5% for the three months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008, was 11.4%, compared with 35.1% for the six months ended June 30, 2007. The lower effective tax rate was primarily due to a lower estimate of pretax income levels for 2008, as well as an increase in the tax benefit from tax-exempt income and low income housing tax credits during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007.

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
Disclosures about Derivative Instruments and Hedging Activities
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133 (“SFAS 161”), was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because SFAS 161 impacts the Company’s disclosure but not its accounting treatment for derivative instruments, the Company’s adoption of SFAS 161 will not impact its financial position or results of operations.

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase (Decrease)				Increase (Decrease)
	2008	2007	Amount	%	2008	2007	Amount	%
Operating Data:
Total interest and dividend income	$179,436	$173,715	$5,721	3.29%	$361,180	$337,661	$23,519	6.97%
Total interest expense	88,292	94,980	(6,688)	(7.04)	186,939	185,096	1,843	1.00

Net interest income	91,144	78,735	12,409	15.76	174,241	152,565	21,676	14.21
Provision for loan losses	32,562	2,098	30,464	1,452.05	67,631	3,146	64,485	2,049.75

Net interest income after provision for loan losses	58,582	76,637	(18,055)	(23.56)	106,610	149,419	(42,809)	(28.65)
Total noninterest income (loss)	(1,332)	9,924	(11,256)	(113.42)	2,225	22,369	(20,144)	(90.05)
Total noninterest expense	49,085	42,821	6,264	14.63	97,637	86,716	10,921	12.59

Income before income tax expense	8,165	43,740	(35,575)	(81.33)	11,198	85,072	(73,874)	86.84
Income tax expense	463	15,530	(15,067)	(97.02)	1,275	29,831	(28,556)	(95.73)

Net income	$7,702	$28,210	$(20,508)	(72.70)	$9,923	$55,241	$(45,318)	(82.04)

Per Share Data:
Basic earnings per share	$0.07	$0.28	(0.21)	(75.00)%	$0.09	$0.55	(0.46)	(83.64)%
Diluted earnings per share	0.07	0.27	(0.20)	(74.07)	0.09	0.53	(0.44)	(83.02)

Dividends declared per share	0.040	0.030	(0.01)	33.33	0.080	0.060	(0.02)	33.33

Select Operating Ratios:
Return on average assets	0.24%	1.10%	(86)*	(78.18)%	0.16%	1.10%	(94)*	(85.45)%
Return on average equity	2.83	12.90	(1,007)	(78.06)	1.91	13.11	(1,120)	(85.43)
Efficiency ratio (1)	54.65	48.30	635	13.15	55.33	49.57	576	11.62
Noninterest expense to average assets	1.53	1.67	(14)	(8.38)	1.56	1.72	(16)	(9.30)
Average equity to average assets	8.47	8.53	(6)	(0.70)	8.30	8.36	(6)	(0.72)
Dividend payout ratio (2)	57.14	11.11	4,603	414.31	88.89	11.32	7,757	685.25
Net loan charge-offs to average loans held in portfolio(4)	1.24	0.08	116	1,450.00	0.94	0.09	85	944.44
Interest rate spread (3)	2.85	2.87	(2)	(0.70)	2.76	2.82	(6)	(2.13)
Net interest margin (3)	3.17	3.35	(18)	(5.37)	3.11	3.30	(19)	(5.76)

	June 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	%
Financial Condition and Other Data:
Loans held in portfolio, net	$8,534,729	$7,751,566	$783,163	10.10%
Securities purchased under agreements to resell	150,000	150,000	—	—
Securities available for sale	2,526,249	2,188,355	337,894	15.44
Securities held to maturity	247,422	271,485	(24,063)	(8.86)
Total assets	12,871,122	11,803,566	1,067,556	9.04
Deposits	8,694,524	7,781,240	913,284	11.74
Securities sold under agreements to repurchase	700,000	650,000	50,000	7.69
Subordinated debentures	406,506	406,615	(109)	(0.03)
Short-term borrowings	342,088	414,532	(72,444)	(17.48)
Federal funds purchased	40,000	78,000	(38,000)	(48.72)
Long-term borrowings	1,393,987	1,372,190	21,797	1.59
Total liabilities	11,701,545	10,836,463	865,082	7.98
Stockholders’ equity	1,169,577	967,103	202,474	20.94
Nonperforming assets	200,002	57,029	142,973	250.70
Ratio of stockholders’ equity to total assets	9.09%	8.19%	90 *	10.99%

Asset Quality Data:
Loan delinquency ratio	1.75%	0.89%	86 *	96.63%
Nonperforming assets to total assets	1.55	0.48	107	222.92
Nonperforming loans to loans held in portfolio	2.27	0.68	159	233.82
Allowance for loan losses to loans held in portfolio	1.26	1.03	23	22.33
Allowance for loan losses to nonperforming loans	55.69	151.52	(9,583)	(63.25)
Total loan to deposit ratio	99.44	102.93	(349)	(3.39)

Bank Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.69%	8.55%	114 *	13.33%
Total risk-based capital	12.10	10.80	130	12.04
Tier 1 leverage	7.77	7.42	35	4.72
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.40	8.51	189	22.21
Total risk-based capital	12.81	10.76	205	19.05
Tier 1 leverage ratio	8.33	7.39	94	12.72

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $9.4 million and $5.1 million for the three months ended June 30, 2008 and 2007, respectively, and $18.5 million and $10.2 million for the six months ended June 30, 2008 and 2007, respectively.

(4)	Calculated on an annualized basis.

*	Basis point

Impact of Economic and Credit Market Conditions — Overview
The slowdown of economic growth in the United States that began during the second half of 2007 and the first quarter of 2008 continued during the second quarter of 2008. During the quarter, credit markets continued to experience dislocation, illiquidity and wider credit spreads. Continued concerns about commercial business, commercial real estate, and construction loan products, as well as the impact of monoline insurers, caused the broader credit markets to deteriorate further, with resultant lower levels of liquidity and price transparency for certain credit products.
Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
The consolidated net income of the Company for the three months ended June 30, 2008, decreased by $20.5 million, or 72.7%, to $7.7 million, compared to $28.2 million for the same period in 2007. Net interest income for the three months ended June 30, 2008, increased by $12.4 million to $91.1 million, compared to $78.7 million for the same period in 2007 due to the growth in interest-earning assets. However, this increase was offset by an increased loan loss provision of $32.6 million recorded in the second quarter of 2008 and a $10.9 million other than temporary charge on available for sale securities. The other than temporary charge is included in noninterest income and is comprised of a $1.4 million write-down on one non-bank REIT TPS CDO, a $4.4 million write-down on four FHLMC perpetual preferred stock investment securities and a $5.0 million write-down on the retained residual tranche from UCB’s commercial real estate loan securitization. Noninterest expense for the three months ended June 30, 2008, increased by $6.3 million, or 14.6%, to $49.1 million, compared to $42.8 million for the same period in 2007. The increase was primarily due to personnel costs and occupancy expenses related to the acquisitions of CAB and UCB China in 2007 as well as the additional cost of supporting the Company’s commercial banking business and the expansion of the Company’s infrastructure. Included in noninterest expense for the three months ended June 30, 2008, was $2.4 million in foreign exchange gains, compared to foreign exchange losses of $133,000 for the same period in 2007. These gains arose primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar. For the three months ended June 30, 2008, the effective tax rate was 5.7%, compared with 35.5% for the three months ended June 30, 2007.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008			2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,517,993	$135,214	6.38%	$7,246,834	$143,263	7.91%
Taxable securities (3)	2,449,836	31,848	5.23	1,653,088	20,657	5.00
Tax exempt securities (3)	489,973	6,135	5.04	273,753	3,295	4.81
FHLB Stock	99,093	1,549	6.29	73,007	875	4.79
Securities purchased under agreements to resell	150,000	1,885	5.05	162,088	2,229	5.50
Other	269,407	2,805	4.19	196,115	3,395	6.92

Total interest-earning assets	11,976,302	179,436	6.03	9,604,885	173,714	7.23
Noninterest-earning assets	883,992	—		646,552	—

Total assets	$12,860,294	$179,436		$10,251,437	$173,714

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,527,002	$8,038	2.12	$1,510,434	$12,877	3.41
Savings accounts	700,980	1,266	0.73	715,012	2,008	1.12
Time deposits	5,285,936	46,794	3.56	4,315,402	53,629	4.97

Total interest-bearing deposits	7,513,918	56,098	3.00	6,540,848	68,514	4.19
Securities sold under agreements to repurchase	733,462	6,080	3.33	319,616	3,420	4.28
Short-term borrowings and federal funds purchased	826,595	5,010	2.44	284,648	4,477	6.30
Long-term borrowings	1,326,753	15,346	4.65	1,138,303	13,318	4.68
Subordinated debentures	406,538	5,758	5.70	268,197	5,251	7.83

Total interest-bearing liabilities	10,807,266	88,292	3.29	8,551,612	94,980	4.44
Noninterest-bearing deposits	820,507	—		734,189	—
Other noninterest-bearing liabilities	142,915	—		91,113	—
Stockholders’ equity	1,089,606	—		874,523	—

Total liabilities and stockholders’ equity	$12,860,294	$88,292		$10,251,437	$94,980

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,169,036	$91,144	2.74%	$1,053,273	$78,734	2.79%

Net interest margin (5)			3.06%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities	1.11x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$11,976,302	$182,739	6.14%	$9,604,885	$175,487	7.31%
Total interest-bearing liabilities	10,807,266	88,292	3.29	8,551,612	94,980	4.44

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,169,036	$94,447	2.85%	$1,053,273	$80,507	2.87%

Net interest margin (5)			3.17%			3.35%

Average cost of deposits:
Total interest-bearing deposits	$7,513,918	$56,098	3.00%	$6,540,848	$68,514	4.19%
Noninterest-bearing deposits	820,507	—		734,189	—

Total deposits	$8,334,425	$56,098	2.71%	$7,275,037	$68,514	3.77%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $9.4 million and $5.1 million for the three months ended June 30, 2008 and 2007, respectively.
The increase in net interest income for the three months ended June 30, 2008, compared to the same period in 2007 was principally due to a $2.37 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the CAB and UCB China acquisitions and the purchase of GNMA and U.S. GSE mortgage-backed securities during the first half of 2008 for yield enhancement. The average cost of deposits decreased 106 basis points from 3.77% for the three months ended June 30, 2007, to 2.71% for the three months ended June 30, 2008, as a result of a decrease in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were partially offset by a 153 basis point decrease in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on securities increased for the three months ended June 30, 2008, compared to the same period in 2007 as a result of purchases of higher-yielding securities during 2008.
The decline in the net interest margin for the three months ended June 30, 2008, compared to the same period in 2007 reflects the impact of our CD deposit pricing not decreasing as much as the loan repricing resulting from the reduction in the Fed Funds rates. Also, the net interest margin for the three months ended June 30, 2008, includes the reversal of prior accrued interest on nonperforming loans, primarily in residential construction loans that had been downgraded during the first and second quarters of 2008.
Provision for Loan Losses. The provision for loan losses increased to $32.6 million in the three months ended June 30, 2008, compared to $2.1 million for the three months ended June 30, 2007. The increased provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain land or construction loans with significant undeveloped land previously identified during the first quarter of 2008. These are loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. Also, the provision for loan losses during the second quarter was necessitated by the high level of charge-offs to resolve problem loans. The net charge-offs for the second quarter of 2008 was $26.2 million compared to $12.3 million during the first quarter of 2008.
Noninterest Income. Noninterest income decreased by $11.3 million, or 113.4%, for the three months ended June 30, 2008, compared to the same period in 2007. The net decrease was primarily the result of a $10.9 million write-down on one non-bank REIT TPS CDO, four FHLMC preferred stock securities and the retained residual tranche from UCB’s commercial real estate loan securitization. Gain on sale of loans decreased to $381,000 for the three months ended June 30, 2008, from $2.7 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions.
Noninterest Expense. Noninterest expense increased $6.3 million, or 14.6%, for the three months ended June 30, 2008, compared to the same period in 2007. For the three months ended June 30, 2008, personnel expenses increased $4.8 million, or 20.8%. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the CAB and UCB China acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $1.7 million in stock compensation expense for the three months ended June 30, 2008, compared to $846,000 for the same period in 2007. Occupancy expenses increased $975,000, or 18.8%, for the three months ended June 30, 2008, compared to the same period in 2007 as a result of the opening of new branches and the operations of CAB and UCB China. We had foreign exchange gains amounting to $2.4 million for the three months ended June 30, 2008. These gains arise primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.
Income Tax Expense. The effective tax rate for the three months ended June 30, 2008, was 5.7%, compared with 35.5% for the three months ended June 30, 2007. The lower effective tax rate was primarily due to a lower estimate of pretax income levels for 2008, as well as an increase in the tax benefit from tax-exempt income and low income housing tax credits during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007.
Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007
The consolidated net income of the Company for the six months ended June 30, 2008, decreased by $45.3 million, or 82.0%, to $9.9 million, compared to $55.2 million for the same period in 2007. The annualized ROE and ROA ratios for the six months ended June 30, 2008, were 1.91% and 0.16%, respectively. These amounts compare with the ROE ratio of 13.11% and the ROA ratio of 1.10% for the six months ended June 30, 2007. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income. The efficiency ratio was 55.33% for the six months ended June 30, 2008, compared with 49.57% for the same period in 2007. Efficiency ratio is the ratio to evaluate the overhead structure of the Company. It is the ratio of the Company’s noninterest expense to the sum of the Company’s net interest income and noninterest income. The increase in the efficiency ratio for the six months ended June 30, 2008, compared to the same period in 2007 was due to the Company’s noninterest expenses growing at a faster rate than the sum of its net interest income and noninterest income during the respective periods. Diluted earnings per share were $0.09 for the six months ended June 30, 2008, compared with $0.53 for the same period in 2007.
Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,343,155	$276,105	6.66%	$7,044,144	$274,915	7.81%
Taxable securities (3)	2,361,795	60,608	5.16	1,754,593	44,171	5.03
Tax exempt securities (3)	483,330	12,023	5.00	274,212	6,601	4.81
FHLB Stock	97,086	2,826	5.85	70,917	1,797	5.07
Securities purchased under agreements to resell	150,000	3,965	5.32	143,785	4,493	6.25
Other	258,505	5,653	4.40	175,202	5,684	6.49

Total interest-earning assets	11,693,871	361,180	6.21	9,462,853	337,661	7.14
Noninterest-earning assets	858,845	—		623,624	—

Total assets	$12,552,716	$361,180		$10,086,477	$337,661

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,525,862	$18,195	2.40	$1,494,576	$25,354	3.39
Savings accounts	727,635	2,686	0.74	703,571	3,734	1.06
Time deposits	4,952,151	98,331	3.99	4,273,372	105,420	4.93

Total interest-bearing deposits	7,205,648	119,212	3.33	6,471,519	134,508	4.16
Securities sold under agreements to repurchase	761,484	12,657	3.34	319,288	6,681	4.18
Short-term borrowings and federal funds purchased	801,066	10,878	2.73	342,716	9,669	5.64
Long- term borrowings	1,376,136	31,563	4.61	1,041,593	24,434	4.69
Subordinated debentures	406,563	12,629	6.25	254,449	9,804	7.71

Total interest-bearing liabilities	10,550,897	186,939	3.56	8,429,565	185,096	4.39
Noninterest-bearing deposits	827,598	—		715,035	—
Other noninterest-bearing liabilities	132,452	—		99,084	—
Stockholders’ equity	1,041,769	—		842,793	—

Total liabilities and stockholders’ equity	$12,552,716	$186,939		$10,086,477	$185,096

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,142,974	$174,241	2.65%	$1,033,288	$152,565	2.75%

Net interest margin (5)			3.00%			3.22%

Ratio of interest-earning assets to interest-bearing liabilities	1.11x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$11,693,871	$367,653	6.32%	$9,462,853	$341,215	7.21%
Total interest-bearing liabilities	10,550,897	186,939	3.56	8,429,565	185,096	4.39

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,142,974	$180,714	2.76%	$1,033,288	$156,119	2.82%

Net interest margin (5)			3.11%			3.30%

Average cost of deposits:
Total interest-bearing deposits	$7,205,648	$119,212	3.33%	$6,471,519	$134,508	4.16%
Noninterest-bearing deposits	827,598	—		715,035	—

Total deposits	$8,033,246	$119,212	2.98%	$7,186,554	$134,508	3.74%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $18.5 million and $10.2 million for the six months ended June 30, 2008 and 2007, respectively.

The increase in net interest income for the first six months of 2008 compared to 2007 was principally due to a $2.23 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed acquisitions. The average cost of deposits decreased 76 basis points from 3.74% for the six months ended June 30, 2007, to 2.98% for the six months ended June 30, 2008, as a result of a decrease in market interest rates during the past twelve months and the change in the composition of deposits. These factors were partially offset by a 115 basis point decrease in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased in the first six months of 2008 compared to the first six months of 2007 as a result of the purchase of higher-yielding securities during 2008.
The decline in the net interest margin for the first six months of 2008 compared to the first six months of 2007 reflects the effect of the reduction in the Fed Funds rates of 50 basis points, 75 basis points and 25 basis points, respectively, in January, March and April of 2008 and the reversal of prior period accrued interest on nonperforming loans, primarily in construction loans being downgraded during the first six months of 2008.
Provision for Loan Losses. The provision for loan losses for the first six months of 2008 is reflective of loan growth, an increase in residential construction loan losses, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which together resulted in a net increase in the provision as compared with the same period in 2007. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $20.1 million, or 90.1%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The net decrease was primarily the result of a $5.2 million write-down in two non-bank REIT TPS CDOs, a $4.4 million write-down on four FHLMC preferred stock securities and a $5.0 million write-down on the retained residual tranche from UCB’s commercial real estate loan securitization. In addition, a $1.4 million charge was recorded during the first quarter of 2008 for a lower of cost or market adjustment on commercial real estate loans held for sale. Gain on sale of loans decreased to $1.3 million for the six months ended June 30, 2008, from $4.8 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions.
Noninterest Expense. Noninterest expense increased $10.9 million, or 12.6%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. For the six months ended June 30, 2008, personnel and occupancy expenses increased $12.0 million or 20.9% related to the acquisitions of UCB China in December 2007 and The Chinese American Bank in May 2007 as well as the additional cost of supporting the Company’s commercial banking business and the expansion of the Company’s infrastructure. Included in noninterest expense for the six months ended June 30, 2008, was a foreign exchange gain of $5.3 million compared to a $505,000 loss for the same period in 2007. These gains arose primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.
Income Tax Expense. The effective tax rate for the six months ended June 30, 2008, was 11.4%, compared with 35.1% for the six months ended June 30, 2007. The lower effective tax rate was primarily due to a lower estimate of pretax income levels for 2008, as well as an increase in the tax benefit from tax-exempt income and low income housing tax credits during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.

BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at June 30, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Agency preferred stock	$19,062	$—	$(718)	$18,344	$4,232	$(718)	$—	$—	$4,232	$(718)
Collateralized debt obligations	26,117	—	(7,078)	19,039	11,702	(4,316)	5,738	(2,762)	17,440	(7,078)
U.S. Government sponsored enterprises notes	662,831	505	(7,086)	656,250	520,744	(7,086)	—	—	520,744	(7,086)
Municipals	279,028	3	(13,639)	265,392	243,489	(11,300)	19,604	(2,339)	263,093	(13,639)
Other	10,000	—	(2,788)	7,212	—	—	7,212	(2,788)	7,212	(2,788)

Total investment securities available for sale	997,038	508	(31,309)	966,237	780,167	(23,420)	32,554	(7,889)	812,721	(31,309)

Mortgage-backed securities available for sale:
FNMA	439,233	1,474	(7,953)	432,754	263,673	(4,843)	67,785	(3,110)	331,458	(7,953)
GNMA	462,330	11	(12,878)	449,463	431,329	(12,140)	17,663	(738)	448,992	(12,878)
FHLMC	177,698	70	(7,183)	170,585	85,176	(3,069)	79,369	(4,114)	164,545	(7,183)
CMBS	349,575	—	(8,545)	341,030	332,866	(8,545)	—	—	332,866	(8,545)
Other	173,345	2	(7,167)	166,180	120,727	(4,577)	45,340	(2,590)	166,067	(7,167)

Total mortgage-backed securities available for sale	1,602,181	1,557	(43,726)	1,560,012	1,233,771	(33,174)	210,157	(10,552)	1,443,928	(43,726)

Total investment and mortgage-backed securities available for sale	2,599,219	2,065	(75,035)	2,526,249	2,013,938	(56,594)	242,711	(18,441)	2,256,649	(75,035)

Investment securities held to maturity:
Municipal securities	192,400	3,571	(665)	195,306	35,131	(557)	1,630	(108)	36,761	(665)

Mortgage-backed securities held to maturity:
FNMA	3,837	—	(124)	3,713	—	—	3,713	(124)	3,713	(124)
GNMA	50,770	—	(1,420)	49,350	38,860	(902)	10,490	(518)	49,350	(1,420)
FHLMC	415	—	(13)	402	—	—	402	(13)	402	(13)

Total mortgage-backed securities held to maturity	55,022	—	(1,557)	53,465	38,860	(902)	14,605	(655)	53,465	(1,557)

Total investment and mortgage-backed securities held to maturity	247,422	3,571	(2,222)	248,771	73,991	(1,459)	16,235	(763)	90,226	(2,222)

Total securities	$2,846,641	$5,636	$(77,257)	$2,775,020	$2,087,929	$(58,053)	$258,946	$(19,204)	$2,346,875	$(77,257)

The investment portfolio increased by $313.8 million in the six months ended June 30, 2008. This increase is primarily due to purchases of GNMA securities and U.S. Government sponsored enterprises discount notes during the first half of 2008.
As of June 30, 2008, the amortized cost and the market value of the available for sale investment securities portfolio were $2.60 billion and $2.53 billion, respectively. The total net of tax unrealized loss on these securities was $44.3 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized gain of $1.3 million, has not been recognized in the financial statements as of June 30, 2008. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of collateralized debt obligations, mortgage-backed securities and municipal securities. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.
On a quarterly basis, the Company makes an assessment to determine whether there has been any credit or economic events to indicate that a security with an unrealized loss in the Company’s investment portfolio is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, the intent and ability for the Company to hold the security for a period of time sufficient for a recovery in value, recent downgrades in external credit ratings and other current events specific to the issuer or industry.
Monoline insurers provide credit enhancement to capital market transactions. The current economic and credit market environment has severely affected the financial strength of some of these financial guarantors. The Company’s exposure to monoline insurers is limited to municipal bonds that are insured by monolines and the senior CMBS bond from our 2007 commercial real estate loan securitization. At June 30, 2008, municipal bonds insured by monolines had an amortized cost of approximately $394.3 million and the senior CMBS bond had an amortized cost of $328.6 million. There were no losses related to these exposures that needed to be reflected in the results for the three month and six month periods ended June 30, 2008. Furthermore, the monoline insurer for the senior CMBS bond was AAA-rated by Fitch, Moody’s, and Standard & Poor’s as of June 30, 2008.

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

Loans
The components of UCB’s loans held in portfolio for each major loan category at June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$2,574,649	$2,317,501
Secured by real estate — multifamily	1,271,520	1,186,177
Construction	1,890,452	1,666,550
Business	2,336,819	2,076,597

Total commercial	8,073,440	7,246,825

Consumer:
Residential mortgage (one-to-four family)	494,007	518,674
Other	76,414	66,651

Total consumer	570,421	585,325

Loans held in portfolio (1)	8,643,861	7,832,150
Allowance for loan losses	(109,132)	(80,584)

Loans held in portfolio, net	$8,534,729	$7,751,566

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $13.3 million and $17.9 million at June 30, 2008, and December 31, 2007, respectively.
During the six months ended June 30, 2008, loans held in portfolio increased by $811.7 million. This increase resulted primarily from organic growth in commercial loans, which was offset by a transfer of commercial real estate loans of $32.2 million from held in portfolio to held for sale. Commercial loans at June 30, 2008, increased 11.4% from the December 31, 2007, balance. Consumer loans decreased 2.6% at June 30, 2008, from the December 31, 2007, balance.
At June 30, 2008, and December 31, 2007, UCB had cash secured loans of $301.4 million and $284.5 million, respectively, which were primarily commercial business loans.
During the six months ended June 30, 2008, UCB transferred $34.2 million of loans from held in portfolio to held for sale. In addition, during the six months ended June 30, 2008, UCB transferred at market value, from held for sale to held in portfolio, $147.3 million of loans that did not attract a potential buyer or meet our pricing requirements. The loans held for sale for each major loan category at June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Commercial:
Secured by real estate — nonresidential	$1,699	$175,474
Business	—	1,109

Total commercial	1,699	176,583

Consumer:
Residential mortgage (one-to-four family)	—	927

Loans held for sale (1)	1,699	177,510
Valuation allowance	—	(373)

Net loans held for sale	$1,699	$177,137

(1)	Amounts reflect net unamortized deferred loan fees of $6,000 and $322,000 at June 30, 2008, and December 31, 2007, respectively.
Consistent with UCB’s stated long-term objectives, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.
New loan commitments related to loans held for sale and held in portfolio for the three and six months ended June 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$1,136	$7,567	$7,161	$23,898

Consumer:
Residential mortgage (one-to-four family)	—	488	—	1,678

Total loans held for sale commitments (1)	1,136	8,055	7,161	25,576

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	166,223	263,341	410,293	533,459
Secured by real estate — multifamily	145,548	105,608	239,292	223,521
Construction	186,123	395,006	325,114	679,663
Business	259,033	278,884	740,569	567,561

Total commercial loans	756,927	1,042,839	1,715,268	2,004,204

Consumer:
Residential mortgage (one-to-four family)	52,881	46,765	96,564	77,466
Other	15,580	11,519	28,498	18,032

Total consumer loans	68,461	58,284	125,062	95,498

Total loans held in portfolio commitments (1)	825,388	1,101,123	1,840,330	2,099,702

Total loan commitments (1)	$826,524	$1,109,178	$1,847,491	$2,125,278

(1)	Amounts do not reflect commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at June 30, 2008, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total

Commercial:
Secured by real estate — nonresidential	$1,076,795	$440,777	$1,067,675	$2,585,247
Secured by real estate — multifamily	394,113	735,802	138,932	1,268,847
Construction	1,812,914	—	82,359	1,895,273
Business	2,129,162	9,480	198,304	2,336,946

Total commercial	5,412,984	1,186,059	1,487,270	8,086,313

Consumer:
Residential mortgage (one-to-four family)	75,933	223,271	195,162	494,366
Other	73,042	—	3,419	76,461

Total consumer	148,975	223,271	198,581	570,827

Gross loans held in portfolio (1)	$5,561,959	$1,409,330	$1,685,851	$8,657,140

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $13.3 million at June 30, 2008.
Adjustable-rate loans increased $561.6 million from December 31, 2007, to June 30, 2008. Intermediate fixed-rate loans increased $129.0 million from December 31, 2007, to June 30, 2008. Fixed-rate loans increased $116.4 million from December 31, 2007, to June 30, 2008.
Deposits
The balances and rates paid for categories of deposits at June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,425,873	1.31%	$2,417,630	1.91%
Savings accounts	990,792	1.64	986,664	1.94
Time deposits:
Less than $100,000	2,259,488	3.33	1,423,935	4.48
$100,000 or greater	3,018,371	3.16	2,953,011	4.60

Total time deposits	5,277,859	3.23	4,376,946	4.56

Total deposits	$8,694,524	2.51	$7,781,240	3.40%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At June 30, 2008, 60.7% of UCB’s deposits were time deposits, 27.9% were negotiable order of withdrawal (“NOW”) accounts, checking and money market accounts, and 11.4% were savings accounts. By comparison, at December 31, 2007, 56.2% of UCB’s deposits were time deposits, 31.1% were NOW accounts, checking and money market accounts, and 12.7% were savings accounts. With the exception of state and federal government entities contributing 5.8% and 6.8% to total deposits as of June 30, 2008, and December 31, 2007, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.
Included in time deposits at June 30, 2008, are $3.02 billion of deposits of $100,000 or greater, compared to $2.95 billion at December 31, 2007. Such deposits made up 34.7% of total deposits at June 30, 2008, compared to 38.0% at December 31, 2007. Also included in time deposits are $816.1 million and $163.5 million of brokered deposits at June 30, 2008, and December 31, 2007, respectively.
Borrowings
Borrowings as of and for the six months ended June 30, 2008, and the year ended December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007

Securities sold under agreements to repurchase:
Average balance outstanding	$761,223	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	700,000	650,000
Weighted average interest rate during the period	3.85%	4.21%
Weighted average interest rate at end of period	3.86%	4.04%
Weighted average remaining term to maturity at end of period (in years)	8.20	8.63

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$694,525	$299,713
Maximum amount outstanding at any month end period	806,815	637,787
Balance outstanding at end of period	342,088	414,532
Weighted average interest rate during the period	2.51%	5.15%
Weighted average interest rate at end of period	2.24%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.03	0.08

Federal funds purchased:
Balance outstanding at end of period	$40,000	$78,000

Long-term borrowings:
FHLB advances and other long-term borrowing:
Average balance outstanding	$1,425,520	$1,113,881
Maximum amount outstanding at any month end period	1,448,634	1,372,190
Balance outstanding at end of period	1,393,987	1,372,190
Weighted average interest rate during the period	4.43%	4.69%
Weighted average interest rate at end of period	4.24%	4.57%
Weighted average remaining term to maturity at end of period (in years)	5.2	5.2
UCB maintains borrowing lines with certain correspondent banks and brokers and with the FHLB to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.46 billion and $1.57 billion of FHLB advances outstanding at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, UCB had $948.7 million of additional FHLB borrowings available for future borrowing capacity.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006 and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.5 million and $406.6 million of subordinated debentures outstanding at June 30, 2008, and December 31, 2007, respectively.
RISK MANAGEMENT
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

Another aspect of UCB’s credit risk management strategy is to maintain diversification and to reduce geographic concentration in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%

Commercial:
Secured by real estate — nonresidential	$2,574,649	29.79	$2,317,501	29.59
Secured by real estate — multifamily	1,271,520	14.71	1,186,177	15.14
Construction	1,890,452	21.87	1,666,550	21.28
Business	2,336,819	27.03	2,076,597	26.51

Total commercial	8,073,440	93.40	7,246,825	92.52

Consumer:
Residential mortgage (one-to-four family)	494,007	5.72	518,674	6.62
Other	76,414	0.88	66,651	0.86

Total consumer	570,421	6.60	585,325	7.48

Loans held in portfolio (1)	$8,643,861	100.00	$7,832,150	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $13.3 million and $17.9 million at June 30, 2008, and December 31, 2007, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the six months ended June 30, 2008, $50.6 million in commercial real estate loans were sold.
Since the credit market disruption began in the latter half of 2007, during the six months ended June 30, 2008, the Company elected to transfer $32.2 million in commercial real estate loans that were originally intended for sale to loans held in portfolio, based on the view that the underlying credit spreads on these loans represented attractive longer term returns. These loans were transferred at fair value and are no longer being marketed.
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

UCB’s nonperforming assets from loans held in portfolio and OREO as of June 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	June 30,	December 31,
	2008	2007
Commercial loans:
Secured by real estate — nonresidential	$20,130	$18,086
Secured by real estate — multifamily	5,343	4,032
Construction	158,551	15,799
Business	11,609	14,713

Total commercial loans	195,633	52,630

Consumer loans:
Residential mortgage (one-to-four family)	340	349
Other	—	206

Total consumer loans	340	555

Total nonaccrual loans from loans held in portfolio	195,973	53,185
Other real estate owned	4,029	3,844

Total nonperforming assets (1)	$200,002	$57,029

Nonperforming assets to total assets	1.55%	0.48%
Nonaccrual loans to loans held in portfolio	2.27	0.68
Nonperforming assets to loans held in portfolio and other real estate owned	2.31	0.73

Loans held in portfolio	$8,643,861	$7,832,150
Gross interest income recognized on impaired loans	438	139
Gross interest income not recognized on nonaccrual loans	1,486	1,877
Accruing loans contractually past due 90 days or more	90,951	33,381
Loans classified as troubled debt restructurings and not included above	8,401	8,446

(1)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.
The level of UCB’s nonperforming assets increased as of June 30, 2008, compared to December 31, 2007. The increase was a result primarily of a downgrade in construction loans following the extensive review of UCB’s residential construction loan portfolio in distressed areas located in California and Nevada during the first quarter of 2008.
Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan. Accruing loans contractually past due 90 days or more are loans that are in default for a period of 90 days or more but are both well secured and in the process of collection.
At June 30, 2008, and December 31, 2007, UCB’s total loan balance outstanding in loans that were considered to be impaired was $325.6 million and $83.2 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At June 30, 2008, the allowance for loan losses included $27.1 million for impaired loans with a $122.5 million recorded investment. At December 31, 2007, the allowance included $7.9 million for impaired loans with a recorded total in loan balance outstandings of $32.4 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Additional downgrades in classification and impairments might require additional specific valuation allowances in excess of those recognized as of June 30, 2008. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future, which could in turn have an adverse impact on our financial position and results of operations.

Allowances for Credit Losses
Allowance for Loan Losses. The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three and six months ended June 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period:
Allowance for loan losses	$102,839	$62,804	$80,584	$62,015
Allowance for losses — unfunded commitments	5,263	5,336	4,793	6,833

Total allowance for losses at beginning of period	108,102	68,140	85,377	68,848
Acquired allowance for loan losses	—	3,825	—	3,825

Provision for loan losses	32,562	2,098	67,631	3,146

Charge-offs:
Commercial:
Secured by real estate — nonresidential	—	(16)	(683)	(16)
Secured by real estate — multifamily	(1,931)	—	(2,121)	—
Construction	(21,049)	—	(29,635)	—
Business	(3,343)	(1,577)	(5,959)	(3,349)

Total commercial	(26,323)	(1,593)	(38,398)	(3,365)

Consumer:
Other	—	(9)	(280)	(9)

Total charge-offs	(26,323)	(1,602)	(38,678)	(3,374)

Recoveries:
Commercial:
Secured by real estate — nonresidential	7	10	12	12
Construction	1	—	1	—
Business	87	235	92	247

Total commercial	95	245	105	259

Consumer:
Other	33	1	34	3

Total recoveries	128	246	139	262

Net charge-offs	(26,195)	(1,356)	(38,539)	(3,112)

Total allowance for losses at end of period	114,469	72,707	114,469	72,707

Allowance for loan losses	109,132	67,739	109,132	67,739
Allowance for losses — unfunded commitments	5,337	4,968	5,337	4,968

Total allowance for losses at end of period	$114,469	$72,707	$114,469	$72,707

Allowance for loan losses to loans held in portfolio	1.26%	0.91%	1.26%	0.91%
Net charge-offs to average loans held in portfolio(1)	1.24	0.08	0.94	0.09

(1)	Calculated on an annualized basis.
The allowance for loan losses increased $28.5 million from $80.6 million at December 31, 2007, to $109.1 million at June 30, 2008. The increase is due primarily to a $67.6 million provision for loan losses recorded in the six months ended June 30, 2008, of which $35.0 million was recorded during the first quarter of 2008 and $32.6 million during the second quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter. Also, provision for loan losses during the second quarter was necessitated by the high level of charge-offs to resolve problem loans. The increase in the loan loss provision for the six months ended June 30, 2008, was partially offset by net charge-offs of $38.5 million, of which $26.2 million of the net charge-offs occurred during the second quarter of 2008.
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
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve increased $544,000 from December 31, 2007, due to increased levels of unfunded commitments and growth in the trade finance business. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets. Commitments to extend credit at June 30, 2008, and December 31, 2007, were $2.66 billion and $2.69 billion, respectively.
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
UCB may use certain derivative financial instruments for hedging purposes, such as interest rate swaps, caps and floors as part of our hedging program, to help mitigate our interest rate risk. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount that is presented on our balance sheet. The Company does not apply hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to any of these economic hedges.
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at June 30, 2008, has not changed substantially from December 31, 2007. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for the percentage change and UCB’s NPV and net interest income table.
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
Liquidity Risk
Liquidity Management. Liquidity is managed centrally for both UCBH and UCB. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income, debt and preferred stock issuances. UCB’s cash requirements consist primarily of funding loans and deposit maintenance such as interest payments and deposit withdrawals. UCB’s primary source of funding is its core deposits.

Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.
For the six months ended June 30, 2008, UCBH received $8.5 million in dividends from UCB. At June 30, 2008, $277.1 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the six months ended June 30, 2008, deposit increases resulted in net cash inflows of $896.3 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.46 billion and $1.57 billion of FHLB advances outstanding at June 30, 2008, and December 31, 2007, respectively. At June 30, 2008, UCB had $948.7 million of additional FHLB borrowings available for future borrowing capacity. At June 30, 2008, UCB had $700.0 million of securities sold under agreements to repurchase.
At June 30, 2008, the Company had $185.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.28 billion in long-term advances mature between July 29, 2008, and November 30, 2020. As of June 30, 2008, $831.0 million of these advances may be terminated at the option of the FHLB. For the six months ended June 30, 2008, the activity in short-term FHLB borrowings resulted in a net cash outflow of $51.0 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the six months ended June 30, 2008, loan sales provided $78.0 million in cash inflows.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the six months ended June 30, 2008, investment securities activities resulted in an increase in investment securities holdings and a net cash outflow of $265.6 million.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the six months ended June 30, 2008, loan growth resulted in a net cash outflow of $1.84 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.

One ratio that can be used to monitor the stability of our funding composition is the “loan to deposit ratio.” This ratio reflects the percent of loans that are funded by our interest and noninterest bearing deposits, which we consider to be relatively stable funding sources. A ratio below 100% indicates that our loan portfolio is completely funded by such deposits. The ratio was 99% and 102% for June 30, 2008, and December 31, 2007, respectively.
Some of the Company’s external sources of funding monitor the Company’s credit ratings, although there are no ratings triggers in any of our debt covenants. Factors that are significant to the determination of the Company’s credit ratings or that otherwise affect its ability to raise short-term and long-term financing include the Company’s level and volatility of earnings, franchise strength and diversification, risk management, management quality, liquidity, funding capacity, capital adequacy, and operating environment. A deterioration in any of the previously mentioned factors or combination of such factors may lead rating agencies to downgrade the credit ratings of the Company, thereby increasing the cost to the Company in obtaining funding.
On June 11, 2008, Moody’s Investors Service (“Moody’s”) affirmed the ratings of United Commercial Bank but placed the ratings on negative outlook.
As of June 30, 2008, the Company’s senior unsecured credit ratings were as follows:

Name of Rating
Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Stable(1)

(1)	Fitch affirmed the ratings and changed the outlook to negative on July 31, 2008.
As of June 30, 2008, United Commercial Bank’s senior unsecured credit ratings were as follows:

Name of Rating
Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Stable(1)
Moody’s	P-2	Baa2	Negative

(1)	Fitch affirmed the ratings and changed the outlook to negative on July 31, 2008.
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of June 30, 2008, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized.”
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
Total stockholders’ equity at June 30, 2008, was $1.17 billion, an increase of 20.9% over the $967.1 million at December 31, 2007. The increase reflects the retention of earnings, the issuances of new shares of stock in connection with the completion of the first phase under the Investment Agreement with China Minsheng Banking Corp., Ltd. on March 5, 2008, and the issuance on June 11, 2008, of 135,000 shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at June 30, 2008, and December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007

United Commercial Bank:
Tier 1 leverage	7.77%	7.42%
Tier 1 risk-based capital	9.69	8.55
Total risk-based capital	12.10	10.80

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.33%	7.39%
Tier 1 risk-based capital	10.40	8.51
Total risk-based capital	12.81	10.76
The increase in the risk-based capital ratios as of June 30, 2008, compared to December 31, 2007, relates primarily to the infusion of $95.7 million of new capital from China Minsheng Banking Corp., Ltd. in March, 2008, and the infusion of $130.3 million from the sale of shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock in June, 2008. For more information regarding the issuance of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock see Note 12 of the Notes to Consolidated Financial Statements.
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
UCB’s wholly owned subsidiaries, UCB China and UCB Investment Services, are both subject to regulatory capital requirements. As of June 30, 2008, and December 31, 2007, both subsidiaries met or exceeded such requirements.
UCBH has continuously paid quarterly dividends on its common stock since 2000. UCBH paid out dividends of $0.08 per share for a total payment of $7.5 million for the six months ended June 30, 2008. The payment of dividends during 2008 had the effect of reducing the Company’s Tier 1 leverage ratio by 6 basis points and the total risk-based capital ratio by 7 basis points.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
At the end of the period covered by this report, UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries are collectively referred to as the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including UCBH’s Chief Executive Officer and the Acting Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, UCBH’s Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
During the quarter ended June 30, 2008, the Company implemented a new general ledger system. This implementation was part of our routine and ongoing process of modifying, upgrading and enhancing our financial systems [and was not in response to any internal control deficiency]. The Company reviewed the internal controls affected by the new general ledger system, modified internal controls that were impacted by the new system, and has [successfully] tested those internal control changes. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
As of June 30, 2008, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial condition and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at UCBH Holdings, Inc.’s (“UCBH”) annual stockholders’ meeting held on May 22, 2008:

		Votes	Votes	Votes	Brokers
	Description of Proposal	For	Against	Abstained	Non-Votes
1.	Election of Directors:
	Li-Lin Ko	92,264,960	772,762	43,840	—
	Richard Li-Chung Wang	92,252,297	778,474	50,791	—
	Dennis Wu	92,055,453	944,567	81,542	—

2.	Proposal to amend the Company’s Certificate of Incorporation to declassify the Board	85,188,775	6,922,236	970,551	—

3.	Proposal to ratify the appointment of the independent registered public accounting firm for the fiscal year ending December 31, 2008	92,818,489	215,609	47,464	—
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	4.8	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as trustee, dated June 21, 2007	10-Q	000-24947	4.13	August 9, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.14	Amendment No. 1 to Rights Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and Mellon Investor Services LLC	8-K	000-24947	4.1	March 6, 2008

4.15	Certificate of Designations of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock	8-K	000-24947	3.1	June 11, 2008

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.1	May 1, 2008

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui and certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	May 2, 2007

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	August 15, 2007

10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.2	August 15, 2007

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.3	August 15, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

10.13	Investment Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.1	March 6, 2008

10.14	Investor’s Rights and Standstill Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.2	March 6, 2008

10.15	Voting Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.3	March 6, 2008

10.16	Purchase Agreement, dated June 5, 2008, between UCBH Holdings, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the underwriters listed on Schedule A thereto, relating to the purchase of UCBH Holdings, Inc.’s Series B Preferred Stock	8-K	000-24947	1.1	June 11, 2008

10.17	Correspondence on Departure of Director	8-K	000-24947	17.1	July 29, 2008

14.1	Code of Conduct, as amended on August 14, 2004	8-K	000-24947	14.1	September 1, 2004

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Craig S. On					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Craig S. On					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: August 11, 2008	/s/ Thomas S. Wu

Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	/s/ Craig S. On

Craig S. On
Senior Vice President and Acting Chief Financial
Officer (Principal Financial and Accounting Officer)