Form 10-Q
period 2008-09-30
UCBH HOLDINGS INC
filed 2008-11-10
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the Registrant had 111,092,733 shares of common stock, par value $0.01 per share, and 132,335 shares of series B preferred stock, par value $0.01 per share, outstanding.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Noninterest bearing cash	$133,644	$117,141
Interest bearing cash	133,942	202,258
Federal funds sold	130,500	26,028

Cash and cash equivalents	398,086	345,427

Securities purchased under agreements to resell	150,000	150,000
Investment and mortgage-backed securities available for sale, at fair value	2,495,980	2,188,355
Investment and mortgage-backed securities held to maturity, at cost (fair value of $231,843 and $276,286 at September 30, 2008, and December 31, 2007, respectively)	238,694	271,485
Federal Home Loan Bank stock, Federal Reserve Bank stock and other equity investments	148,070	138,877
Loans held for sale, net of valuation allowance	654	177,137

Loans held in portfolio	8,863,367	7,832,150
Allowance for loan losses	(120,278)	(80,584)

Loans held in portfolio, net	8,743,089	7,751,566

Accrued interest receivable	68,427	61,111
Premises and equipment, net	145,521	144,630
Goodwill	432,040	436,606
Core deposit intangibles, net	18,663	22,526
Mortgage servicing rights, net	11,677	12,783
Other assets	193,354	103,063

Total assets	$13,044,255	$11,803,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$835,470	$860,338
Interest bearing deposits	7,694,700	6,920,902

Total deposits	8,530,170	7,781,240

Securities sold under agreements to repurchase	700,000	650,000
Short-term borrowings and federal funds purchased	550,398	492,532
Subordinated debentures	406,459	406,615
Accrued interest payable	31,561	28,169
Long-term borrowings	1,547,668	1,372,190
Other liabilities	130,276	105,717

Total liabilities	11,896,532	10,836,463

Commitments and contingencies (Note 18)

Preferred stock, $0.01 par value, 10,000,000 shares authorized, 132,335 shares issued and outstanding at September 30, 2008	1	—
Common stock, $0.01 par value, 180,000,000 shares authorized at September 30, 2008, and December 31, 2007; 111,092,733 and 104,397,988 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	1,105	1,044
Additional paid-in capital	658,783	427,474
Retained earnings	547,724	554,568
Accumulated other comprehensive loss	(59,890)	(15,983)

Total stockholders’ equity	1,147,723	967,103

Total liabilities and stockholders’ equity	$13,044,255	$11,803,566

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income:
Loans	$136,241	$151,580	$412,346	$426,495
Investment and mortgage-backed securities:
Taxable	29,783	20,460	90,391	64,631
Nontaxable	5,276	3,611	17,298	10,212
FHLB Stock	1,250	917	4,077	2,714
Federal funds sold and deposits with banks	2,013	2,842	7,666	8,526
Securities purchased under agreements to resell	999	3,341	4,964	7,834

Total interest and dividend income	175,562	182,751	536,742	520,412

Interest expense:
Deposits	54,959	72,195	174,170	206,702
Securities sold under agreements to repurchase	5,902	3,631	18,559	10,312
Short-term borrowings and federal funds purchased	5,362	3,324	16,240	12,993
Subordinated debentures	5,860	6,138	18,489	15,942
Long-term borrowings	13,937	13,539	45,500	37,973

Total interest expense	86,020	98,827	272,958	283,922

Net interest income	89,542	83,924	263,784	236,490
Provision for loan losses	43,221	3,010	110,853	6,156

Net interest income after provision for loan losses	46,321	80,914	152,931	230,334

Noninterest income:
Commercial banking fees	5,404	5,188	15,479	15,140
Service charges on deposits	2,203	1,815	6,449	5,061
Gain (loss) on sale of securities, net	4,828	702	7,448	3,780
Gain on sale of SBA loans, net	44	855	583	2,265
Gain on sale of multifamily and commercial real estate loans, net	484	1,532	1,234	4,954
Lower of cost or market adjustment on loans held for sale	—	(139)	(1,428)	(101)
Impairment on available for sale securities	(17,811)	—	(32,478)	—
Equity loss in other equity investments	(1,122)	(900)	(3,487)	(2,164)
Other fees	2,200	1,769	4,655	4,257

Total noninterest income (loss)	(3,770)	10,822	(1,545)	33,192

Noninterest expense:
Personnel	29,164	24,405	86,862	71,943
Occupancy	6,030	5,510	17,937	15,535
Data processing	2,939	2,009	7,818	6,647
Furniture and equipment	2,295	2,139	6,427	6,530
Professional fees and contracted services	2,729	1,944	6,574	5,615
Deposit insurance	1,250	560	3,616	1,154
Communication	875	796	2,751	2,298
Core deposit intangible amortization	1,382	918	3,862	3,321
Foreign currency translation (gain) loss	(771)	(73)	(6,075)	432
Other general and administrative	6,104	5,370	19,862	16,817

Total noninterest expense	51,997	43,578	149,634	130,292

Income (loss) before income tax expense (benefit)	(9,446)	48,158	1,752	133,234
Income tax expense (benefit)	(8,953)	17,337	(7,678)	47,168

Net income (loss)	$(493)	$30,821	$9,430	$86,066
Dividends on preferred stock	(2,995)	—	(2,995)	—

Net income (loss) available to common stockholders	$(3,488)	$30,821	$6,435	$86,066

Earnings per share:
Basic	$(0.03)	$0.30	$0.06	$0.85
Diluted	$(0.03)	$0.29	$0.06	$0.82
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

						Accumulated
						Other	Total
	Preferred	Common Stock		Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Stock	Shares	Amount	Paid-In Capital	Earnings	Loss (1)	Equity	Income
Balance at December 31, 2006	$—	99,448,181	$994	$341,616	$464,616	$(21,155)	$786,071

Net income	—	—	—	—	86,066	—	86,066	$86,066
Other comprehensive income, net of tax liability of $1,304	—	—	—	—	—	1,986	1,986	1,986

Comprehensive income	—	—	—	—	—	—	—	$88,052

Stock options exercised, including related tax benefit	—	761,101	8	8,075	—	—	8,083
Stock compensation charge	—	—	—	2,550	—	—	2,550
Cash dividend of $0.09 per share	—	—	—	—	(9,224)	—	(9,224)
Shares issued in connection with acquisition of CAB Holding, LLC	—	3,711,580	37	66,109	—	—	66,146

Balance at September 30, 2007	$—	103,920,862	$1,039	$418,350	$541,458	$(19,169)	$941,678

Balance at December 31, 2007	$—	104,397,988	$1,044	$427,474	$554,568	$(15,983)	$967,103

Net income	—	—	—	—	9,430	—	9,430	$9,430
Other comprehensive loss, net of tax benefit of $27,038	—	—	—	—	—	(43,907)	(43,907)	(43,907)

Comprehensive loss	—	—	—	—	—	—	—	$(34,477)

Stock options exercised, including related tax benefit	—	684,246	7	3,000	—	—	3,007
Stock compensation charge	—	—	—	4,746	—	—	4,746
Stock issue to China Minsheng Banking Corp., Ltd.	—	5,381,220	54	93,285	—	—	93,339
Issuance of preferred stock	1	—	—	130,278	—	—	130,279
Conversion of preferred stock to common stock	—	629,279	—	—	—	—	—
Cash dividend of $0.12 per share of common stock	—	—	—	—	(13,279)	—	(13,279)
Cash dividend of $22.19 per share of preferred stock	—	—	—	—	(2,995)	—	(2,995)

Balance at September 30, 2008	$1	111,092,733	$1,105	$658,783	$547,724	$(59,890)	$1,147,723

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.
See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$9,430	$86,066
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	110,853	6,156
Amortization of net deferred loan fees	(10,453)	(9,293)
Amortization of net securities premiums and discounts	1,093	1,613
Federal Home Loan Bank stock dividend	(3,912)	(2,445)
Amortization of intangibles	6,401	6,155
Depreciation and amortization of premises and equipment	8,285	8,032
Gain on sale of loans, securities, and other assets, net	(8,327)	(8,777)
Impairment on available for sale securities	32,478	—
Lower of cost or market adjustment on loans held for sale	1,428	101
Equity loss in other equity investments	3,487	2,130
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	3,608	2,549
Excess tax benefit from stock option exercises	(1,585)	(1,233)
Other, net	9,883	11
Changes in operating assets and liabilities:
Decrease in loans originated as held for sale	25,190	14,469
Increase in accrued interest receivable	(7,316)	(8,023)
(Increase) decrease in other assets	(42,204)	11,438
Increase in accrued interest payable	3,392	3,810
Increase (decrease) in other liabilities	29,326	(31,301)

Net cash provided by operating activities	171,057	81,458

Cash flows from investing activities:
Net cash acquired from purchase of CAB Holding, LLC	—	33,647
Payment for purchase of Summit Bank Corporation, net of cash acquired	—	(734)
Purchase of securities purchased under agreements to resell	—	(200,000)
Proceeds from maturity of securities purchased under agreements to resell	—	175,000
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	143,281	1,431,700
Purchases	(1,401,712)	(1,537,665)
Sales	1,046,246	639,321
Called	3,500	92,943
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	5,484	7,293
Purchases	—	—
Called	27,545	8,895
Proceeds from redemption of Federal Home Loan Bank stock	18,733	10,483
Purchase of Federal Home Loan Bank stock	(21,716)	(11,730)
Proceeds from redemption of Federal Reserve Bank stock	—	1,267
Proceeds from sale of other equity investments	187	—
Funding of other equity investments	(10,768)	(7,679)
Proceeds from the sale of loans originated in held in portfolio	86,156	311,145
Proceeds from the sale of real estate owned	4,967	238
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,255,268)	(1,251,256)
Purchases of premises and other equipment	(9,665)	(6,881)
Other investing activities, net	(400)	1,076

Net cash used in investing activities	(1,363,430)	(302,937)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(449,010)	152,895
Net increase in time deposits	1,180,928	112,066
Net decrease in short-term borrowings	(70,369)	(477,301)
Proceeds from securities sold under agreements to repurchase	455,000	349,267
Payments of securities sold under agreements to repurchase	(405,000)	(250,867)
Proceeds from issuance of subordinated debentures	—	166,238
Proceeds from long-term borrowings	582,133	386,712
Principal payments of long-term borrowings	(260,312)	(159,262)
Proceeds from issuance of preferred stock	130,278	—
Proceeds from stock option exercises	1,423	6,851
Excess tax benefit from stock option exercises	1,585	1,233
Proceeds from stock issued to China Minsheng Banking Corp., Ltd.	93,339	—
Payment of cash dividend on preferred stock	(2,995)	—
Payment of cash dividend on common stock	(11,968)	(9,091)

Net cash provided by financing activities	1,245,032	278,741

Net increase (decrease) in cash and cash equivalents	52,659	57,262
Cash and cash equivalents at beginning of period	345,427	354,419

Cash and cash equivalents at end of period	$398,086	$411,681

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2007, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Results as of and for the three and nine month periods ended September 30, 2008, are not necessarily indicative of results that may be expected for any other interim period or the year as a whole.

The results of operations for the three and nine month periods ended September 30, 2008, include the results of operations of United Commercial Bank (China) Limited (“UCB China”) (formerly known as Business Development Bank Ltd.), which was acquired on December 11, 2007, and The Chinese American Bank (“CAB”), which was acquired on May 23, 2007.

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

Where available, fair value is based on or derived from observable market prices or parameters. Where observable prices or parameters are not available, valuations from outsourced service providers are generally obtained to assist the Company. The valuations performed by the service providers to assist the Company involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the tranches on our collateralized mortgage-backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage-related asset-backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations that are obtained from third parties require significant estimation and judgment and are therefore subject to significant subjectivity. Additionally, for these investments in which direct observable prices or inputs are used in the valuation process but in cases where the observable prices or inputs are either not current or are based on transactions in inactive or illiquid market conditions, such observable prices or inputs might not be relevant and could require significant adjustment. In these cases, the Company may use an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, in order to determine fair value of a particular investment security. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
lack of clear and observable prices or parameters, such as those experienced during the second half of 2007 and the first nine months of 2008. If such conditions exist for the remainder of 2008, management of the Company would expect continued reliance on these judgments.

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

Effective October 10, 2008, the Company implemented FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (see Note 2).

For more information regarding the fair value of the Company’s financial instruments see Note 21 — Fair Values of Financial Assets and Liabilities.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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

Reclassifications

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the September 30, 2008, presentation.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and applies to prior periods for which financial statements have not been issued. Therefore the Company is subject to the provisions of the FSP effective September 30, 2008. Revisions resulting from a change in the valuation technique or application shall be accounted for a change in accounting estimate. The adoption of the FSP did not have a material impact on the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB No. 133 (“SFAS 161”), was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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

On March 5, 2008, UCBH and Minsheng completed the initial closing under the Investment Agreement (the “Initial Closing”) and entered into a Voting Agreement (the “Voting Agreement”). UCBH sold approximately 5.4 million newly issued shares of UCBH common stock, or 4.9% of the total outstanding shares (calculated on a post-closing basis), at $17.79 per share, in exchange for $95.7 million in cash proceeds, $93.3 million after the payment of $2.4 million in closing costs. Under the Voting Agreement, Minsheng agrees to vote the shares of UCBH it owns (the “Shares”) in favor of persons nominated and recommended by the Board of Directors of UCBH (the “Board”) as directors of the Board and against any person nominated for election as a director by any other person, except for persons designated by Minsheng for nomination to the Board pursuant to an Investor’s Rights and Standstill Agreement between UCBH and Minsheng (the “Investor’s Rights Agreement”). The Investor’s Rights Agreement provides that following the Initial Closing, Minsheng may recommend one person to be appointed to the Board in a newly created Board seat.

On September 24, 2008, the Board of Directors of UCBH and of UCB each appointed Mr. Qingyuan Wan as a new member of the Board of Directors of UCBH and UCB, respectively, effective as of September 25, 2008. Mr. Wan has been designated as a member of the Investment Committee and the Nominating Committee of each of the Boards of UCBH and UCB. Mr. Wan was granted 24,000 stock options as an Outside Director pursuant to UCBH’s Amended and Restated 2006 Equity Incentive Plan. Mr. Wan’s acceptance of the grant is subject to his review of applicable Chinese legal requirements.

If Minsheng’s ownership of UCBH common stock is increased to 20.0% (calculated on a post-closing basis) by mutual agreement subject to regulatory approval, Minsheng will have the right to recommend a second person to be appointed in another newly created Board seat. Under the Voting Agreement, Minsheng also agrees to vote the Shares as directed by the Board except under certain circumstances enumerated in the Voting Agreement.

The Voting Agreement will terminate on the earliest of (i) the date when Minsheng no longer owns any Shares, (ii) the October 7, 2010, expiration of the standstill period as set forth in the Investor’s Rights Agreement or (iii) the termination of the Investment Agreement by Minsheng as a result of a material breach of the Investment Agreement by UCBH.

Minsheng currently owns approximately 4.9% of UCBH’s outstanding common stock as a result of the initial closing under the Investment Agreement, completed on March 5, 2008. The Investment Agreement provides for the closing of a second phase of investment which will result in Minsheng owning an aggregate of 9.9% of UCBH’s outstanding common stock. Pursuant to the Investment Agreement, the purchase price for the shares issued by UCBH in the second phase (the “Second Phase Shares”) would be the average closing price of UCBH common stock as quoted on the NASDAQ Global Select Market for the 90 trading days preceding the fifth business day prior to the second closing (the “Second Phase Baseline Date”), plus a 5% premium.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
In order to complete the second closing, Minsheng must obtain foreign exchange remittance approval from China’s State Administration of Foreign Exchange (“SAFE”). SAFE requires that Minsheng’s foreign exchange approval application fix the total purchase price for the Second Phase Shares. On September 22, 2008, US Pacific Time, UCBH and Minsheng entered into an amendment (the “Amendment”) to the Investment Agreement, in order to accommodate the SAFE application requirement, which sets August 30, 2008, as the Second Phase Baseline Date. UCBH will therefore issue Second Phase Shares to Minsheng at a price based on the 90 day average closing price as of August 30, 2008, plus a 5% premium as provided in the Investment Agreement. Based on recent average closing prices of UCBH common stock, UCBH management expects that the ultimate price per share of the Second Phase Shares will not be materially different from the price that would have been calculated had the Second Phase Baseline Date not been amended to be fixed as August 30, 2008. UCBH expects that the second closing will be completed in the fourth quarter of 2008, through the issuance of new shares of UCBH common stock to Minsheng.

By June 30, 2009, conditioned upon mutual agreement and regulatory approvals, Minsheng may increase its share ownership to 20.0% (calculated on a post-closing basis) through, at the discretion of UCBH, a combination of the purchase of secondary shares and/or the issuance of primary shares.

4.	Cash and Due from Banks

UCB is required to maintain cash reserves in a noninterest-bearing account at the Federal Reserve Bank (“FRB”) of San Francisco. Through the FRB, the cash in this account in excess of UCB’s average reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these sales at the prevailing federal funds rate. At September 30, 2008, and December 31, 2007, the reserve requirement was $2.0 million and $6.9 million, respectively.

5.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the nine months ended September 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Average balance outstanding	$150,000	$158,863
Maximum amount outstanding at any month end period	150,000	200,000
Balance outstanding at end of period	150,000	150,000
Weighted average interest rate during the period	4.41%	6.70%
Weighted average interest rate at end of period	5.31%	6.21%
Weighted average remaining term to maturity at end of period (in years)	8.46	9.17

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
6. Investment and Mortgage-Backed Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at September 30, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Agency preferred stock	$1,251	$—	$—	$1,251	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	26,069	3,710	(5,948)	23,831	7,975	(1,476)	8,963	(4,472)	16,938	(5,948)
U.S. Government sponsored enterprises notes	677,797	28	(18,589)	659,236	649,208	(18,589)	—	—	649,208	(18,589)
Municipals	278,587	24	(36,140)	242,471	218,610	(31,777)	20,977	(4,363)	239,587	(36,140)
Other	10,000	—	(1,703)	8,297	—	—	8,297	(1,703)	8,297	(1,703)

Total investment securities available for sale	993,704	3,762	(62,380)	935,086	875,793	(51,842)	38,237	(10,538)	914,030	(62,380)

Mortgage-backed securities available for sale:
FNMA	485,919	1,340	(6,247)	481,012	325,602	(4,363)	66,224	(1,884)	391,826	(6,247)
GNMA	440,458	24	(8,177)	432,305	378,077	(7,626)	16,917	(551)	394,994	(8,177)
FHLMC	167,243	—	(6,763)	160,480	82,520	(3,305)	77,957	(3,458)	160,477	(6,763)
CMBS	340,173	—	(12,077)	328,096	328,096	(12,077)	—	—	328,096	(12,077)
Other	166,765	102	(7,866)	159,001	106,328	(4,020)	42,470	(3,846)	148,798	(7,866)

Total mortgage-backed securities available for sale	1,600,558	1,466	(41,130)	1,560,894	1,220,623	(31,391)	203,568	(9,739)	1,424,191	(41,130)

Total investment and mortgage-backed securities available for sale	2,594,262	5,228	(103,510)	2,495,980	2,096,416	(83,233)	241,805	(20,277)	2,338,221	(103,510)

Investment securities held to maturity:
Municipal securities	185,399	1,500	(7,256)	179,643	113,592	(7,034)	1,513	(222)	115,105	(7,256)

Mortgage-backed securities held to maturity:
FNMA	3,790	—	(92)	3,698	—	—	3,698	(92)	3,698	(92)
GNMA	49,183	—	(995)	48,188	37,959	(598)	10,229	(397)	48,188	(995)
FHLMC	322	—	(8)	314	—	—	314	(8)	314	(8)

Total mortgage-backed securities held to maturity	53,295	—	(1,095)	52,200	37,959	(598)	14,241	(497)	52,200	(1,095)

Total investment and mortgage-backed securities held to maturity	238,694	1,500	(8,351)	231,843	151,551	(7,632)	15,754	(719)	167,305	(8,351)

Total securities	$2,832,956	$6,728	$(111,861)	$2,727,823	$2,247,967	$(90,865)	$257,559	$(20,996)	$2,505,526	$(111,861)

As of September 30, 2008, the net unrealized loss on securities was $105.1 million. The net unrealized loss on securities that are available for sale was $98.3 million. Net of a tax benefit of $38.4 million, the unrealized $59.9 million loss is included in other comprehensive loss as a reduction to stockholders’ equity. The $6.9 million net unrealized loss between the carrying value and market value of securities that are held to maturity has not been recognized in the Consolidated Balance Sheets. As more fully described in Note 7, from time to time the Company may securitize commercial real estate loans (“CMBS”), as well as multifamily and single family loans through the Federal National Mortgage Association (“FNMA”), to manage concentration risk and liquidity and retain such investments.

Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of collateralized debt obligations, mortgage-backed securities and municipal securities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
Mortgage-backed securities consist primarily of securities guaranteed by FNMA, the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted primarily from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities predominantly have ratings of AAA, AA, or A. These securities either have bond insurance or guarantees that originally supported investment grade ratings of AAA or AA. With the recent Nationally Recognized Statistical Rating Organization (“NRSRO”) downgrades of monoline insurers, we have seen the ratings of our municipal bonds decline, but in no case are the bonds rated below BBB. Nevertheless, in management’s opinion there have not been any material deteriorations of the underlying municipal credit quality that would contribute to other than temporary impairment. The unrealized losses on our municipal securities resulted primarily from the lack of market liquidity in the third quarter, rising interest rates subsequent to purchase and to a lesser extent the uncertainty surrounding the monoline insurers. We expect that the unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale, with an amortized cost of $166.8 million and a market value of $159.0 million, are comprised of private-label residential mortgage-backed securities, collateralized debt obligations backed by trust preferred securities (“TPS”), and interest-only strips from Small Business Administration (“SBA”) loans.

Included in CMBS available for sale is the entire interest retained by UCB for the UCB securitization of commercial real estate loans (“CRE”) during the fourth quarter of 2007. The amortized cost basis and carrying value of the retained interest was $340.2 million and $328.1 million, respectively, at September 30, 2008. The carrying value at September 30, 2008, reflects a $5.0 million impairment recorded in the second quarter of 2008 on the retained residual tranche of this securitization. The write-down was primarily due the severity of depreciation during the second quarter of 2008 and the unlikelihood of a near term recovery in fair value.

Collateralized debt obligations (“CDO”) with an amortized cost basis of $26.1 million and carrying value of $23.8 million at September 30, 2008, include securities backed by Real Estate Investment Trust (“REIT”) TPS and bank TPS which are included in our available-for-sale securities. The unrealized losses on these securities have occurred as a result of rising defaults and delinquencies in the subprime residential mortgage markets, coupled with rating agency downgrades of a large number of subprime residential mortgage-backed securities, which in turn led to continued credit spread widening and ultimately resulted in declines in the valuations of these types of securities and certain indices that serve as a reference point for determining the fair value of such securities. The carrying value at September 30, 2008, reflects the cumulative $5.2 million other than temporary impairment charges that we recognized on two CDOs and which have been reflected in our results of operations for the nine months ended September 30, 2008.

FNMA and FHLMC preferred stock are U.S. government-sponsored enterprises (“GSE”) investment securities with an amortized cost-basis and carrying value of $1.3 million at September 30, 2008. At the end of the second quarter, the Company recognized a $4.4 million other than temporary impairment charge on four of the GSE investment securities. The write-down in the second quarter 2008 was due to the severity and duration of the decline in the carrying values of the GSE investment securities and the lack of positive near term prospects. At the end of the third quarter, an additional $17.8 million of other than temporary impairment charge was recorded on the GSE investment securities resulting from the conservatorship of both FNMA and FHLMC and the related elimination of the payment of future dividends on these GSE investment securities.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
UCB expects to hold its available-for-sale debt securities until recovery of the carrying value, which could be maturity. UCB has concluded that the decline in value on these available-for-sale securities is temporary, as the decline in value has been driven predominantly by current market conditions, the widening of credit spreads and decreased liquidity.

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

CDOs with an amortized cost basis of $31.4 million and carrying value of $28.7 million at December 31, 2007, include securities backed by REIT TPS and bank TPS and which are included in our available-for-sale securities. The carrying value at December 31, 2007, reflects the $11.6 million other than temporary impairment charge that we recognized on two CDOs and which has been reflected in our 2007 results of operations.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
7.	Securitization Activities

The Company engages in securitization activities related to commercial real estate and multi-family mortgage loans and consumer residential mortgage loans to manage concentration risk and liquidity. The lack of market liquidity experienced during the first nine months of 2008 has limited the Company’s securitization activities. Special purpose entities (“SPE”) are typically used to facilitate the commercial real estate securitization transactions. The Company typically retains interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s Consolidated Balance Sheets in available-for-sale investment securities and are reflected at fair value. Any resulting changes in fair value are reflected in other comprehensive income, unless the change in fair value is considered other than temporary.

The entire interest retained by UCB for the UCB securitization of CRE during the fourth quarter of 2007 is included in other mortgage-backed securities available for sale. The amortized cost basis and carrying value of the retained interest was $340.2 million and $328.1 million, respectively, at September 30, 2008.

During the nine months ended September 30, 2008, UCB securitized $201.1 million of multifamily and residential mortgage loans with servicing rights retained through FNMA. No loans were securitized during the nine months ended September 30, 2007.

8.	Loans Held for Sale

The components of loans held for sale as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$654	$175,474
Business	—	1,109

Total commercial loans	654	176,583

Consumer:
Residential mortgage (one-to-four family)	—	927

Loans held for sale (1)	654	177,510
Valuation allowance	—	(373)

Net loans held for sale	$654	$177,137

(1)	Amounts reflect net unamortized deferred loan fees of $(3,000) and $322,000 at September 30, 2008, and December 31, 2007, respectively.
During the nine months ended September 30, 2008, $156.2 million of loans designated as Held for Sale were transferred to Loans Held in Portfolio. The transfer was made due to the absence of buyers in the current challenging financial markets environment. The loans were transferred to Loans Held in Portfolio at the lower-of-cost or market.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
9.	Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$2,638,119	$2,317,501
Secured by real estate — multifamily	1,189,195	1,186,177
Construction	1,943,729	1,666,550
Business	2,515,760	2,076,597

Total commercial loans	8,286,803	7,246,825

Consumer:
Residential mortgage (one-to-four family)	493,065	518,674
Other (1)	83,499	66,651

Total consumer loans	576,564	585,325

Loans held in portfolio (2)	8,863,367	7,832,150
Allowance for loan losses	(120,278)	(80,584)

Net loans held in portfolio	$8,743,089	$7,751,566

(1)	Amount includes deposit overdrafts of $2.7 million and $6.7 million at September 30, 2008, and December 31, 2007, respectively.

(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $12.9 million and $17.9 million at September 30, 2008, and December 31, 2007, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
		Allowance for			Allowance for
		Losses -	Total		Losses -	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments(1)	Losses	Loan Losses	Commitments(1)	Losses
Balance at beginning of period	$109,132	$5,337	$114,469	$67,739	$4,968	$72,707

Provision for losses	42,199	1,022	43,221	3,094	(84)	3,010
Loans charged off	(31,641)	—	(31,641)	(3,100)	—	(3,100)
Recoveries of loans previously charged off	588	—	588	807	—	807
Adjustment — acquired through business combinations	—	—	—	—	—	—

Balance at end of period	$120,278	$6,359	$126,637	$68,540	$4,884	$73,424

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
		Allowance for			Allowance for
		Losses -	Total		Losses -	Total
	Allowance for	Unfunded	Allowance for	Allowance for	Unfunded	Allowance for
	Loan Losses	Commitments(1)	Losses	Loan Losses	Commitments(1)	Losses
Balance at beginning of period	$80,584	$4,793	$85,377	$62,015	$6,833	$68,848

Provision for losses	109,287	1,566	110,853	8,105	(1,949)	6,156
Loans charged off	(70,319)	—	(70,319)	(6,474)	—	(6,474)
Recoveries of loans previously charged off	726	—	726	1,069	—	1,069
Adjustment — acquired through business combinations	—	—	—	3,825	—	3,825

Balance at end of period	$120,278	$6,359	$126,637	$68,540	$4,884	$73,424

(1)	Included in “Other liabilities” in the Consolidated Balance Sheets.
The dislocation in the financial markets, which began in the fourth quarter of 2007, and which has continued to negatively affect the economy and the financial services sectors in 2008, has resulted in additional deterioration in the housing and land values, especially in certain California and Nevada markets.

The allowance for loan losses increased $39.7 million from $80.6 million at December 31, 2007, to $120.3 million at September 30, 2008. The increase is due primarily to a $110.9 million provision for loan losses recorded in the nine months ended September 30, 2008, of which $67.7 million was recorded during the first and second quarters of 2008 and $43.2 million during the third quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was primarily the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter of 2008. The provision for the third quarter of 2008 is primarily due to further softening in the residential construction markets in California. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. Also, $4.2 million of this quarter’s provision was associated with increased commercial lending reserves for one commercial loan. In addition, provision for loan losses during the second and third quarters of 2008 was necessitated by the substantial level of charge-offs. The increase in the loan loss provision for the nine months ended September 30, 2008, was partially offset by net charge-offs of $69.6 million, of which $31.1 million of the net charge-offs occurred during the third quarter of 2008.

The reserve for unfunded commitments increased $1.6 million from December 31, 2007, to September 30, 2008, due to increased reserves for unfunded commitments related to criticized loans and growth in the trade finance business.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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

In accordance with the Company’s annual review policy, our annual goodwill impairment analysis is conducted in September. In 2008 the Company performed the goodwill impairment testing at the end of each quarter, in accordance with its written policy but also because its market capitalization has been less than its book value of equity for each of the three consecutive quarters. The estimated fair values of the two reporting units, Domestic Banking and Other (see Note 20 — Segment Information) were calculated under the step one process, based on discounted cash flow analyses and tangible book value multiples of relevant, comparable peer companies. Based on the results of the step one procedures, it was determined there is no goodwill impairment with the Other reporting unit. However, it was determined that the goodwill in the Company’s Domestic reporting unit needed to be subjected to the step two “implied fair value” methodology. Based on the results of the step two evaluation, management has determined that there is no goodwill impairment charge associated with the Domestic reporting unit.

While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. Accordingly, the Company will continue to monitor goodwill for potential impairment until such time whereby the market capitalization exceeds the book value of equity.

During the nine months ended September 30, 2008, an adjustment of $1.1 million was recorded to reflect the under-recognition of amortization in 2007 associated with a time deposit discount arising from our acquisition of Summit Bank. The adjustment increased interest expense $1.1 million and decreased goodwill by a like amount. The adjustment is the correction of an error that was identified in 2007 and is deemed immaterial to the expected 2008 full year results of operations. In the third quarter of 2008, an adjustment of $962,000 was recorded to increase goodwill arising from the CAB acquisition and decrease other assets by the same amount. The adjustment was to record the effect of the filing of CAB’s final tax returns.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
11.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the nine months ended September 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Average balance outstanding	$740,591	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	700,000	650,000
Weighted average interest rate during the period	3.84%	4.21%
Weighted average interest rate at end of period	3.79%	4.04%
Weighted average remaining term to maturity at end of period (in years)	7.95	8.63
Long-Term and Short-Term Borrowings

Information regarding outstanding long-term and short-term borrowings as of and for the nine months ended September 30, 2008, and as of and for the year ended December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$656,986	$299,713
Maximum amount outstanding at any month end period	806,815	637,787
Balance outstanding at end of period	550,398	414,532
Weighted average interest rate during the period	2.88%	5.15%
Weighted average interest rate at end of period	2.91%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.26	0.08

Federal funds purchased:
Balance outstanding at end of period	$—	$78,000

Long-term borrowings:
Federal Home Loan Bank advances and other long-term borrowings:
Average balance outstanding	$1,379,505	$1,113,881
Maximum amount outstanding at any month end period	1,547,668	1,372,190
Balance outstanding at end of period	1,547,668	1,372,190
Weighted average interest rate during the period	4.40%	4.69%
Weighted average interest rate at end of period	4.11%	4.57%
Weighted average remaining term to maturity at end of period (in years)	4.62	5.2
UCB maintains a secured credit facility with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term and long-term borrowings with the FHLB totaled $450.0 million and $1.47 billion at September 30, 2008, and $236.0 million and $1.33 billion at December 31, 2007, respectively. At September 30, 2008, the advances were secured with $486.7 million of mortgage-backed securities and $3.98 billion of loans, and

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
at December 31, 2007, $18.0 million of mortgage-backed securities and $4.15 billion of loans secured the advances. At September 30, 2008, credit availability under this facility was approximately $534.4 million.

Subordinated Debentures

Balance outstanding for subordinated debentures as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
UCBH special purpose trusts	$281,459	$281,615
Subordinated debentures	125,000	125,000

Total subordinated debentures	$406,459	$406,615

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
13.	Earnings Per Share

The antidilutive outstanding stock options of UCBH common stock that were excluded from the computation of diluted earnings per share for the three months ended September 30, 2008 and 2007, were 13,834,782 shares and 7,324,096 shares, respectively, and for the nine months ended September 30, 2008 and 2007, were 10,680,598 shares and 7,484,231 shares, respectively. The stock options of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options of UCBH common stock, as well as unearned compensation and certain deferred tax benefits related to stock options.

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007, is as follows (dollars in thousands, except shares and per share amounts):

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Three Months Ended September 30, 2008

Net loss — basic	$(493)	110,480,074
Preferred stock dividends	(2,995)	—

Net loss available to common stockholders	(3,488)	110,480,074	$(0.03)
Effect of stock options	—	261,998

Net loss — diluted (1)	$(3,488)	110,742,072	$(0.03)

Three Months Ended September 30, 2007

Net income — basic	$30,821	103,834,048	$0.30
Effect of stock options	—	2,926,270

Net income — diluted	$30,821	106,760,318	$0.29

Nine Months Ended September 30, 2008

Net income — basic	$9,430	109,027,140
Preferred stock dividends	(2,995)	—

Net income available to common stockholders	6,435	109,027,140	$0.06
Effect of stock options	—	785,753

Net income — diluted (1)	$6,435	109,812,893	$0.06

Nine Months Ended September 30, 2007

Net income — basic	$86,066	101,709,167	$0.85
Effect of stock options	—	3,097,833

Net income — diluted	$86,066	104,807,000	$0.82

(1)	For the three and nine months ended September 30, 2008, 32 million and 13 million average dilutive potential common shares associated with the convertible Series B Preferred Stock, respectively, were excluded from the diluted share count because the result would have been antidilutive under the “if-converted” method.
14.	Stock-Based Compensation

The Company has one stock option plan, the 2006 Equity Incentive Plan, as amended (the “Plan”). The Plan was approved by its stockholders and provides for the granting of stock-based compensation awards, including options, to eligible officers, employees and directors of the Company. Stock option awards are approved by UCBH’s Board

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
of Directors and are granted at the fair market value of UCBH’s common stock on the date of the grant. The options vest over a period determined at the time the options are granted, generally three years of continuous service, and have a maximum term of ten years. Certain option awards provide for accelerated vesting if there is a change in control, as defined in the Plan. As of September 30, 2008, the Company had 2,238,948 shares of common stock reserved for the issuance of options under the Plan.

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

Options outstanding under the Company’s stock option plan as of September 30, 2008, and changes during the three and nine months ended September 30, 2008, were as follows (dollars in thousands, except weighted average exercise price):

			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value	Shares	Price	Term	Value
	Three Months Ended September 30, 2008				Nine Months Ended September 30, 2008

Options outstanding, beginning of period	14,449,270	$13.58	5.59	$191	13,895,938	$13.18	5.38	$47,713

Granted	156,000	4.14			1,775,000	12.01
Exercised	(3,212)	6.35			(684,246)	2.11
Expired	(15,167)	18.13			(362,202)	16.05
Forfeited	(44,498)	14.99			(82,097)	15.63

Options outstanding, end of period	14,542,393	$13.48	5.38	$4,026	14,542,393	$13.48	5.38	$4,026

Shares exercisable, end of period	12,040,839	$13.43	4.63	$3,653	12,040,839	$13.43	4.63	$3,653

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value that would have been received by all the option holders had all option holders exercised their respective options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The aggregate intrinsic value of options exercised was $2.2 million during the three months ended September 30, 2008 and 2007, and $4.6 million and $7.2 million during the nine months ended September 30, 2008 and 2007, respectively. Cash received from option exercises for the nine months ended September 30, 2008 and 2007, was

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
$1.4 million and $6.9 million, respectively. The tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2008 and 2007, totaled $1.6 million and $1.2 million, respectively.

The range of exercise prices for options outstanding at September 30, 2008, is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price
$1.88-$1.99	516,664	$1.88	0.54	516,664	$1.88
$2.00-$4.99	251,824	3.31	5.79	121,824	2.91
$5.00-$6.99	3,462,962	6.15	2.69	3,408,462	6.15
$7.00-$8.99	352,108	7.19	4.91	260,608	7.21
$9.00-$10.99	518,334	10.11	4.10	518,334	10.11
$11.00-$13.99	1,720,133	13.14	8.67	279,633	12.47
$14.00-$15.99	312,164	15.09	5.72	283,665	15.03
$16.00-$18.09	1,965,770	17.32	7.32	1,278,612	17.27
$18.10-$19.99	4,890,634	18.83	5.88	4,821,237	18.84
$20.00-$21.99	551,800	21.05	6.31	551,800	21.05

Total/Average	14,542,393	13.48	5.38	12,040,839	13.43

As of September 30, 2008, there was $9.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options under the Plan. Such cost is expected to be recognized over the next three years. The total fair value of options that vested during the three months ended September 30, 2008 and 2007, was $492,000 and $229,000, respectively, and $3.5 million and $2.3 million during the nine months ended September 30, 2008 and 2007, respectively.
15.	Income Taxes

The effective tax rate for the three months ended September 30, 2008, was 94.8% compared with 36.0% for the three months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008, was (438.3)% compared with 35.4% for the nine months ended September 30, 2007. The effective tax rates for the three and nine months ended September 30, 2008, were both benefits and were both greater in absolute amounts because the impact of tax benefit items from tax-exempt income, low income housing tax credits, the fact that UCB China income is taxed at a lower rate in China, and California net interest deductions had a greater impact on the relatively lower pretax amounts for 2008 as compared to 2007. The income tax benefit for the three and nine months ended September 30, 2008, included the tax benefit from the impairment charges on the GSE investment securities.

The Company recognizes the accrual of interest and any associated penalties related to unrecognized tax benefits in income before income taxes in the Consolidated Statements of Operations. The amount of interest and penalties for the nine months ended September 30, 2008 and 2007, was immaterial.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
16.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $1.1 million at September 30, 2008, and December 31, 2007. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

17.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet risk as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commitments to extend credit:
Consumer (including residential mortgage)	$136,178	$101,978
Commercial (excluding construction)	1,589,808	1,488,733
Construction	774,149	1,101,515
Letters of credit	249,727	183,792
Foreign exchange contracts receivable	(776,035)	(806,310)
Foreign exchange contracts payable	776,035	806,380
Put options to buy	435	7,600
Put options to sell	(435)	(7,600)
Interest rate floor contract	25,000	25,000
Unfunded CRA investment commitments	3,604	6,996
Other	1,369	1,928

Total	$2,779,835	$2,910,012

18.	Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s financial position or results of operations.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
19.	Supplemental Cash Flow Information

The supplemental cash flow information for the nine months ended September 30, 2008 and 2007, was as follows (dollars in thousands):

	2008	2007
Cash paid during the period for:
Interest	$269,565	$281,399
Income taxes	2,197	51,974

Noncash investing and financing activities:
Transfer of loans from held for sale to held in portfolio	$156,243	$56,719
Transfer of loans to held for sale from held in portfolio	40,268	159,218
Transfer of other real estate owned to other assets from loans held in portfolio	26,983	1,604
Loan securitizations:
Loans originated in held in portfolio sold	201,140	—
Mortgage-backed securities acquired	(199,604)	—
Mortgage servicing rights acquired	(1,536)	—
20.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCB Investment Services, UCB China and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States, Hong Kong and mainland China. The determination of interest income earned by country is impracticable and is not disclosed.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The following is segment information for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated
Three Months Ended September 30, 2008:
Total interest and dividend income	$165,512	$19,070	$184,582	$176	$(9,196)	$175,562
Net interest income (expense)	87,809	6,096	93,905	(4,363)	—	89,542
Net income (loss)	1,403	916	2,319	(493)	(2,319)	(493)

Three Months Ended September 30, 2007:
Total interest and dividend income	$181,310	$9,321	$190,631	$—	$(7,880)	$182,751
Net interest income (expense)	86,511	2,741	89,252	(5,384)	56	83,924
Net income (loss)	34,852	564	35,416	30,765	(35,360)	30,821

Nine Months Ended September 30, 2008:
Total interest and dividend income	$507,036	$59,087	$566,123	$179	$(29,560)	$536,742
Net interest income (expense)	259,131	18,716	277,847	(14,063)	—	263,784
Net income (loss)	11,002	8,675	19,677	9,430	(19,677)	9,430

Nine Months Ended September 30, 2007:
Total interest and dividend income	$514,042	$26,397	$540,439	$3	$(20,030)	$520,412
Net interest income (expense)	243,079	8,449	251,528	(15,094)	56	236,490
Net income (loss)	97,064	1,690	98,754	86,012	(98,700)	86,066
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
Notes to Consolidated Financial Statements
(Unaudited)
Determination of Fair Value
The Company measures fair value using the procedures described below for all assets and liabilities measured at fair value:
When determining the fair value measurements for financial assets and liabilities required to be recorded and reflected at and/or marked to fair value, the Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would take into account when pricing the asset or liability. When possible, the Company uses quoted market prices from active and observable markets to determine fair value for identical assets and liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable information for similar assets and liabilities. However, certain of the Company’s assets and liabilities are not actively traded in observable markets and as such, the Company must use alternative valuation techniques to derive a fair value measurement. The information obtained from third parties is typically derived from models that take into account market-based or independently sourced market parameters, such as interest rates, currency rates, credit default, and prepayment rates. Financial assets or liabilities that are valued using externally generated models are classified by the Company according to the lowest level input or value driver that is most significant to the valuation. As such, a financial asset or liability may be classified in Level 3, although there may be certain inputs that are readily observable.
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
Additionally, for these investments in which direct observable prices or inputs are used in the valuation process but in cases where the observable prices or inputs are either not current or are based on transactions in inactive or illiquid market conditions, such observable prices or inputs might not be relevant and could require significant adjustment. In these cases, the Company may use an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, in order to determine the fair value of a particular investment security.
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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
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
CMBS and ABS are categorized in Level 2 of the fair value hierarchy. If significant inputs such as prepayment, default assumptions and discount rate are not observable or if such significant observable inputs are based on an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, such securities are categorized in Level 3 of the fair value hierarchy.
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
Loans Held for Sale — are carried at the lower of cost or market value. The fair value of these loans is based on what secondary markets are currently offering for portfolios with similar characteristics. Due to recent market conditions, the prices we receive for our loans held for sale have significant inputs that are not observable. As such, loans held for sale that have been written down to their cost basis during the nine months ended September 30, 2008, are categorized in Level 3 of the fair value hierarchy.
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
Impaired Loans — are measured for impairment using the practical expedient in FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of September 30, 2008, impaired loans were categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data which in turn required the use of unobservable inputs and assumptions in our fair value measurements.
Derivative Contracts — consist primarily of foreign currency forward, option contracts, and swaps. Substantially all of these derivative contracts are traded in over-the-counter markets, where quoted market prices are not readily

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
available. As such, fair value is measured using pricing models that utilize primarily market observable inputs, such as yield curves and option volatilities, and accordingly are categorized in Level 2 of the fair value hierarchy.
Assets and liabilities measured at fair value at September 30, 2008, on a recurring basis are summarized below (dollars in thousands):

	Total	Level 1	Level 2	Level 3
Investment and mortgage-backed securities available for sale	$2,495,980	$1,251	$2,124,416	$370,313
Mortgage servicing rights	15,586	—	—	15,586
Net other financial assets (1)	142	—	142	—

Total	$2,511,708	$1,251	$2,124,558	$385,899

Net other financial liabilities (1)	$(923)	$—	$(923)	$—

(1)	Derivatives are included in this category.
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

			Total
			Unrealized
			Gains (Losses)
		Realized Gains	Included in	Purchased, Sales,
		(Losses)	Other	Other		Transfers In
	Beginning	Included in	Comprehensive	Settlements and		and/or (Out)
	Balance	Income	Income	Issuances, Net		of Level 3	Ending Balance
Three Months Ended September 30, 2008
Investment securities available for sale	$51,885	$—	$4,944	$(363)		$313,847	$370,313
Mortgage servicing rights	15,636	(113)	—	63	(1)	—	15,586

Total assets	$67,521	$(113)	$4,944	$(300)		$313,847	$385,899

Nine Months Ended September 30, 2008
Investment securities available for sale	$59,029	$(10,260)	$1,933	$(2,385)		$321,996	$370,313
Mortgage servicing rights	17,070	(460)	—	(1,024	) (1)	—	15,586

Total assets	$76,099	$(10,720)	$1,933	$(3,409)		$321,996	$385,899

(1)	Includes change in fair value.
The Company reclassified its senior and mezzanine tranche of its CMBS from Level 2 to Level 3. The reclassifications were due to the lack of an active market for these instruments as well as the decreased observability of certain of the valuation inputs for these instruments.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
The Company measures certain financial assets at fair value on a nonrecurring basis. For financial assets measured at fair value on a nonrecurring basis in the quarter ended September 30, 2008, that were still held on the Consolidated Balance Sheet at September 30, 2008, the following table presents the carrying value of those assets measured at fair value on a nonrecurring basis for which impairment was recognized for the nine months ended September 30, 2008:

					Total
					Realized	Financial
					Gains	Statement
	Total	Level 1	Level 2	Level 3	(Losses)	Effect
Loans held for sale	$654	$—	$—	$654	$(1,428)	Income Statement
Impaired loans	388,794	—	—	388,794	(21,053)	Income Statement
22.	Subsequent Events

On October 23, 2008, UCBH’s Board of Directors declared a dividend on UCBH’s preferred and common stock. A cash dividend of four cents ($0.04) per share on the outstanding shares of Common Stock was declared payable January 12, 2009, to stockholders of record as of the close of business on December 31, 2008. A cash dividend of $21.25 per share on its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock was declared payable on December 15, 2008, to stockholders of record as of the close of business on November 28, 2008.

On October 24, 2008, the Company received preliminary approval for the sale of $298 million in preferred stock to the U.S. Department of the Treasury (the “Treasury”) under the Treasury’s Capital Purchase Program.

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
These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:
•	the Company’s ability to successfully execute its business plans and achieve its objectives;

•	changes in financial market conditions, either nationally, internationally or locally in areas in which the Company conducts its operations;

•	changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events;

•	further expansion into China, as well as new Asia Pacific market areas;

•	fluctuations and continued illiquidity and credit spread widening in the equity and fixed-income markets;

•	changes in interest rates and the resultant impact on our net interest margin;

•	changes in foreign exchange rates and the resultant impact on earnings;

•	asset and liability sensitivity of our balance sheet;

•	acquisitions and integration of acquired businesses;

•	deterioration in asset or credit quality;

•	increases in the levels of losses, customer bankruptcies, claims and assessments;

•	recovery of unrealized losses from investments and mortgage-backed securities;

•	deposit renewals and ability to attract and retain core deposits;

•	the availability and cost of capital;

•	continuing consolidation in the financial services industry;

•	new litigation or changes in existing litigation;

•	success in gaining regulatory approvals, when required;

•	changes in consumer spending and savings habits;

•	increased competitive challenges and expanding product and pricing pressures among financial institutions, whether banks, investment banks, insurance companies or others, in the Company’s markets;

•	the potential effects of technological changes;

•	legislation or regulatory changes, both domestically as well as internationally, which adversely affect the Company’s operations and businesses;

•	the Company’s ability to meet regulatory requirements; and

•	changes in accounting principles generally accepted in the United States of America.
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
MANAGEMENT OVERVIEW
UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a bank holding company headquartered in San Francisco, California with total assets of $13.04 billion. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-seven offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At September 30, 2008, we had seventy domestic branches and offices; twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, eight in the New York metropolitan area, two in the Seattle metropolitan area and a branch in Houston. UCB also has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou, and Shenzhen, China and Taipei, Taiwan.
The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians. The challenges presented by the general interest rate and current economic environment that we must work within did impact the Company’s performance during the nine months ended September 30, 2008.
The Company reported a net loss for the three months ended September 30, 2008, of $493,000 or $(0.03) per diluted share. This compares with net income of $30.8 million or $0.29 per diluted share for the three months ended September 30, 2007, and $16.2 million or $0.15 per diluted share for the three months ended December 31, 2007. Return on average equity (“ROE”) was (0.17)% and return on average assets (“ROA”) was (0.02)% for the three months ended September 30, 2008, compared with a ROE of 13.37% and ROA of 1.15% for the three months ended September 30, 2007, and a ROE of 6.79% and a ROA of 0.58% for the three months ended December 31, 2007.
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
On March 5, 2008, UCBH and Minsheng completed the initial closing under the Investment Agreement (the “Initial Closing”) and entered into a Voting Agreement (the “Voting Agreement”). UCBH sold approximately 5.4 million newly issued shares of UCBH common stock, or 4.9% of the total outstanding shares (calculated on a post-closing basis), at $17.79 per share, in exchange for $95.7 million in cash proceeds, $93.3 million after the payment of $2.4 million in closing costs. Under the Voting Agreement, Minsheng agrees to vote the shares of UCBH it owns (the “Shares”) in favor of persons nominated and recommended by the Board of Directors of UCBH (the “Board”) as directors of the Board and against any person nominated for election as a director by any other person, except for persons designated by Minsheng for nomination to the Board pursuant to an Investor’s Rights and Standstill Agreement between UCBH and Minsheng (the “Investor’s Rights Agreement”). The Investor’s Rights Agreement provides that following the Initial Closing, Minsheng may recommend one person to be appointed to the Board in a newly created Board seat.
On September 24, 2008, the Board of Directors of UCBH and of UCB each appointed Mr. Qingyuan Wan as a new member of the Board of Directors of UCBH and UCB, respectively, effective as of September 25, 2008. Mr. Wan has been designated as a member of the Investment Committee and the Nominating Committee of each of the Boards of UCBH and UCB. Mr. Wan was granted 24,000 stock options as an Outside Director pursuant to UCBH’s

Amended and Restated 2006 Equity Incentive Plan. Mr. Wan’s acceptance of the grant is subject to his review of applicable Chinese legal requirements.
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
Minsheng currently owns approximately 4.9% of UCBH’s outstanding common stock as a result of the initial closing under the Investment Agreement, completed on March 5, 2008. The Investment Agreement provides for the closing of a second phase of investment which will result in Minsheng owning an aggregate of 9.9% of UCBH’s outstanding common stock. Pursuant to the Investment Agreement, the purchase price for the shares issued by UCBH in the second phase (the “Second Phase Shares”) would be the average closing price of UCBH common stock as quoted on the NASDAQ Global Select Market for the 90 trading days preceding the fifth business day prior to the second closing (the “Second Phase Baseline Date”), plus a 5% premium.
In order to complete the second closing, Minsheng must obtain foreign exchange remittance approval from China’s State Administration of Foreign Exchange (“SAFE”). SAFE requires that Minsheng’s foreign exchange approval application fix the total purchase price for the Second Phase Shares. On September 22, 2008, US Pacific Time, UCBH and Minsheng entered into an amendment (the “Amendment”) to the Investment Agreement, in order to accommodate the SAFE application requirement, which sets August 30, 2008, as the Second Phase Baseline Date. UCBH will therefore issue Second Phase Shares to Minsheng at a price based on the 90 day average closing price as of August 30, 2008, plus a 5% premium as provided in the Investment Agreement. Based on recent average closing prices of UCBH common stock, UCBH management expects that the ultimate price per share of the Second Phase Shares will not be materially different from the price that would have been calculated had the Second Phase Baseline Date not been amended to be fixed as August 30, 2008. UCBH expects that the second closing will be completed in the fourth quarter of 2008, through the issuance of new shares of UCBH common stock to Minsheng.
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
Allowance for Loan Losses
The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At September 30, 2008, UCB’s total allowance for loan losses was $120.3 million, which represented 1.36% of loans held in portfolio.
UCB’s methodology for assessing the adequacy of the allowance for loan losses includes the evaluation of two distinct components: a general allowance applied to loans held in portfolio categories as a whole and a specific reserve for loans deemed impaired. Loans that are determined to be impaired are generally excluded from the general allowance analysis of the loans held in portfolio and are assessed individually.
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
UCB regularly assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the nine months ended September 30, 2008, UCB effected further refinements in the determination of certain loss factors during the first quarter of 2008 as a result of UCB’s annual methodology review. During the third quarter of 2008, the only changes in our loss factors were applicable to the construction portfolio due to the further softening in the residential construction markets in California and to the reserve for unfunded commitments related to criticized loans. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the expected loss approach.
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
The allowance for loan losses increased $39.7 million from $80.6 million at December 31, 2007, to $120.3 million at September 30, 2008. The increase is due primarily to a $110.9 million provision for loan losses recorded in the nine months ended September 30, 2008, of which $67.7 million was recorded during the first and second quarters of 2008 and $43.2 million during the third quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter. The provision for the third quarter of 2008 was primarily due to further softening in the residential construction markets in California. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. Also, $4.2 million of this quarter’s provision was associated with increased commercial lending reserves for one commercial loan. In addition, provision for loan losses during the second and third quarter was necessitated by the substantial level of charge-offs. The increase in the loan loss provision for the nine months ended September 30, 2008, was partially offset by net charge-offs of $69.6 million, of which $31.1 million of the net charge-offs occurred during the third quarter of 2008.
The reserve for unfunded commitments increased $1.6 million from December 31, 2007, to September 30, 2008, due to increased reserves for unfunded commitments related to criticized loans and growth in the trade finance business.
There are numerous components that enter into the evaluation of the allowance for loan losses. Some are quantitative while others require UCB to make qualitative judgments. Although UCB believes that its processes for determining an appropriate level for the allowance for loan losses adequately address all of the components to estimate inherent credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and UCB’s estimates and projections could require an additional allowance for loan losses, which would negatively impact the Company’s results of operations in future periods. UCB continually monitors and evaluates its allowance for loan loss methodology, seeking to refine and enhance the processes used to estimate incurred losses in our loan portfolios as appropriate.
Impaired Loans
A loan is considered to be impaired when it is probable that all of the principal and interest due under the terms of the original loan agreement may not be collected. Impairment is measured using the practical expedient allowed by SFAS No. 114, whereby the amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan. Fair value is measured based on an appraisal prepared by an independent appraiser. Subsequent to receiving the appraisal, a quarterly review is made as part of the review of the allowance for loan losses to determine whether the value set forth in the appraisal is still applicable. These reviews use unobservable inputs and assumptions such as changes in economic conditions, changes in local market conditions, etc., to evaluate the applicability of the appraisal. Impaired loans are initially categorized as nonrecurring Level 2 but may move to Level 3 if the value set forth by the independent appraisals is significantly adjusted as a result of the quarterly review processes. As of September 30, 2008, impaired loans were categorized as Level 3 due to the continued weakness in real estate market conditions resulting in inactive market data which in turn required the use of unobservable inputs and assumptions in our fair value measurements.
Valuation of Financial Instruments
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
A significant portion of the Company’s financial instruments described in the previous paragraph are carried at fair value. In total, the financial instruments that are carried at fair value on a recurring basis at September 30, 2008, and December 31, 2007, are approximately 19.1% and 18.5% of total assets, respectively.
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
Additionally, for these investments in which direct observable prices or inputs are used in the valuation process but in cases where the observable prices or inputs are either not current or are based on transactions in inactive or illiquid market conditions, such observable prices or inputs might not be relevant and could require significant adjustment. In these cases, the Company may use an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, in order to determine fair value of a particular investment security.
Any declines in a specific investment security’s fair value that are determined to be other than temporary, result in a write-down of the investment security and a corresponding charge to noninterest income. During the nine months ended September 30, 2008, as a result of continued deteriorating market conditions, the Company recognized other than temporary impairments totaling $32.5 million.
Goodwill
Business acquisitions often result in the recognition of goodwill, which represents the value attributable to the unidentifiable intangible elements in our acquired businesses. Goodwill is initially recorded at fair value and is subsequently evaluated at least annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In accordance with the Company’s annual review policy, the Company performs this annual test as of September 30 of each year. Evaluations are also performed on a more frequent basis if events or circumstances indicate that an impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.
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
The Company performed the goodwill impairment testing in September in accordance with its written policy but also because its market capitalization has been less than its book value of equity for three consecutive quarters. The estimated fair values of the two reporting units, Domestic Banking and Other (see Note 20 — Segment Information) were calculated under the step one process, based on discounted cash flow analyses and tangible book value multiples of relevant, comparable peer companies. Based on the results of the step one procedures, it was determined there is no goodwill impairment with the Other reporting unit. However, it was determined that the goodwill in the Company’s Domestic reporting unit needed to be subjected to the step two “implied fair value” methodology. Based on the results of the step two evaluation, management has determined that there is no goodwill impairment charge associated with the Domestic reporting unit.
While management has a plan to return the Company’s business fundamentals to levels that support the book value per common share, there is no assurance that the plan will be successful, or that the market price of the common stock will increase to such levels in the foreseeable future. Accordingly, the Company will continue to monitor goodwill for potential impairment until such time whereby the market capitalization exceeds the book value of equity.
Income Taxes
The effective tax rate for the three months ended September 30, 2008, was 94.8% compared with 36.0% for the three months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008, was (438.3)% compared with 35.4% for the nine months ended September 30, 2007. The effective tax rates for the three and nine months ended September 30, 2008, were both benefits and were both greater in absolute amounts because the impact of tax benefit items from tax-exempt income, low income housing tax credits, the fact that UCB China income is taxed at a lower rate in China, and California net interest deductions had a greater impact on the relatively lower pretax amounts for 2008 as compared to 2007. The income tax benefit for the three and nine months ended September 30, 2008, included the tax benefit from the impairment charges on the GSE investment securities.
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
Recent Accounting Pronouncements
Accounting for Fair Value Measurements
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 did not have a material impact on the Company’s financial position or results of operations.
In conjunction with the adoption of SFAS 157, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides an irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and financial liabilities, on a contract-by-contract basis, with changes in fair value reported in results of operations. The Company did not elect the fair value option for any of its financial assets or financial liabilities on the adoption date. As such, the adoption of SFAS 159 did not have a material impact on the Company’s financial position or results of operations.
On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective immediately, and applies to prior periods for which financial statements have not been issued. Therefore the Company is subject to the provisions of the FSP effective September 30, 2008. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate. The adoption of the FSP did not have a material impact on the Company’s financial position or results of operations.
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

RESULTS OF OPERATIONS
Financial Highlights (Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	%
Operating Data:
Total interest and dividend income	$175,562	$182,751	$(7,189)	(3.93)%
Total interest expense	86,020	98,827	(12,807)	(12.96)

Net interest income	89,542	83,924	5,618	6.70
Provision for loan losses	43,221	3,010	40,211	1,335.82

Net interest income after provision for loan losses	46,321	80,914	(34,593)	(42.75)
Total noninterest income (loss)	(3,770)	10,822	(14,592)	(134.83)
Total noninterest expense	51,997	43,578	8,419	19.32

Income (loss) before income tax expense (benefit)	(9,446)	48,158	(57,604)	(119.61)
Income tax expense (benefit)	(8,953)	17,337	(26,290)	(151.64)

Net income (loss)	(493)	30,821	(31,314)	(101.60)
Dividends on preferred stock	(2,995)	—	(2,995)	—

Net income (loss) available to common stockholders	$(3,488)	$30,821	$(34,309)	(111.32)

Per Share Data:
Basic earnings per share	$(0.03)	$0.30	$(0.33)	(110.52)%
Diluted earnings per share	(0.03)	0.29	(0.32)	(110.86)
Dividends declared per share	0.04	0.03	0.01	33.33

Select Operating Ratios:
Return on average assets	(0.02)%	1.15%	(117) *	(101.74)%
Return on average equity	(0.17)	13.37	(1,354)	(101.27)
Efficiency ratio (1)	60.62	45.99	1,463	31.81
Noninterest expense to average assets	1.61	1.63	(2)	(1.23)
Average equity to average assets	9.02	8.60	42	4.88
Dividend payout ratio (2)	NM	10.34	—	—
Net loan charge-offs to average loans held in portfolio(4)	1.40	0.12	128	1,066.67
Interest rate spread (3)	2.72	2.96	(24)	(8.11)
Net interest margin (3)	3.05	3.44	(39)	(11.34)

	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007	Amount	%
Operating Data:
Total interest and dividend income	$536,742	$520,412	$16,330	3.14%
Total interest expense	272,958	283,922	(10,964)	(3.86)

Net interest income	263,784	236,490	27,294	11.54
Provision for loan losses	110,853	6,156	104,697	1,700.67

Net interest income after provision for loan losses	152,931	230,334	(77,403)	(33.60)
Total noninterest income (loss)	(1,545)	33,192	(34,737)	(104.65)
Total noninterest expense	149,634	130,292	19,342	14.84

Income before income tax expense (benefit)	1,752	133,234	(131,482)	(98.69)
Income tax expense (benefit)	(7,678)	47,168	(54,846)	(116.28)

Net income	9,430	86,066	(76,636)	(89.04)
Dividends on preferred stock	(2,995)	—	(2,995)	—

Net income available to common stockholders	$6,435	$86,066	$(79,631)	(92.52)

Per Share Data:
Basic earnings per share	$0.06	$0.85	$(0.79)	(93.06)%
Diluted earnings per share	0.06	0.82	(0.76)	(92.85)
Dividends declared per share	0.12	0.09	0.03	33.33

Select Operating Ratios:
Return on average assets	0.10%	1.11%	(101) *	(90.99)%
Return on average equity	1.17	13.30	(1,213)	(91.20)
Efficiency ratio (1)	57.06	48.31	875	18.11
Noninterest expense to average assets	1.57	1.69	(12)	(7.10)
Average equity to average assets	8.50	8.38	12	1.43
Dividend payout ratio (2)	200.00	10.98	18,902	1,721.49
Net loan charge-offs to average loans held in portfolio(4)	1.10	0.10	100	1,000.00
Interest rate spread (3)	2.74	2.86	(12)	(4.20)
Net interest margin (3)	3.09	3.35	(26)	(7.76)

	September 30,	December 31,	Increase (Decrease)
	2008	2007	Amount	%
Financial Condition and Other Data:
Loans held in portfolio, net	$8,743,089	$7,751,566	$991,523	12.79%
Securities purchased under agreements to resell	150,000	150,000	—	—
Securities available for sale	2,495,980	2,188,355	307,625	14.06
Securities held to maturity	238,694	271,485	(32,791)	(12.08)
Total assets	13,044,255	11,803,566	1,240,689	10.51
Deposits	8,530,170	7,781,240	748,930	9.62
Securities sold under agreements to repurchase	700,000	650,000	50,000	7.69
Subordinated debentures	406,459	406,615	(156)	(0.04)
Short-term borrowings	550,398	414,532	135,866	32.78
Federal funds purchased	—	78,000	(78,000)	(100.00)
Long-term borrowings	1,547,668	1,372,190	175,478	12.79
Total liabilities	11,896,532	10,836,463	1,060,069	9.78
Stockholders’ equity	1,147,723	967,103	180,620	18.68
Nonperforming assets	251,581	57,029	194,552	341.15
Ratio of stockholders’ equity to total assets	8.80%	8.19%	61 *	7.45

Asset Quality Data:
Loan delinquency ratio %	2.79%	0.89%	190 *	213.48%
Nonperforming assets to total assets	1.93	0.48	145	302.08
Nonperforming loans to loans held in portfolio	2.62	0.68	194	285.29
Allowance for loan losses to loans held in portfolio	1.36	1.03	33	32.04
Allowance for loan losses to nonperforming loans	51.80	151.52	(9,972)	(65.81)
Total loan to deposit ratio	103.91	102.93	98	0.95

Bank Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	9.36%	8.55%	81 *	9.47%
Total risk-based capital	11.82	10.80	102	9.44
Tier 1 leverage	7.66	7.42	24	3.23
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	10.05	8.51	154	18.10
Total risk-based capital	12.51	10.76	175	16.26
Tier 1 leverage ratio	8.25	7.39	86	11.64

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.

(2)	Dividends declared per share as a percentage of diluted earnings per share.

(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $8.1 million and $5.6 million for the three months ended September 30, 2008 and 2007, respectively, and $26.6 million and $15.7 million for the nine months ended September 30, 2008 and 2007, respectively.

(4)	Calculated on an annualized basis.

*	Basis points

NM	Not meaningful
Impact of Economic and Credit Market Conditions — Overview
The slowdown of economic growth in the United States that began during the second half of 2007 and the first half of 2008 continued during the third quarter of 2008. During the quarter, credit markets continued to experience dislocation, illiquidity and wider credit spreads. Continued concerns about commercial business, commercial real estate, and construction loan products, as well as the impact of monoline insurers, caused the broader credit markets to deteriorate further, with resultant lower levels of liquidity and price transparency for certain credit products.
In September 2008, the significant potential systemic effect from maturing debt at two government sponsored entities, formerly Federal Home Loan Mortgage Corporation and Federal National Mortgage Association (commonly known as “Freddie Mac” and “Fannie Mae,” respectively), led the U.S. Federal Government to assume a conservatorship role in each of these GSEs. Additionally, in September, Lehman Brothers Holdings, Inc. declared bankruptcy, Bank of America Corp. signed an agreement to acquire Merrill Lynch & Co., the U.S. Federal Government provided a lending arrangement to American International Group Inc. in exchange for an equity interest in AIG, and JP Morgan Chase acquired all deposits, assets and certain liabilities of the Washington Mutual banking operation from the Federal Deposit Insurance Corp. Subsequent to quarter end, federal antitrust regulators approved the Wells Fargo & Company acquisition of troubled bank Wachovia Corp.
Recently enacted federal legislations, actions by the Secretary of the Treasury and announcements by the Federal Deposit Insurance Corporation and the Federal Reserve System are recent government efforts to strengthen confidence and encourage liquidity in the nation’s banking system. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guaranty Program (“TLGP”) that provides unlimited deposit insurance until December 31, 2009, on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with the goal of improving liquidity in the financial markets. On October 14, 2008, the Treasury announced a voluntary TARP Capital Purchase Program (the “CP Program”), pursuant to which the Treasury may purchase equity securities of eligible U.S. financial institutions, to enable such financial institutions to build capital and increase the flow of financing to U.S. businesses and consumers and thereby support the U.S. economy. On October 24, 2008, the Company received preliminary approval for the sale of $298 million in preferred stock to the Treasury under the Treasury’s CP Program.
Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
The consolidated net income of the Company for the three months ended September 30, 2008, decreased by $31.3 million, or 101.6%, to $(493,000), compared to $30.8 million for the same period in 2007. Net interest income for the three months ended September 30, 2008, increased by $5.6 million to $89.5 million, compared to $83.9 million for the same period in 2007 due to the growth in interest-earning assets. However, this increase was offset by an increased loan loss provision of $43.2 million recorded in the third quarter of 2008 and a $17.8 million other than temporary charge on available for sale securities. The other than temporary charge is included in noninterest income and is comprised of a $17.8 million write-down related to GSE stock investment securities resulting from the conservatorship of both FNMA and FHLMC and the related elimination of the payment of future dividends on these GSE investment securities. Also included in noninterest income is a $4.8 million gain on sale of investment securities. Noninterest expense for the three months ended September 30, 2008, increased by $8.4 million, or 19.3%, to $52.0 million, compared to $43.6 million for the same period in 2007. The increase was primarily due to personnel costs and occupancy expenses related to the acquisitions of CAB and UCB China in 2007 as well as the additional cost of supporting the Company’s commercial banking business and the expansion of the Company’s infrastructure. Included in noninterest expense for the three months ended September 30, 2008, was $771,000 in foreign exchange gains, compared to foreign exchange gains of $73,000 for the same period in 2007. These gains arose primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar. For the three months ended September 30, 2008, the effective tax rate was 94.8%, compared with 36.0% for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008, was a benefit.

Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008			2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,849,908	$136,241	6.12%	$7,644,342	$151,580	7.93%
Taxable securities (3)	2,272,818	29,783	5.21	1,617,076	20,460	5.06
Tax exempt securities (3)	468,325	5,276	4.48	275,532	3,611	5.24
FHLB Stock	90,377	1,250	5.50	71,995	917	5.09
Securities purchased under agreements to resell	150,000	999	2.65	184,239	3,341	7.25
Other	236,899	2,013	3.38	193,961	2,842	5.86

Total interest-earning assets	12,068,327	175,562	5.79	9,987,145	182,751	7.32
Noninterest-earning assets	823,289	—		726,893	—

Total assets	12,891,616	175,562		$10,714,038	$182,751

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,421,327	$7,017	1.96	$1,561,262	$13,640	3.49
Savings accounts	649,740	1,253	0.77	741,573	1,750	0.94
Time deposits	5,554,104	46,689	3.34	4,492,421	56,804	5.06

Total interest-bearing deposits	7,625,171	54,959	2.87	6,795,256	72,194	4.25
Securities sold under agreements to repurchase	700,000	5,902	3.35	371,556	3,631	3.91
Short-term borrowings and federal funds purchased	701,898	5,362	3.04	257,645	3,324	5.16
Long-term borrowings	1,386,169	13,937	4.00	1,151,958	13,539	4.70
Subordinated debentures	406,495	5,860	5.73	334,123	6,138	7.35

Total interest-bearing liabilities	10,819,733	86,020	3.16	8,910,538	98,826	4.44
Noninterest-bearing deposits	782,186	—		810,440	—
Other noninterest-bearing liabilities	127,456	—		71,259	—
Stockholders’ equity	1,162,241	—		921,801	—

Total liabilities and stockholders’ equity	$12,891,616	86,020		$10,714,038	$98,826

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,248,594	89,542	2.63%	$1,076,607	$83,925	2.88%

Net interest margin (5)			2.95%			3.36%

Ratio of interest-earning assets to interest-bearing liabilities	1.12x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$12,068,327	$178,403	5.88%	$9,987,145	$184,696	7.40%
Total interest-bearing liabilities	10,819,733	86,020	3.16	8,910,538	98,826	4.44

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,248,594	$92,383	2.72%	$1,076,607	$85,870	2.96%

Net interest margin (5)			3.05%			3.44%

Average cost of deposits:
Total interest-bearing deposits	$7,625,171	$54,959	2.87%	$6,795,256	$72,194	4.25%
Noninterest-bearing deposits	782,186	—		810,440	—

Total deposits	$8,407,357	$54,959	2.60%	$7,605,696	$72,194	3.80%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory Federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $8.1 million and $5.6 million for the three months ended September 30, 2008 and 2007, respectively.

The increase in net interest income for the three months ended September 30, 2008, compared to the same period in 2007 was principally due to a $2.08 billion increase in average interest-earning assets, which resulted primarily from organic loan growth along with increases resulting from the CAB and UCB China acquisitions and the purchase of GNMA and U.S. GSE mortgage-backed securities during the first half of 2008 for yield enhancement. The average cost of deposits decreased 120 basis points from 3.80% for the three months ended September 30, 2007, to 2.60 % for the three months ended September 30, 2008, as a result of a decrease in market interest rates during the past twelve months, the change in the composition of deposits and the procurement of certificates of deposit from brokers. These factors were offset by a 181 basis point decrease in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities increased for the three months ended September 30, 2008, compared to the same period in 2007 as a result of purchases of higher-yielding securities during 2008.
The decline in the net interest margin for the three months ended September 30, 2008, compared to the same period in 2007 reflects the impact of our CD deposit pricing not decreasing as much as the loan repricing resulting from the reduction in the Fed Funds rates. Also, the net interest margin for the three months ended September 30, 2008, includes the reversal of prior accrued interest on nonperforming loans, primarily in residential construction loans that had been downgraded during the nine months ended September 30, 2008.
Provision for Loan Losses. The provision for loan losses increased to $43.2 million in the three months ended September 30, 2008, compared to $3.0 million for the three months ended September 30, 2007. The increased provision for loan losses during the third quarter of 2008 was primarily due to the further softening in the residential construction markets in California. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. Also, $4.2 million of this quarter’s provision was associated with increased commercial lending reserves for one commercial loan. In addition, the provision for loan losses during the third quarter was necessitated by the substantial level of charge-offs. The net charge-offs for the third quarter of 2008 was $31.1 million compared to $12.3 million and $26.2 million during the first and second quarters of 2008, respectively.
Noninterest Income. Noninterest income decreased by $14.6 million, or 134.8%, for the three months ended September 30, 2008, compared to the same period in 2007. The net decrease was primarily the result of a $17.8 million write-down on GSE investment securities. Gain on sale of loans decreased to $528,000 for the three months ended September 30, 2008, from $2.4 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions.
Noninterest Expense. Noninterest expense increased $8.4 million, or 19.3%, for the three months ended September 30, 2008, compared to the same period in 2007. For the three months ended September 30, 2008, personnel expenses increased $4.8 million, or 19.5%. The increase in personnel expenses reflects the additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the CAB and UCB China acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Personnel expenses also included $1.5 million in stock compensation expense for the three months ended September 30, 2008, compared to $933,000 for the same period in 2007. We had foreign exchange gains amounting to $771,000 for the three months ended September 30, 2008. These gains arise primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.
Income Tax Expense. The effective tax rate for the three months ended September 30, 2008, was 94.8% compared with 36.0% for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008, was a benefit and was greater in absolute amount because the impact of tax benefit items from tax-exempt income, low income housing tax credits, the fact that UCB China income is taxed at a lower rate in China, and California net interest deductions had a greater impact on the relatively lower pretax amounts for 2008 as compared to 2007. The income tax benefit for the three months ended September 30, 2008, included the tax benefit from the impairment charges on the GSE investment securities.
Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007
The consolidated net income of the Company for the nine months ended September 30, 2008, decreased by $76.6 million, or 89.0%, to $9.4 million, compared to $86.1 million for the same period in 2007. The annualized ROE and ROA ratios for the nine months ended September 30, 2008, were 1.17% and 0.10%, respectively. These amounts compare with the ROE ratio of 13.30% and the ROA ratio of 1.11% for the nine months ended September 30, 2007. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income. The efficiency ratio was 57.06% for the nine months ended September 30, 2008, compared with 48.31% for the same period in 2007. Efficiency ratio is the ratio to evaluate the overhead structure of the Company. It is the ratio of the Company’s noninterest expense to the sum of the Company’s net interest income and noninterest income. The increase in the efficiency ratio for the nine months ended September 30, 2008, compared to the same period in 2007 was due to the Company’s noninterest expenses growing at a faster rate than the sum of its net interest income and noninterest income during the respective periods. In addition, noninterest income for the nine months ended September 30, 2008, included other than temporary charges on available for sale securities of $32.5 million. There was no other than temporary charge on available for sale securities for the nine months ended September 30, 2007. Diluted earnings per share were $0.06 for the nine months ended September 30, 2008, compared with $0.82 for the same period in 2007.
Net Interest Income and Net Interest Margin. The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid
Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,514,780	$412,346	6.47%	$7,246,407	$426,495	7.85%
Taxable securities (3)	2,331,917	90,391	5.18	1,708,250	64,631	5.04
Tax exempt securities (3)	478,296	17,298	4.83	274,657	10,212	4.96
FHLB Stock	94,834	4,077	5.74	71,281	2,714	5.08
Securities purchased under agreements to resell	150,000	4,964	4.42	157,418	7,834	6.64
Other	251,353	7,666	4.07	181,524	8,526	6.26

Total interest-earning assets	11,821,180	536,742	6.07	9,639,537	520,412	7.20
Noninterest-earning assets	846,793	—		658,425	—

Total assets	$12,667,973	$536,742		$10,297,962	$520,412

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,491,349	$25,212	2.26	$1,517,049	$38,994	3.43
Savings accounts	701,382	3,938	0.75	716,378	5,484	1.02
Time deposits	5,154,034	145,020	3.76	4,347,191	162,224	4.98

Total interest-bearing deposits	7,346,765	174,170	3.17	6,580,618	206,702	4.19
Securities sold under agreements to repurchase	740,839	18,559	3.35	336,902	10,312	4.08
Short-term borrowings and federal funds purchased	766,770	16,240	2.83	314,047	12,993	5.52
Long- term borrowings	1,379,505	45,500	4.41	1,078,786	37,973	4.69
Subordinated debentures	406,540	$18,489	6.07	281,299	15,942	7.56

Total interest-bearing liabilities	10,640,419	272,958	3.43	8,591,652	283,922	4.41
Noninterest-bearing deposits	810,111	—		747,186	—
Other noninterest-bearing liabilities	140,266	—		96,431	—
Stockholders’ equity	1,077,177	—		862,693	—

Total liabilities and stockholders’ equity	$12,667,973	$272,958		$10,297,962	$283,922

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,180,761	$263,784	2.64%	$1,047,885	$236,490	2.79%

Net interest margin (5)			2.98%			3.27%

Ratio of interest-earning assets to interest-bearing liabilities	1.11x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$11,821,180	$546,056	6.17%	$9,639,537	$525,911	7.27%
Total interest-bearing liabilities	10,640,419	272,958	3.43	8,591,652	283,922	4.41

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,180,761	$273,098	2.74%	$1,047,885	$241,989	2.86%

Net interest margin (5)			3.09%			3.35%

Average cost of deposits:
Total interest-bearing deposits	$7,346,765	$174,170	3.17%	$6,580,618	$206,702	4.19%
Noninterest-bearing deposits	810,111	—		747,186	—

Total deposits	$8,156,876	$174,170	2.85%	$7,327,804	$206,702	3.76%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.

(2)	Average loans include loans held for sale.

(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(4)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average interest-earning assets.

(6)	Interest income from nontaxable securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from nontaxable investment securities calculated on a tax equivalent basis was $26.6 million and $15.7 million for the nine months ended September 30, 2008 and 2007, respectively.
The increase in net interest income for the first nine months of 2008 compared to 2007 was principally due to a $2.18 billion increase in average interest-earning assets, which resulted primarily from organic loan growth and the previously discussed acquisitions. The average cost of deposits decreased 91 basis points from 3.76% for the nine months ended September 30, 2007, to 2.85% for the nine months ended September 30, 2008, as a result of a decrease in market interest rates during the past twelve months and the change in the composition of deposits. These factors were offset by a 138 basis point decrease in average loan yields reflecting the timing of the repricing of adjustable-rate loans, as well as the continued change in our loan portfolio mix. The yield on taxable securities also increased in the first nine months of 2008 compared to the first nine months of 2007 as a result of the purchase of higher-yielding securities during 2008.
The decline in the net interest margin for the first nine months of 2008 compared to the first nine months of 2007 reflects the effect of the reduction in the Fed Funds rates of 325 basis points and the reversal of prior period accrued interest on nonperforming loans, primarily in construction loans that have been downgraded during the nine months ended September 30, 2008.
Provision for Loan Losses. The provision for loan losses for the first nine months of 2008 is reflective of loan growth, an increase in residential construction loan losses, changes in the mix of the loan portfolio, reductions in certain historical and qualitative loss factors, increases in specific reserves and in classified loans, and charge-offs, all of which together resulted in a net increase in the provision as compared with the same period in 2007. See “Credit Risk Management” for more information on how we determine the appropriate level for the allowances for loan losses and unfunded lending commitments.
Noninterest Income. Noninterest income decreased by $34.7 million, or 104.7%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The net decrease was primarily the result of a $5.2 million write-down in two non-bank REIT TPS CDOs, a $22.3 million write-down on GSE investment securities and a $5.0 million write-down on the retained residual tranche from UCB’s commercial real estate loan securitization. In addition, a $1.4 million charge was recorded during the first quarter of 2008 for a lower of cost or market adjustment on commercial real estate loans held for sale. Gain on sale of loans decreased to $1.8 million for the nine months ended September 30, 2008, from $7.2 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions.
Noninterest Expense. Noninterest expense increased $19.3 million, or 14.8%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. For the nine months ended September 30, 2008, personnel and occupancy expenses increased $17.3 million or 19.8% related to the acquisitions of UCB China in December 2007 and The Chinese American Bank in May 2007 as well as the additional cost of supporting the Company’s commercial banking business and the expansion of the Company’s infrastructure. Included in noninterest expense for the nine months ended September 30, 2008, was a foreign exchange gain of $6.1 million compared to a $432,000 loss for the same period in 2007. These gains arose primarily due to the remeasurement of non-U.S.-dollar-denominated financial assets and liabilities on UCB China’s balance sheet, as the functional and reporting currency of UCB China is currently the U.S. dollar.
Income Tax Expense. The effective tax rate for the nine months ended September 30, 2008, was (438.3)% compared with 35.4% for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008, was a benefit and was greater in absolute amount because the impact of tax benefit items from tax-exempt income, low income housing tax credits, the fact that UCB China income is taxed at a lower rate in China, and California net interest deductions had a greater impact on the relatively lower pretax amounts for 2008 as compared to 2007. The income tax benefit for the nine months ended September 30, 2008, included the tax benefit from the impairment charges on the GSE investment securities.
BALANCE SHEET ANALYSIS
Investment Securities
The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at September 30, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Market	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses
Investment securities available for sale:
Agency preferred stock	$1,251	$—	$—	$1,251	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	26,069	3,710	(5,948)	23,831	7,975	(1,476)	8,963	(4,472)	16,938	(5,948)
U.S. Government sponsored enterprises notes	677,797	28	(18,589)	659,236	649,208	(18,589)	—	—	649,208	(18,589)
Municipals	278,587	24	(36,140)	242,471	218,610	(31,777)	20,977	(4,363)	239,587	(36,140)
Other	10,000	—	(1,703)	8,297	—	—	8,297	(1,703)	8,297	(1,703)

Total investment securities available for sale	993,704	3,762	(62,380)	935,086	875,793	(51,842)	38,237	(10,538)	914,030	(62,380)

Mortgage-backed securities available for sale:
FNMA	485,919	1,340	(6,247)	481,012	325,602	(4,363)	66,224	(1,884)	391,826	(6,247)
GNMA	440,458	24	(8,177)	432,305	378,077	(7,626)	16,917	(551)	394,994	(8,177)
FHLMC	167,243	—	(6,763)	160,480	82,520	(3,305)	77,957	(3,458)	160,477	(6,763)
CMBS	340,173	—	(12,077)	328,096	328,096	(12,077)	—	—	328,096	(12,077)
Other	166,765	102	(7,866)	159,001	106,328	(4,020)	42,470	(3,846)	148,798	(7,866)

Total mortgage-backed securities available for sale	1,600,558	1,466	(41,130)	1,560,894	1,220,623	(31,391)	203,568	(9,739)	1,424,191	(41,130)

Total investment and mortgage-backed securities available for sale	2,594,262	5,228	(103,510)	2,495,980	2,096,416	(83,233)	241,805	(20,277)	2,338,221	(103,510)

Investment securities held to maturity:
Municipal securities	185,399	1,500	(7,256)	179,643	113,592	(7,034)	1,513	(222)	115,105	(7,256)

Mortgage-backed securities held to maturity:
FNMA	3,790	—	(92)	3,698	—	—	3,698	(92)	3,698	(92)
GNMA	49,183	—	(995)	48,188	37,959	(598)	10,229	(397)	48,188	(995)
FHLMC	322	—	(8)	314	—	—	314	(8)	314	(8)

Total mortgage-backed securities held to maturity	53,295	—	(1,095)	52,200	37,959	(598)	14,241	(497)	52,200	(1,095)

Total investment and mortgage-backed securities held to maturity	238,694	1,500	(8,351)	231,843	151,551	(7,632)	15,754	(719)	167,305	(8,351)

Total securities	$2,832,956	$6,728	$(111,861)	$2,727,823	$2,247,967	$(90,865)	$257,559	$(20,996)	$2,505,526	$(111,861)

The investment portfolio increased by $274.8 million in the nine months ended September 30, 2008. This increase is primarily due to purchases of GNMA securities and GSE discount notes during the first half of 2008.
As of September 30, 2008, the amortized cost and the market value of the available for sale investment securities portfolio were $2.59 billion and $2.50 billion, respectively. The total net of tax unrealized loss on these securities was $59.9 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net unrealized loss of $6.9 million, has not been recognized in the financial statements as of September 30, 2008. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of collateralized debt obligations, mortgage-backed securities and municipal securities. The unrealized losses associated with these securities resulted from rising interest rates subsequent to purchase. The unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach maturity.
On a quarterly basis, the Company makes an assessment to determine whether there has been any credit or economic events to indicate that a security with an unrealized loss in the Company’s investment portfolio is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, the intent and ability for the Company to hold the debt security for a period of time sufficient for a recovery in value, recent downgrades in external credit ratings and other current events specific to the issuer or industry.
Monoline insurers provide credit enhancement to capital market transactions. The current economic and credit market environment has severely affected the financial strength of some of these financial guarantors. The Company’s exposure to monoline insurers is limited to municipal bonds that are insured by monolines and the senior

CMBS bond from our 2007 commercial real estate loan securitization. At September 30, 2008, municipal bonds insured by monolines had an amortized cost of approximately $386.9 million and the senior CMBS bond had an amortized cost of $318.9 million. There were no losses related to these exposures that needed to be reflected in the results for the three month and nine month periods ended September 30, 2008. Furthermore, the monoline insurer for the senior CMBS bond was AAA-rated by Fitch, Moody’s, and Standard & Poor’s as of September 30, 2008.
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

Loans
The components of UCB’s loans held in portfolio for each major loan category at September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$2,638,119	$2,317,501
Secured by real estate — multifamily	1,189,195	1,186,177
Construction	1,943,729	1,666,550
Business	2,515,760	2,076,597

Total commercial	8,286,803	7,246,825

Consumer:
Residential mortgage (one-to-four family)	493,065	518,674
Other	83,499	66,651

Total consumer	576,564	585,325

Loans held in portfolio (1)	8,863,367	7,832,150
Allowance for loan losses	(120,278)	(80,584)

Loans held in portfolio, net	$8,743,089	$7,751,566

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $12.9 million and $17.9 million at September 30, 2008, and December 31, 2007, respectively.
During the nine months ended September 30, 2008, loans held in portfolio increased by $1.03 billion. This increase resulted primarily from organic growth in commercial loans, which was offset by a transfer of commercial real estate loans of $33.4 million from held in portfolio to held for sale. Commercial loans at September 30, 2008, increased 14.4% from the December 31, 2007, balance. Consumer loans decreased 1.5% at September 30, 2008, from the December 31, 2007, balance.
At September 30, 2008, and December 31, 2007, UCB had cash secured loans of $308.2 million and $284.5 million, respectively, which were primarily commercial business loans.
During the nine months ended September 30, 2008, UCB transferred $40.3 million of loans from held in portfolio to held for sale. In addition, during the nine months ended September 30, 2008, UCB transferred at market value, from held for sale to held in portfolio, $156.2 million of loans that did not attract a potential buyer or meet our pricing requirements. The loans held for sale for each major loan category at September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial:
Secured by real estate — nonresidential	$654	$175,474
Business	—	1,109

Total commercial	654	176,583

Consumer:
Residential mortgage (one-to-four family)	—	927

Loans held for sale (1)	654	177,510
Valuation allowance	—	(373)

Net loans held for sale	$654	$177,137

(1)	Amounts reflect net unamortized deferred loan fees of $(3,000) and $322,000 at September 30, 2008, and December 31, 2007, respectively.
New loan commitments related to loans held for sale and held in portfolio for the three and nine months ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loans held for sale:
Commercial:
Secured by real estate — nonresidential	$10,592	$12,535	$10,592	$36,433

Consumer:
Residential mortgage (one-to-four family)	—	278	—	1,956

Total loans held for sale commitments (1)	10,592	12,813	10,592	38,389

Loans held in portfolio:
Commercial:
Secured by real estate — nonresidential	292,249	287,020	709,702	820,479
Secured by real estate — multifamily	31,429	80,655	270,721	304,176
Construction	94,999	276,102	420,113	955,765
Business	194,204	258,712	934,773	826,273

Total commercial loans	612,881	902,489	2,335,309	2,906,693

Consumer:
Residential mortgage (one-to-four family)	28,323	47,823	124,887	125,289
Other	15,607	12,040	44,105	30,072

Total consumer loans	43,930	59,863	168,992	155,361

Total loans held in portfolio commitments (1)	656,811	962,352	2,504,301	3,062,054

Total loan commitments (1)	$667,403	$975,165	$2,514,893	$3,100,443

(1)	Amounts do not reflect commitments related to loan participations.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest type for each major loan category at September 30, 2008, were as follows (dollars in thousands):

		Intermediate
	Adjustable	Fixed	Fixed	Total
Commercial:
Secured by real estate — nonresidential	$1,150,253	$440,362	$1,057,783	$2,648,398
Secured by real estate — multifamily	392,067	680,001	114,690	1,186,758
Construction	1,813,625	—	134,523	1,948,148
Business	2,313,713	10,337	191,908	2,515,958

Total commercial	5,669,658	1,130,700	1,498,904	8,299,262

Consumer:
Residential mortgage (one-to-four family)	85,677	215,703	192,103	493,483
Other	79,967	—	3,568	83,535

Total consumer	165,644	215,703	195,671	577,018

Gross loans held in portfolio (1)	$5,835,302	$1,346,403	$1,694,575	$8,876,280

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $12.9 million at September 30, 2008.
Adjustable-rate loans increased $835.0 million from December 31, 2007, to September 30, 2008. Intermediate fixed-rate loans increased $66.1 million from December 31, 2007, to September 30, 2008. Fixed-rate loans increased $125.1 million from December 31, 2007, to September 30, 2008.
Deposits
The balances and rates paid for categories of deposits at September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
NOW, checking and money market accounts	$2,136,864	1.19%	$2,417,630	1.91%
Savings accounts	818,421	1.48	986,664	1.94
Time deposits:
Less than $100,000	2,840,799	3.42	1,423,935	4.48
$100,000 or greater	2,734,086	3.23	2,953,011	4.60

Total time deposits	5,574,885	3.33	4,376,946	4.56

Total deposits	$8,530,170	2.61%	$7,781,240	3.40%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At September 30, 2008, 65.4% of UCB’s deposits were time deposits, 25.0% were negotiable order of withdrawal (“NOW”) accounts, checking and money market accounts, and 9.6% were savings accounts. By comparison, at December 31, 2007, 56.2% of UCB’s deposits were time deposits, 31.1% were NOW accounts, checking and money market accounts, and 12.7% were savings accounts. With the exception of state and federal government entities contributing 6.6% and 6.8% to total deposits as of September 30, 2008, and December 31, 2007, respectively, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.
Included in time deposits at September 30, 2008, are $2.73 billion of deposits of $100,000 or greater, compared to $2.95 billion at December 31, 2007. Such deposits made up 32.1% of total deposits at September 30, 2008, compared to 38.0% at December 31, 2007. Also included in time deposits are $824.0 million and $163.5 million of brokered deposits at September 30, 2008, and December 31, 2007, respectively.
Borrowings
Borrowings as of and for the nine months ended September 30, 2008, and the year ended December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Securities sold under agreements to repurchase:
Average balance outstanding	$740,591	$400,615
Maximum amount outstanding at any month end period	850,000	650,000
Balance outstanding at end of period	700,000	650,000
Weighted average interest rate during the period	3.84%	4.21%
Weighted average interest rate at end of period	3.79%	4.04%
Weighted average remaining term to maturity at end of period (in years)	7.95	8.63

Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$656,986	$299,713
Maximum amount outstanding at any month end period	806,815	637,787
Balance outstanding at end of period	550,398	414,532
Weighted average interest rate during the period	2.88%	5.15%
Weighted average interest rate at end of period	2.91%	4.05%
Weighted average remaining term to maturity at end of period (in years)	0.26	0.08

Federal funds purchased:
Balance outstanding at end of period	$—	$78,000

Long-term borrowings:
FHLB advances and other long-term borrowing:
Average balance outstanding	$1,379,505	$1,113,881
Maximum amount outstanding at any month end period	1,547,668	1,372,190
Balance outstanding at end of period	1,547,668	1,372,190
Weighted average interest rate during the period	4.40%	4.69%
Weighted average interest rate at end of period	4.11%	4.57%
Weighted average remaining term to maturity at end of period (in years)	4.62	5.2
UCB maintains borrowing lines with certain correspondent banks and brokers and with the FHLB to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.92 billion and $1.57 billion of FHLB advances outstanding at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, UCB had $534.4 million of additional FHLB borrowings available for future borrowing capacity.
Subordinated Debentures
UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006 and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.5 million and $406.6 million of subordinated debentures outstanding at September 30, 2008, and December 31, 2007, respectively.
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
We evaluate risk through various management committees with the oversight of the Board of Directors. The key risk management committees of the Company are:
•	Enterprise Risk Management Committee, which reviews credit, operational, market and liquidity risk;

•	Credit Risk Management Committee, which reviews credit policies, products and problem assets risk;

•	Portfolio Review Committee, which monitors, controls, and maintains UCB’s credit risk profile;

•	Market Risk Management Committee, which reviews securities, loans and borrowings to assess yield, and interest rate and market risk;

•	Operational Risk Management Committee, which reviews those risks not covered by the Credit Risk Management and Market Risk Management Committees; and

•	Securities Committee, which reviews and analyze the investment activities and strategies of UCB.
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
Another aspect of UCB’s credit risk management strategy is to maintain diversification and to reduce geographic concentration in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial:
Secured by real estate — nonresidential	$2,638,119	29.76	$2,317,501	29.59
Secured by real estate — multifamily	1,189,195	13.42	1,186,177	15.14
Construction	1,943,729	21.93	1,666,550	21.28
Business	2,515,760	28.38	2,076,597	26.51

Total commercial	8,286,803	93.49	7,246,825	92.52

Consumer:
Residential mortgage (one-to-four family)	493,065	5.57	518,674	6.62
Other	83,499	0.94	66,651	0.86

Total consumer	576,564	6.51	585,325	7.48

Loans held in portfolio (1)	$8,863,367	100.00	$7,832,150	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $12.9 million and $17.9 million at September 30, 2008, and December 31, 2007, respectively.
UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. During the nine months ended September 30, 2008, $60.8 million in commercial real estate loans were sold.
Since the credit market disruption began in the latter half of 2007, during the nine months ended September 30, 2008, the Company elected to transfer $150.5 million in commercial real estate loans that were originally intended for sale to loans held in portfolio, based on the view that the underlying credit spreads on these loans represented attractive longer term returns. These loans were transferred at fair value and are no longer being marketed.
UCB also manages its loans held in portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.
Because of our prudent lending and credit risk management practices, we have largely avoided offering many of the products offered by others in the mortgage industry, such as negative amortizing mortgages or option adjustable rate mortgages. In addition, we continually monitor, evaluate and modify our credit practices to address unacceptable levels of risk as they are identified.
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
OREO is acquired primarily through, or in lieu of foreclosure on, loans secured by real estate and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

UCB’s nonperforming assets from loans held in portfolio and OREO as of September 30, 2008, and December 31, 2007, were as follows (dollars in thousands):

	September 30,	December 31,
	2008	2007
Commercial loans:
Secured by real estate — nonresidential	$18,467	$18,086
Secured by real estate — multifamily	6,938	4,032
Construction	187,873	15,799
Business	16,828	14,713

Total commercial loans	230,106	52,630

Consumer loans:
Residential mortgage (one-to-four family)	1,306	349
Other	792	206

Total consumer loans	2,098	555

Total nonaccrual loans from loans held in portfolio	232,204	53,185
Other real estate owned	19,377	3,844

Total nonperforming assets (1)	$251,581	$57,029

Nonperforming assets to total assets	1.93%	0.48%
Nonaccrual loans to loans held in portfolio	2.62	0.68
Nonperforming assets to loans held in portfolio and other real estate owned	2.83	0.73

Loans held in portfolio	$8,863,367	$7,832,150
Gross interest income recognized on impaired loans	972	139
Gross interest income not recognized on nonaccrual loans	12,417	1,877
Accruing loans contractually past due 90 days or more	61,498	33,381
Loans classified as troubled debt restructurings and not included above	8,314	8,446

(1)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.
The level of UCB’s nonperforming assets increased as of September 30, 2008, compared to December 31, 2007. The increase was a result primarily of a downgrade in construction loans following the review of UCB’s residential construction loan portfolio in distressed areas located in California and Nevada beginning the first quarter of 2008 and continuing through the second and third quarters of 2008.
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
At September 30, 2008, and December 31, 2007, UCB’s total loan balance outstanding in loans that were considered to be impaired was $388.8 million and $83.2 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At September 30, 2008, the allowance for loan losses included $26.9 million for impaired loans with a $106.9 million recorded investment. At December 31, 2007, the allowance included $7.9 million for impaired loans with a recorded total in loan balance outstandings of $32.4 million.
Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Additional downgrades in classification and impairments might require additional specific valuation allowances in excess of those recognized as of September 30, 2008. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future, which could in turn have an adverse impact on our financial position and results of operations.
The level of UCB’s OREO increased as of September 30, 2008, compared to December 31, 2007, primarily due to foreclosures on construction loans.
Allowances for Credit Losses
Allowance for Loan Losses. The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the three and nine months ended September 30, 2008 and 2007 were as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period:
Allowance for loan losses	$109,132	$67,739	$80,584	$62,015
Allowance for losses — unfunded commitments	5,337	4,968	4,793	6,833

Total allowance for losses at beginning of period	114,469	72,707	85,377	68,848

Acquired allowance for loan losses	—	—	—	3,825
Provision for loan losses	43,221	3,010	110,853	6,156

Charge-offs:
Commercial:
Secured by real estate — nonresidential	(2,109)	(50)	(4,723)	(66)
Secured by real estate — multifamily	(110)	(59)	(300)	(59)
Construction	(27,415)	—	(57,050)	—
Business	(1,985)	(2,991)	(7,944)	(6,340)

Total commercial	(31,619)	(3,100)	(70,017)	(6,465)

Consumer:
Other	(22)	—	(302)	(9)

Total charge-offs	(31,641)	(3,100)	(70,319)	(6,474)

Recoveries:
Commercial:
Secured by real estate — nonresidential	248	943	260	954
Construction	—	—	1	—
Business	334	(136)	425	112

Total commercial	582	807	686	1,066

Consumer:
Other	6	—	40	3

Total recoveries	588	807	726	1,069

Net charge-offs	(31,053)	(2,293)	(69,593)	(5,405)

Total allowance for losses at end of period	$126,637	$73,424	$126,637	$73,424

Allowance for loan losses	$120,278	$68,540	$120,278	$68,540
Allowance for losses — unfunded commitments	6,359	4,884	6,359	4,884

Total allowance for losses at end of period	$126,637	$73,424	$126,637	$73,424

Allowance for loan losses to loans held in portfolio	1.36%	0.89%	1.36%	0.89%
Net charge-offs to average loans held in portfolio(1)	1.40	0.12	1.10	0.10

(1)	Calculated on an annualized basis.

The allowance for loan losses increased $39.7 million from $80.6 million at December 31, 2007, to $120.3 million at September 30, 2008. The increase is due primarily to a $110.9 million provision for loan losses recorded in the nine months ended September 30, 2008, of which $67.6 million was recorded during the first and second quarters of 2008 and $43.2 million during the third quarter of 2008. The increased provision for loan losses during the first quarter of 2008 was the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that include Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter. Also, $4.2 million of this quarter's provision was associated with increased commercial lending reserves for one commercial loan. In addition, provision for loan losses during the second quarter was necessitated by the high level of charge-offs. The provision for the third quarter of 2008 was primarily due to further softening in the residential construction markets in California. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. The increase in the loan loss provision for the nine months ended September 30, 2008, was partially offset by net charge-offs of $69.6 million, of which $31.1 million of the net charge-offs occurred during the third quarter of 2008.
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
Allowance for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve increased $1.6 million from December 31, 2007, due to increased reserves for unfunded commitments related to criticized loans and growth in the trade finance business. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets. Commitments to extend credit at September 30, 2008, and December 31, 2007, were $2.50 billion and $2.69 billion, respectively.
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
UCB also manages market risk through changing the composition of its assets by selling loans to reduce geographic concentration and provide liquidity, adjusting the relative size of its investment securities portfolio, which are predominately fixed-rate, and replenishing the investment securities portfolio with securities of specific durations and final maturities. UCB also manages the composition of its liabilities by choosing borrowings with longer or shorter expected maturities.
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
The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, at September 30, 2008, has not changed substantially from December 31, 2007. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Elements” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for the percentage change and UCB’s NPV and net interest income table.
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

Liquidity Risk
Liquidity Management. Liquidity is the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet the needs and accommodate fluctuations in asset and liability levels due to changes in our business operations or unanticipated events.
We manage liquidity at two levels. The first is the liquidity of UCBH. The second is the liquidity of UCB and its subsidiaries. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income, debt and preferred stock issuances. UCB’s cash requirements consist primarily of funding loans and deposit maintenance such as interest payments and deposit withdrawals. UCB’s primary source of funding is its core deposits.
We develop and maintain contingency liquidity funding plans for both UCBH and UCB liquidity positions. These plans were developed to address the occurrence of certain low probability but high severity threats that the Company might face. The plans have been developed to project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline staged responses and procedures to deteriorating liquidity market conditions for effectively managing through the problem period. The plans define roles and responsibilities and are reviewed no less than annually; however, specific market conditions, whether national, regional or international in nature, may warrant more frequent responses in order to address unique liquidity pressures.
Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.
For the nine months ended September 30, 2008, UCBH received $18.5 million in dividends from UCB. At September 30, 2008, $277.1 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. While we have no current expectation that these two conditions will change, should a change take place in the future, the source of funding to UCBH may become more limited or even unavailable.
As mentioned earlier, UCB’s primary source of funding is its deposits. For the nine months ended September 30, 2008, deposit increases resulted in net cash inflows of $731.9 million. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.
UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.92 billion and $1.57 billion of FHLB advances outstanding at September 30, 2008, and December 31, 2007, respectively. At September 30, 2008, UCB had $534.4 million of additional FHLB borrowings available for future borrowing capacity. At September 30, 2008, UCB had $700.0 million of securities sold under agreements to repurchase.
At September 30, 2008, the Company had $450.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.47 billion in long-term advances mature between January 23, 2009, and November 30, 2020. As of September 30, 2008, $800.0 million of these advances may be terminated at the option of the FHLB. For the nine months ended September 30, 2008, the activity in short-term FHLB borrowings resulted in a net cash inflow of $64.0 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.
UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the nine months ended September 30, 2008, loan sales provided $99.9 million in net cash inflows.
While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the nine months ended September 30, 2008, investment securities activities resulted in an increase in investment securities holdings and a net cash outflow of $175.7 million.
Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the nine months ended September 30, 2008, net loan growth resulted in a net cash outflow of $1.14 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.
One ratio that can be used to monitor the stability of our funding composition is the “loan to deposit ratio.” This ratio reflects the percent of loans that are funded by our interest and noninterest bearing deposits, which we consider to be relatively stable funding sources. A ratio below 100% indicates that our loan portfolio is completely funded by such deposits. The ratio was 104% and 102% as of September 30, 2008, and December 31, 2007, respectively.
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
On September 11, 2008, Moody’s Investors Service (“Moody’s”) affirmed the ratings of UCB but placed the ratings on negative outlook.
As of September 30, 2008, the Company’s senior unsecured credit ratings were as follows:

Name of Rating Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Negative
As of September 30, 2008, United Commercial Bank’s senior unsecured credit ratings were as follows:

Name of Rating Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Negative
Moody’s	P-2	Baa2	Negative
CAPITAL MANAGEMENT
The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of September 30, 2008, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized.”
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
Total stockholders’ equity at September 30, 2008, was $1.15 billion, an increase of 18.7% over the $967.1 million at December 31, 2007. The increase reflects the retention of earnings, the issuances of new shares of stock in connection with the completion of the first phase under the Investment Agreement with China Minsheng Banking Corp., Ltd. on March 5, 2008, and the issuance on June 11, 2008, of 135,000 shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at September 30, 2008, and December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
United Commercial Bank:
Tier 1 leverage	7.66%	7.42%
Tier 1 risk-based capital	9.36	8.55
Total risk-based capital	11.82	10.80

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	8.25%	7.39%
Tier 1 risk-based capital	10.05	8.51
Total risk-based capital	12.51	10.76
The increase in the risk-based capital ratios as of September 30, 2008, compared to December 31, 2007, relates primarily to the infusion of $95.7 million of new capital from China Minsheng Banking Corp., Ltd. in March, 2008, and the infusion of $130.3 million from the sale of shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock in June, 2008. For more information regarding the issuance of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock see Note 12 of the Notes to Consolidated Financial Statements.
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
UCB’s wholly owned subsidiaries, UCB China and UCB Investment Services, are both subject to regulatory capital requirements. As of September 30, 2008, and December 31, 2007, both subsidiaries met or exceeded such requirements.
UCBH has continuously paid quarterly dividends on its common stock since 2000 and on its Series B Preferred Stock beginning the third quarter of 2008. UCBH paid out dividends of $0.12 per share of common stock for a total payment of $12.0 million for the nine months ended September 30, 2008. UCBH paid out dividends of $22.19 per share of Series B Preferred Stock for a total payment of $3.0 million in the third quarter of 2008. The payment of dividends totaling $15.0 million during 2008 had the effect of reducing the Company’s Tier 1 leverage ratio by 12 basis points and the total risk-based capital ratio by 15 basis points.
Recently enacted federal legislations, actions by the Secretary of the Treasury and announcements by the Federal Deposit Insurance Corporation and the Federal Reserve System are recent government efforts to strengthen confidence and encourage liquidity in the nation’s banking system. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guaranty Program (“TLGP”) that provides unlimited deposit insurance until December 31, 2009 on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions are automatically enrolled in the program for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by November 12, 2008. After the initial period, fees will be assessed to the participating entities. UCBH is one of the eligible institutions that will participate in the TLGP.
The new FDIC insurance limit may cause a change in the level and composition of the Company’s deposit accounts which directly impacts UCBH’s funding cost and net interest margin.
On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the Treasury authority to deploy up to $750 billion into the financial system with the goal of improving liquidity in the financial markets. On October 14, 2008, the Treasury announced a voluntary TARP CP Program, pursuant to which the Treasury may purchase equity securities of eligible U.S. financial institutions, to enable such financial institutions to build capital and increase the flow of financing to U.S. businesses and consumers and thereby support the U.S. economy. On October 24, 2008, the Company received preliminary approval for the sale of $298 million in preferred stock to the Treasury under the Treasury’s CP Program.
Under the program, the Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program will be available to qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate before 5:00 pm (EDT) on November 14, 2008.
The minimum subscription amount available to a participating institution is 1 percent of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3 percent of risk-weighted assets. The Treasury will fund the senior preferred shares purchased under the program by year-end 2008.
Under the terms of the CP Program, senior preferred shares purchased by the Treasury will qualify as Tier 1 capital and will rank senior to common stock and pari passu, which is at an equal level in the capital structure, with the participating financial institution’s existing preferred shares, other than preferred shares which by their terms rank junior to any other existing preferred shares. The senior preferred shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The senior preferred shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The senior preferred shares will be callable at par after three years. Prior to the end of three years, the senior preferred may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury may also transfer the senior preferred shares to a third party at any time. In conjunction with the purchase of senior preferred shares, The Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, calculated on a 20-trading day trailing average.
Institutions participating in the program must adopt the Treasury Department’s standards for executive compensation and corporate governance, for the period during which Treasury holds equity issued under the CP Program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.
The participating institutions also must meet certain standards, including: (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on the financial institution from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Treasury has issued interim final rules for these executive compensation standards.
UCBH, identified as one of the qualifying U.S. institutions, submitted an application to the Treasury to participate in the TARP CP Program. On October 24, 2008, the Company received preliminary approval for an investment of $298 million in senior preferred shares from the Treasury to participate in the Treasury’s CP Program. The Treasury will fund the senior preferred shares purchased under the program by year-end 2008. The senior preferred shares will qualify as Tier 1 capital for risk–based capital purposes. The terms of the Treasury preferred stock program may result in restricting the UCBH’s future capital management practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures regarding market risks in our portfolio, see the discussion under “Market Risk Management” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Item 4. Controls and Procedures
At the end of the period covered by this report, UCBH Holdings, Inc. (“UCBH”; UCBH, United Commercial Bank and United Commercial Bank’s wholly owned subsidiaries are collectively referred to as the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including UCBH’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) promulgated by the SEC under the Securities and Exchange Act of 1934, as amended. Based on this evaluation, UCBH’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
During the quarter ended June 30, 2008, the Company implemented a new general ledger system. This implementation was part of our routine and ongoing process of modifying, upgrading and enhancing our financial systems and was not in response to any internal control deficiency. The Company reviewed the internal controls affected by the new general ledger system, modified internal controls that were impacted by the new system, and has successfully tested those internal control changes. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
UCBH Holdings, Inc. and its subsidiaries, have been a party to litigation incidental to various aspects of their operations in the ordinary course of business. Management is not currently aware of any litigation that will have a material adverse impact on UCBH Holdings, Inc. and subsidiaries’ consolidated financial position or their consolidated results of operations.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which could materially affect our business, financial condition and/or future operating results.
As of September 30, 2008, there have been no material changes to the risk factors presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. However, the risks described therein are not necessarily the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse affect on our business, financial position and/or future operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005

2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005

2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005

2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006

2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG — Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007

2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007

3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004

3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.1	March 29, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003

4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998

4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998

4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998

4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998

4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998

4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998

4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998

4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003

4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	4.8	November 9, 2005

4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007

4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007

4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007

4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as trustee, dated June 21, 2007	10-Q	000-24947	4.13	August 9, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.14	Amendment No. 1 to Rights Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and Mellon Investor Services LLC	8-K	000-24947	4.1	March 6, 2008

4.15	Certificate of Designations of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock	8-K	000-24947	3.1	June 11, 2008

10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004

10.2	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.1	May 1, 2008

10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004

10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui and certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	May 2, 2007

10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005

10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

10.7	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	August 15, 2007

10.8	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007

10.9	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006

10.10	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.2	August 15, 2007

10.11	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.3	August 15, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.12	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007

10.13	Investment Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.1	March 6, 2008

10.14	Investor’s Rights and Standstill Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.2	March 6, 2008

10.15	Voting Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.3	March 6, 2008

10.16	Purchase Agreement, dated June 5, 2008, between UCBH Holdings, Inc. and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the underwriters listed on Schedule A thereto, relating to the purchase of UCBH Holdings, Inc.’s Series B Preferred Stock	8-K	000-24947	1.1	June 11, 2008

10.17	Letter Agreement dated September 22, 2008 between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd. regarding the Investment Agreement and Investor’s Rights and Standstill Agreement					✓

14.1	Code of Conduct, as amended on August 14, 2004	8-K	000-24947	14.1	September 1, 2004

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu					✓

31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Craig S. On					✓

32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Craig S. On					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UCBH HOLDINGS, INC.

Date: November 10, 2008	/s/ Thomas S. Wu Thomas S. Wu
Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ Craig S. On Craig S. On
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)