Form 10-K
period 2008-12-31
UCBH HOLDINGS INC
filed 2009-03-16
CIK 1061580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2008.
OR
☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Common Stock, Par Value $0.01 Per Share

Name of each exchange on which registered:
The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant is $245,025,266 and is based upon the last sales price as quoted on the NASDAQ Global Select Market as of June 30, 2008.

As of January 31, 2009, the Registrant had 120,436,096 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the May 21, 2009, Annual Meeting of Stockholders is incorporated by reference into Part III.

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

These forward-looking statements are based upon management’s current beliefs and expectations and are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. These forward-looking statements are also inherently subject to significant business, economic and competitive uncertainties, risks and contingencies, many of which are difficult to predict and generally beyond management’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change and actual results, performance or achievements may be materially different from the anticipated results, performance or achievements discussed, expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•	local, regional and international business, economic and political conditions and geopolitical events;
•	changes in trade, monetary and fiscal policies and laws;
•	changes in financial market conditions, either nationally or internationally, in areas in which the Company conducts its operations;
•	the Company’s ability to successfully execute its business plans and achieve its objectives, including the ability to deal effectively with an economic slowdown or other economic or market difficulty;
•	changes in securities and capital markets behavior, including changes in market liquidity and volatility;
•	changes in interest rates and the resultant impact on our net interest margin;
•	changes in investor sentiment or consumer spending and savings behavior;
•	changes in the credit quality of the Company’s customers;
•	deterioration in asset or credit quality;
•	deposit renewals and ability to attract and retain core deposits;
•	the availability and cost of capital;
•	ability to manage effectively liquidity;
•	credit ratings assigned to the Company or is subsidiaries;
•	the Company’s reputation;
•	increases in the level of losses, customer bankruptcies, claims or assessments;
•	asset and liability sensitivity of our balance sheet;
•	the potential effects of technological changes;
•	the effects of potential deficiencies of the Company’s operational infrastructure;
•	acquisitions and integration of acquired businesses;
•	further expansion into China, as well as new Asia Pacific market areas;
•	legislation or regulatory changes, both domestically as well as internationally, which adversely affect the Company’s operations and businesses;
•	the Company’s ability to meet regulatory requirements;
•	success in gaining regulatory approvals, when required;
•	new litigation or changes in existing litigation;
•	adequacy of the Company’s risk management framework;
•	loss of key management personnel;
•	changes in accounting principles generally accepted in foreign countries in which the Company has operations; and
•	changes in accounting principles generally accepted in the United States of America.

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

In 2007, the Company completed two acquisitions; CAB Holding, LLC (“CAB”), the holding company of The Chinese American Bank, a New York state-chartered bank, and Business Development Bank Ltd. (“BDB”), now United Commercial Bank (China) Limited (“UCB China Ltd”), a wholly foreign owned enterprise established and existing under the laws of the People’s Republic of China. As of the acquisition date, CAB’s total assets were $357.2 million and total deposits were $312.4 million. The acquisition included three branches in the New York area. As of the acquisition date, UCB China Ltd’s total assets were $338.7 million and total deposits were $30.5 million. The acquisition included branches in Shanghai and Shantou, China and representative offices in Beijing and Guangzhou, China. UCB infused $65 million in capital into UCB China Ltd at the closing of the acquisition.

We intend to continue to expand within our existing markets and move into new markets by developing new product offerings, opening new branches and/or acquiring financial institutions in existing markets, and entering into and/or acquiring financial institutions in other markets with high concentrations of Asians in keeping with our capital requirements and management abilities.

Market Area

We have been expanding to develop a nationwide presence to provide services to companies doing business in China and to enhance our local presence in Asian communities. These areas include the San Francisco Bay Area and the Sacramento/Stockton, Los Angeles, Atlanta, Boston, Houston, New York and Seattle metropolitan areas. We currently have fifty-one branches/offices in the State of California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, a branch in Houston, nine in the New York metropolitan area, two in the Seattle metropolitan area and branches in Hong Kong, Shanghai and Shantou, China. We also have representative offices in

Shenzhen, Beijing, and Guangzhou, China and Taipei, Taiwan. Our Northern and Southern California locations encompass twenty-nine and twenty-two branches/offices, respectively.

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

We also provide a wide range of specialized services, including merchant bankcard services, cash management services, private client services, brokerage investment products and services, business credit card services, foreign exchange services, and online banking services. In addition, we provide trade finance facilities for customers involved in the import and/or export of goods principally between Asia and the United States.

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

UCB has ten wholly owned subsidiaries. United Commercial Bank (China) Limited was acquired during the fourth quarter of 2007. United Commercial Bank (China) Limited is a foreign owned bank incorporated in China whose primary business efforts are on the small and medium size enterprise corporate sector in China, which include private companies and businesses with annual revenues in the $7 million to $70 million revenue range. California Canton International Bank (Cayman) Ltd. which was acquired as part of the BCC transaction in 2002 provides banking services and has deposits and assets consisting of cash and investment securities. UCBIS is a registered broker-dealer with the United States Securities and Exchange Commission and is a member of the National

Association of Securities Dealers, Inc. UCBAM provides professional investment management services to high-net-worth clients. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. Of the remaining four subsidiaries of UCB, two are inactive, a third, U.F. Service Corporation acts as a trustee under deeds of trust securing promissory notes held by UCB and a fourth, United Commercial Mortgage Securities, LLC is a Delaware limited liability company organized for the purpose of serving as a private secondary mortgage market conduit.

Segment Disclosures

The disclosure regarding the Company’s segments are included in Note 32 to the Consolidated Financial Statements as set forth herein under Item 8.

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

Regulation of UCB

Bank Regulators.  UCB is a California state-chartered commercial bank and its deposits are insured by the FDIC up to the applicable legal limits. UCB is supervised, examined and regulated by the DFI, as well as by the FDIC. In addition, our wholly owned subsidiary, UCB China Ltd, is subject to the regulatory oversight of the China Banking Regulatory Commission in China (“CBRC”) and by the Hong Kong Monetary Authority for our Hong Kong branch. Our broker dealer, UCB Investment Services, is subject to the regulatory oversight of the Financial Industry Regulatory Authority. Any of these regulatory agencies may take formal enforcement action if they determine that the financial condition, capital resources, asset quality, earnings prospects, management or liquidity aspects of UCB’s operations are unsatisfactory. These agencies may also take action if UCB or its management is violating or has violated any law or regulation. No regulator has ever taken any such action against UCB in the past.

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

Deposit Insurance Assessments

On February 8, 2006, President Bush signed into law the Federal Deposit Reform Act of 2005, which reformed the deposit insurance system. The law merged the Bank Insurance Fund with the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (“DIF”). The law also granted the FDIC Board broad authority in managing the adequacy of the DIF, including the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of reserve ratio.

Prior to the enactment of the law, the FDIC charged annual assessments to insure a bank’s deposits that ranged from zero to $0.27 per $100 of domestic deposits, depending on the risk that a particular institution poses to the Deposit Insurance Fund. The final rule, effective January 1, 2007, consolidates the existing nine risk categories into four and names them Risk Categories I, II, III, and IV. Within Risk Category I, the final rule combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the final rule combines capital, asset quality, management, earnings, liquidity, and sensitivity (“CAMELS”) components with financial ratios to determine an institution’s assessment rate. For large institutions that have long-term debt issuer ratings, the final rule differentiates risk by combining CAMELS component ratings with these ratings. The final rule defines a large institution as an institution that has $10 billion or more in assets. The final rule set actual rates beginning January 1, 2007, as follows: $0.05 to $0.07 per $100 of domestic deposits for Risk I Category (most favorable category); $0.10 per $100 for Risk II Category, $0.28 per $100 for Risk III Category; and $0.43 per $100 for Risk IV Category. Currently, UCB is in the Risk I Category.

During 2008, the economic downturn and continuing troubles in the housing and construction sectors, financial markets, and commercial real estate have caused failures of FDIC-insured institutions. These recent failures have caused the reserve ratio of the DIF to fall below the required minimum threshold. Because the fund reserve fell below the required minimum and that the FDIC expects the reserve ratio to remain below the required minimum for the foreseeable future, the Reform Act required the FDIC to establish and implement a Restoration Plan to restore the reserve ratio to at least the required minimum within five years.

On October 7, 2008, the FDIC established a Restoration Plan for the DIF. In the FDIC’s view, restoring the reserve ratio to at least the required minimum requires an increase in the deposit insurance assessment rates. Since the current rates are already three basis points above the existing base rate schedule, a new rulemaking was required. The rulemaking proposed that effective January 1, 2009, current assessment rates would increase uniformly 7 basis points for the first quarter 2009 assessment period. Effective April 1, 2009, the rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates. The final rule on the assessment rate schedule for the first quarter of 2009 raises the current rates by 7 basis points for the quarterly assessment period beginning January 1, 2009.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits to restore the DIF reserves depleted by recent bank failures. The interim rule additionally reserves the right of the FDIC to charge an additional up-to-10 basis point special premium at a later point if the DIF reserves continue to fall. The FDIC also approved an increase in regular premium rates for the second quarter of

2009. For most banks this will be between 12 to 16 basis points per $100 in domestic deposits. Premiums for the rest of 2009 have not yet been set.

Capital Requirements

UCB (on a consolidated basis) is subject to the capital requirements of Part 325 of the FDIC’s Rules and Regulations — Capital Maintenance. Part 325 includes a framework that is sensitive to differences in risk between banking institutions. The amount of regulatory capital that a financial institution is required to have is dependent on its overall risk profile. The ratio of its regulatory capital to its risk-weighted assets is called the “risk-based capital ratio”. Assets and certain off-balance-sheet items are allocated into four categories based on the risk inherent of the asset and are weighted from 0% to 100%. The higher the risk-weighted asset category, the more risk UCB is subject to and thus more capital that is required. As of December 31, 2008, UCB’s total risk-based capital ratio was 14.24% compared to 10.80% at December 31, 2007.

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

In addition, the FDIC has regulations prescribing a minimum Tier 1 leverage ratio (Tier 1 capital to total adjusted assets, as specified in the regulations). The required minimum Tier 1 leverage ratio is 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization. Banks that do not meet the conditions for a 3% minimum must have a minimum Tier 1 leverage ratio of 4%. The FDIC may impose higher limits on individual institutions when particular circumstances exist, including if a bank is experiencing or anticipating significant growth. At December 31, 2008, UCB’s Tier 1 leverage ratio was 9.06% compared to 7.42% at December 31, 2007.

UCB was in compliance with the FDIC’s capital maintenance rules as of December 31, 2008 and 2007. For further discussion of UCB’s capital, refer to the Capital Management section under “Management’s Discussion and Analysis” incorporated in Part II, Item 7 and Note 22 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires the federal banking regulators to take “prompt corrective action” against undercapitalized institutions. The FDIC and the other bank regulatory agencies have established a framework of supervisory actions for insured depository institutions that are not adequately capitalized. The following capital categories have been created to define capital adequacy:

•	“Well capitalized” has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a Tier 1 leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive.
•	“Adequately capitalized” has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a Tier 1 leverage ratio of 4% or greater (3% or greater if rated Composite 1 under the “CAMELS” rating system).

•	“Undercapitalized” has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or a Tier 1 leverage ratio of less than 4% (3% if rated Composite 1 under the “CAMELS” rating system).
•	“Significantly undercapitalized” has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage capital ratio of less than 3%.
•	“Critically undercapitalized” has a ratio of tangible equity to total assets that is equal to or less than 2%.

Federal banking regulators are required to take prompt corrective action to resolve the problems of those institutions that fail to satisfy their minimum capital requirements. As an institution’s capital level falls, the level of restrictions that can be imposed by the FDIC becomes increasingly severe and the institution is allowed less flexibility in its activities.

As of December 31, 2008 and 2007, UCB was “well capitalized” under the regulatory framework for prompt corrective action.

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

On December 26, 2006, the United States banking regulators issued proposed rulemaking that revises the existing risk-based capital framework for those institutions that elect not to use the Basel II Framework. This new framework is sometimes referred to as Basel 1-A as it is anticipated to apply to banks that do not adopt the international Basel II Accord. The proposed rule would allow an institution that elected not to adopt the Basel II Accord to continue using the existing risk-based capital rules or adopt the new Basel 1-A rules. The new rules would:

•	expand the number of risk weight categories;
•	allow the use of external credit ratings to risk weight certain exposures;
•	expand the range of recognized collateral and guarantors;
•	use loan-to-value ratios to risk weight most residential mortgages;
•	increase the credit conversion factor for certain credit commitments with an original maturity of one year or less;
•	assess a charge for early amortizations in securitizations of revolving exposures; and
•	remove the 50 percent limit on the risk weight for certain derivative transactions.

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

As of the date of this document, the agencies have not published the final rule governing the adoption of a standardized approach under the Basel II Capital Accord for all non-core banks.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards are more stringent than those currently in effect under the TARP Capital Purchase Program or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

Employees

At December 31, 2008, we had 1,542 employees. None of the employees are covered by a collective bargaining agreement. The Company believes that the relationship with its employees are good.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of UCBH and UCB as of December 31, 2008. There are no family relationships between any director or executive officer and any other director or executive officer of UCBH or UCB.

Name	Age	Position with UCBH and UCB

Thomas S. Wu	50	Chairman, President and Chief Executive Officer
Craig S. On	56	Executive Vice President and Chief Financial Officer
Daniel M. Gautsch	61	Executive Vice President and Chief Risk and Compliance Officer
William J. Laraia	73	Executive Vice President and Director of the New York Region
Sylvia Loh	53	Executive Vice President and Chairman of UCB/ China Minsheng Banking Corporation Strategic Alliance Task Force
Ebrahim Shabudin	60	Executive Vice President and Chief Operating Officer and Chief Credit Officer
Ka Wah Tsui	55	Executive Vice President and General Manager, Greater China Region
David Yu	57	Executive Vice President and Director of the Southeast Region
John M. Cinderey	61	Executive Vice President and Director of Commercial Banking
John M. Kerr	62	Executive Vice President and Director of Portfolio Management and Credit Compliance
Dennis A. Lee	66	Senior Vice President, Corporate Counsel and Assistant Corporate Secretary
Jonas B. Miller	37	Senior Vice President and Treasurer
Douglas J. Mitchell	39	Senior Vice President and Director of Corporate Development and Investor Relations
Robert C. Nagel	54	Senior Vice President and Chief Audit Executive
Martha F. Perry	60	Senior Vice President and Director of Financial Planning and Analysis
Burton D. Thompson	48	Senior Vice President and Corporate Controller

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

Mr. Craig S. On was appointed Executive Vice President and Chief Financial Officer of UCBH and UCB effective October 23, 2008. Mr. On has been serving as Senior Vice President and Interim Chief Financial Officer of the Company since May 2008. Prior to that, he had served as the Company’s Deputy Chief Financial Officer since March 2008, and Senior Vice President and Corporate Controller since June 2005. Mr. On joined UCB after a twenty-one year career with the public accounting firm of Deloitte & Touche LLP, where he served in the capacity of Audit Director and oversaw the audits of commercial and community banks, investment management and hedge fund companies, as well as multi-lateral development banks and mortgage banking organizations.

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

Mr. John M. Kerr was Executive Vice President and Director of Portfolio Management and Credit Compliance of UCBH and UCB as of December 31, 2008. Prior to this appointment, he served as Senior Vice President and Chief Credit Officer since October 13, 2005. Prior to joining UCB, Mr. Kerr served as Senior Portfolio Manager for Primus Financial Products, an AAA-rated credit insurer in New York and a company in which he played a key role in building the business from a start-up in 2002 to its going public in 2004. Prior to that, Mr. Kerr was with Bank of America for 18 years, where he held senior positions in credit approval, corporate and commercial banking, private banking, and international banking. He also spent 11 years with Royal Bank of Canada in business development and credit in corporate and commercial banking, in strategic planning, and in international banking.

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

Mr. Douglas J. Mitchell was appointed Senior Vice President and Director of Corporate Development and Investor Relations of UCBH and UCB effective March 3, 2008. Mr. Mitchell joined UCB in 2004 and has been a major contributor in improving the Bank’s operations since that time. Over the past three years, he has helped the Bank implement many risk management solutions, including the Allowance for Loan Loss Methodology and Country Risk Management. He created and led the Business Technology Implementation group, which is responsible for new technology projects bank-wide, until it was transferred to IT at the end of 2006. Prior to joining UCB, Mr. Mitchell first spent seven years with ABN AMRO Bank in Chicago focusing initially on lending & retail banking and then on trading risk management, treasury, and bank ALM. Most recently, he spent seven years helping large and small banks and financial services companies implement solutions to risk management, operations, and technical accounting issues while working for Deloitte & Touche and Arthur Andersen in their Capital Markets consulting practices.

Mr. Robert C. Nagel was appointed as Senior Vice President and Chief Audit Executive of UCBH and UCB effective July 14, 2008. With 29 years of experience in banking with major financial institutions, including Wells Fargo, First Interstate, Union Bank of California and Charles Schwab, Mr. Nagel was most recently the Head of Internal Audit for the Charles Schwab Bank in San Francisco. Prior to internal audit, he held numerous positions including Relationship Manager, Regional Manager, Senior Credit Administrator and Director of Credit Review.

Ms. Martha F. Perry was appointed Senior Vice President and Director of Financial Planning & Analysis effective January 2008. Prior to this appointment she served as First Vice President and Director of Financial Planning & Analysis since November 2005. With over 35 years of financial services experience, prior to joining UCB Ms. Perry served as Vice President Finance for the Charles Schwab Corporation. Prior to that she served as the Chief Financial Officer for Civic Bank of Commerce, and also held various positions with the Federal Reserve Bank of San Francisco and Union Bank of California.

Mr. Burton D. Thompson has been Senior Vice President and Corporate Controller of UCBH and UCB effective August 1, 2008. Prior to this appointment, he served as Senior Vice President and Tax Director for the past two years. Prior to joining UCB, Mr. Thompson was Controller at Cosentino Wineries for 1 year, supporting their IPO on the London AIM exchange. Prior to that he was Controller/CFO at Charles Krug Winery for three years. That followed 15 years in public accounting, mainly with Deloitte & Touche’s tax practice and with MKF as their director of assurance services.

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

Difficult market conditions have adversely affected our industry.

Given the significance of our business in the United States, we are particularly exposed to downturns in the U.S. economy. The dramatic declines in the housing market over the past year, with falling home prices, increasing foreclosures, and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and investment securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Due to the concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity in general. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial position and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with the aforementioned events:

•	Continued or worsening of the current financial markets may cause increases in construction loan, commercial real estate and commercial business delinquencies and default rates, which could impact our provision for loan losses and charge-off levels.

•	Our ability to assess the creditworthiness of our customers or to estimate the value of our assets may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our loan portfolio or to estimate the value of certain assets such as non-investment grade securities and goodwill, requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impact the ability of our borrowers to repay their loans or impact the ultimate value of investment securities and goodwill, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the process.

•	Our ability to borrow from other financial institutions or to engage in securitization funding transactions on favorable terms or at all, could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in the financial services industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We may be required to pay significantly higher FDIC premiums as a result of current market developments potentially depleting the FDIC’s insurance fund.

•	We expect to face increased regulation of our industry as a result of the Emergency Economic Stabilization Act of 2008 (“EESA”). Compliance with such increased regulation may increase our cost of doing business and limit our ability to pursue potential business opportunities.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption since the latter part of 2007. During 2008, such volatility and disruption reached unprecedented levels. In some cases, the market disruptions have created downward pressure on stock prices and credit availability from certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital on our domestic and international businesses, financial position and results of operations.

Risks Relating to Use of Estimates and Valuations.

Management makes various estimates that affect reported amounts and disclosures in our financial statements. These estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill and identifiable intangibles, establishing our provision for loan losses, valuing equity-based compensation awards and assessing the realizability of deferred income taxes. Such estimates are based on available information and on judgments by management of the Company. As such, actual results could differ from these estimates and the differences could have a material effect on our financial statements.

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuations from outsourced service providers are generally obtained to assist the company. The valuations performed by the service providers involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the residual tranche on our collateralized mortgage backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage related asset backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations require significant estimation and judgment and are therefore subject to significant subjectivity. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity, such as those experienced during 2008 and expected to continue for 2009.

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

We plan to increase the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by continuing to establish and strengthening our personal relationships with our existing customers and by offering deposit products that are competitive with those offered by other financial institutions in our markets. We cannot provide assurance that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material effect on our business, consolidated financial position, results of operations and cash flows.

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

The Company recorded a $43.1 million writedown on its investment and mortgage-backed securities available for sale during 2008. We continue to have exposure in our investment securities portfolio and as market conditions continue to evolve, the fair value of these financial instruments could further deteriorate. In addition, recent market volatility has made it difficult to determine the fair value of certain of our investment securities and mortgage servicing rights. Further, cashflow shortfalls arising from actual prepayments and credit defaults exceeding our original estimates could in turn trigger other-than-temporary impairment in certain of our investment securities. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the value of these investment securities and mortgage servicing rights in future periods. Any of these factors could require us to take further writedowns in our investment securities portfolio, which could adversely affect our results of operations and regulatory capital in the future.

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

The Company’s performance and prospects will depend to a significant extent on the performance of its loan portfolio. There are a number of factors that could negatively impact the performance of the loan portfolio including, among others, the general political and economic conditions in the Company’s markets, significant changes in the mix of our loan products, significant changes in the interest rate environment, pressures from products and services from competitors and any negative changes in the financial condition of the individual borrowers. In addition, to the extent that the Company does not retain the customers that it acquires in its acquisitions or incurs additional expenses in retaining them, there could be adverse effects on the Company’s future consolidated financial condition and results of operations.

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

In the past three years, we have been growing our commercial business and construction loan portfolios. In addition, with a significant portion of our loans continuing to be in the state of California, a decline in local economic conditions could continue to adversely affect the value of the real estate collateral securing our loans. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a further decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would reduce our future profits and regulatory capital. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies and natural disasters.

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

We have announced that our future growth strategy could include acquiring other financial service companies. In addition, we intend to establish additional overseas offices and branches in the Asia Pacific region. We could encounter unplanned difficulties associated with integration of the operations with new acquisitions or branch expansions. These difficulties could include retaining customers, successful conversion of systems and processes, combining different corporate cultures, and retaining key employees. Any problems with integration would negatively impact the Company’s day-to-day operations and increase the costs associated with the acquisition/branch expansion, which, in turn, could negatively affect the Company’s consolidated financial condition and results of operations.

Unanticipated costs relating to the Company’s acquisitions could reduce its future earnings per share.

To the extent we make acquisitions, we face numerous risks and uncertainties with respect to combining operational, accounting and data processing systems and management controls, and in integrating relationships with business partners and customers. Unexpected transition costs or future operating expenses, as well as other types of unanticipated issues or developments, could have an adverse effect on the Company’s future results of operations and financial condition. There is no assurance that any business we acquire in the future will be successfully integrated and result in all of the positive benefits anticipated. If we are not able to integrate successfully such acquisitions, there is a risk that our results of operations and financial condition may be materially and adversely impacted. In addition, there is a risk that the goodwill arising from any acquisitions could be subject to potential impairment.

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

To fund internal growth and future acquisitions, UCBH may offer shares of its common stock to the public and future acquirees including to China Minsheng Banking Corp., Ltd. Any such offerings would have a dilutive effect on earnings per share and share ownership. In addition, there is no assurance that UCBH would be able to effectively utilize any additional capital in the manner that it has done so in the past. UCBH does not currently have any definitive understandings or plans to raise additional capital.

On October 7, 2007, UCBH and China Minsheng Banking Corp., Ltd., a Chinese joint stock commercial bank (“Minsheng”), entered into an Investment Agreement, which was amended by a letter agreement dated as of September 22, 2008 (as so amended the “Investment Agreement”). Under the Investment Agreement, upon mutual consent and regulatory approvals, Minsheng may increase its ownership to 20.0% (calculated on a post-closing basis). The issuance of shares to Minsheng may have a dilutive effect on UCBH’s earnings per share as well as change the ownership control balance of UCBH which may have an impact on the management of UCBH’s operations and future growth.

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

On November 14, 2008, UCBH issued to the Treasury, in exchange for aggregate consideration of $298.7 million, (i) 298,737 shares of UCBH’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, having a par value of $0.01 per share and a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 7,847,732 shares of UCBH’s common stock, par value $0.01 per share, at an exercise price of $5.71 per share, subject to certain anti-dilution and other adjustments.

By participating in the CP Program, the Company is subject to certain terms and conditions as well as on-going monthly reporting requirements to the FDIC that could have an impact on the Company’s business. Certain terms and conditions of the CP Program include restriction of dividend payments to the Company’s shareholders and adopting the Treasury Department’s standards for executive compensation and corporate governance. The Company’s participation in the program must adopt the Treasury Department’s standards for executive compensation and corporate governance, for the period during which Treasury holds equity issued under the CP Program. These standards generally apply to the chief executive officer, chief financial officer, plus the next three most highly compensated executive officers.

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the Federal Reserve Board’s pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the

Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The executive compensation standards are more stringent than those currently in effect under the TARP Capital Purchase Program or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2008, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program (“CAP”) announced February 10, 2009, including: (i) that the CAP will be initiated on February 25, 2009 and will include “stress test” assessments of major banks and that should the “stress test” indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP Capital Purchase Program will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the CAP program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the CAP terms, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these larger institutions may access the CAP immediately as a means to establish any necessary additional buffer or they may delay the CAP funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the CAP. The CAP program does not replace the TARP Capital Purchase Program, but is an additional program to the TARP Capital Purchase Program, and is open to eligible institutions regardless of whether they participated in the TARP Capital Purchase Program. The deadline to apply to the CAP is May 25, 2009. Recipients of capital under the CAP will be subject to the same executive compensation requirements as if they had received TARP Capital Purchase Program.

Pursuant to the American Recovery and Reinvestment Act of 2009, further compensation restrictions, including significant limitations on incentive compensation and “golden parachute” payments, have been imposed on the Company’s most highly compensated employees, which may make it more difficult for the Company to retain and recruit qualified personnel. Also, the restriction of dividend payments may result in constraining the Company’s future capital management practices.

Our outstanding preferred stock impacts net income available to our common stockholders and earnings per common share, and the TARP Warrant as well may be dilutive to holders of our common stock.

The dividends declared and the accretion on discount on our outstanding preferred stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding preferred stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.

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

Defaults by larger financial institutions could adversely affect financial markets in general.

The commercial soundness of many financial institutions may be closely interrelated as a result of credit, trading, clearing and other relationships between such institutions. As a result, concerns about, or a default or threatened default by one institution could lead to significant market-wide liquidity problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect the Company.

There can be no assurance that recently enacted legislation authorizing the United States government to take direct actions within the financial services industry will help strengthen the financial system.

During 2008, the economic downturn and continuing turmoil in the housing and construction sectors, financial markets, and commercial real estate have caused failures of FDIC-insured institutions. These recent failures have caused the reserve ratio of the DIF to fall below the required minimum threshold. Because the fund reserve fell below the required minimum and that the FDIC expects the reserve ratio to remain below the required minimum for the foreseeable future, the Reform Act required the FDIC to establish and implement a Restoration Plan to restore the reserve ratio to at least the required minimum within five years.

On October 7, 2008, the FDIC established a Restoration Plan for the DIF. In the FDIC’s view, restoring the reserve ratio to at least the required minimum requires an increase in the deposit insurance assessment rates. Since the current rates are already three basis points above the existing base rate schedule, a new rulemaking was required. The rulemaking proposed that effective January 1, 2009, current assessment rates would increase uniformly 7 basis points for the first quarter 2009 assessment period. Effective April 1, 2009, the rulemaking proposed to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and set new deposit insurance assessment rates. The final rule on the assessment rate schedule for the first quarter of 2009 raises the current rates by 7 basis points for the quarterly assessment period beginning January 1, 2009.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The legislation was the result of a proposal by the U.S. Treasury Department to the United States Congress in September 2008, in response to the financial crises affecting the banking system and financial markets, as well as the going concern threats to certain investment banks and other financial institutions. Pursuant to EESA, the Treasury will have the authority to, among other things, invest in financial institutions and deploy up to $750 billion into the financial system with the goal of improving liquidity in the financial markets. On October 14, 2008, the Treasury announced the voluntary TARP Capital Purchase Program (the “CP Program”), whereby the Treasury may purchase equity securities of eligible U.S. financial institutions, to enable such financial institutions to build capital and increase the flow of financing to U.S. businesses and consumers and thereby support the U.S. economy. In addition, in November 2008, the Temporary Liquidity Guarantee Program was enacted, which enables the Federal Deposit Insurance Corporation to temporarily guarantee newly-issued senior debt of FDIC insured institutions and their holding companies, as well as noninterest-bearing deposit transaction accounts. The behavior of depositors in regard to the new level of FDIC insurance could cause new customers to open deposit accounts at UCB. The level of composition of UCB’s deposit portfolio directly impacts UCB’s funding cost and net interest margin. There can be no assurance, however, as to the actual impact that EESA and these related actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA and these related actions to help stabilize the financial markets, coupled with a continuation or worsening of the current financial markets, could materially and adversely affect our business, financial position, results of operations, access to credit, or the trading price of our investment securities.

If we do not effectively manage liquidity, our business could be adversely affected.

Our liquidity is critical to our ability to operate our business, as well as to allow us to grow and maintain profitability. The primary sources of funding for our banking subsidiary include customer deposits and wholesale market-based funding. A compromise on liquidity can have a significant negative effect on the Company. Some potential conditions that could negatively affect the Company’s liquidity may be beyond our control and may be a result of general market disruption, negative views about the financial services industry generally, or operational problems that affect third parties, which in turn affects ourselves. Our ability to raise funding in the debt or capital markets has been and could continue to be adversely affected by economic conditions in the United States and international markets including China. As a result, we may experience diminished access to capital markets, and unforeseen outflows of cash, including customer deposits.

As a holding company, UCBH Holdings, Inc. relies on the earnings of its wholly owned subsidiary, United Commercial Bank, for its cash flow and consequent ability to pay dividends and satisfy obligations. The payments by United Commercial Bank typically take the form of dividends. United Commercial Bank is, in turn, subject to regulatory capital requirements or other regulatory or contractual restrictions on its ability to provide such dividends. Limitations in the dividends that UCBH Holdings, Inc. receives from United Commercial Bank could negatively affect UCBH Holdings, Inc.’s liquidity position.

The Company’s credit ratings are important to our liquidity. Rating agencies regularly evaluate us and our investment securities. Their ratings are based on a number of factors, including our financial strength, as well as factors not entirely within our control, including conditions affecting the financial services industry generally. In light of the difficulties currently being experienced in the financial services industry and the financial markets, there can be no assurance that we will maintain our current ratings. Our inability to maintain those ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or limit our access to funding in the capital markets.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

UCBH Holdings, Inc.’s and United Commercial Bank’s principal office and headquarters is located at 555 Montgomery Street in San Francisco, California. UCB also owns an office building located at 711 Van Ness Avenue in San Francisco, California. With the acquisition of Summit Bank Corporation, UCB acquired two buildings. One building in Atlanta, Georgia, serves as an administrative facility for the Atlanta banking operations. The other serves as a branch and administrative facility for the Houston operations, which UCB owns through its subsidiary, Newston Investments, Inc. With the acquisition of CAB, UCB acquired two buildings. One building serves a full-service branch office in Manhattan’s Chinatown and the second building serves as a branch in Flushing, Queens. UCB also owns two buildings in the Boston, Massachusetts area, which serve as branch and administrative facilities for the Boston banking operations. In addition, UCB owns five branch facilities and leases all of its remaining branch and office facilities under noncancelable operating leases. Some of these branch leases contain renewal options and some include rent escalation clauses.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders or otherwise for the three months ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

UCBH Holdings, Inc.’s (“UCBH”) common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “UCBH”. At December 31, 2008, there were approximately 17,141 stockholders of UCBH’s common stock. The last reported sale price of the common stock on NASDAQ on January 30, 2009, was $2.33 per share.

The high and low sales prices of UCBH’s common stock, as quoted on NASDAQ, during the years ended December 31, 2008 and 2007, were as follows:

	2008		2007
	High	Low	High	Low

Three months ended March 31,	$14.95	$7.26	$20.19	$17.41
Three months ended June 30,	8.60	2.17	19.11	17.50
Three months ended September 30,	7.65	2.22	19.56	15.66
Three months ended December 31,	7.00	2.96	20.22	13.69

ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
December 2008

		2003	2004	2005	2006	2007	2008

UCBH HLDGS INC	Return %		18.04	-21.52	-1.12	-18.79	-49.69
	Cum $	100.00	118.04	92.63	91.60	74.39	37.42
NASDAQ Stock Market (US)	Return %		8.83	2.12	9.85	8.43	-51.82
	Cum $	100.00	108.83	111.14	122.09	132.39	63.78
NASDAQ Bank Stocks	Return %		14.93	9.11	21.87	-10.83	-48.22
(SIC 6021, 6022 & 6029)	Cum $	100.00	114.93	125.40	152.82	136.27	70.56

NOTE: Data complete through last fiscal year.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE: Peer group indices use beginning of period market capitalization weighting.

Dividends

The frequency and amount of dividends paid per common share during the years ended December 31, 2008 and 2007, were as follows:

	Three Months Ended
	March 31	June 30	September 30	December 31

Year ended December 31, 2008	$0.040	$0.040	$0.040	$0.040
Year ended December 31, 2007	$0.030	$0.030	$0.030	$0.030

On January 22, 2009, UCBH’s Board of Directors declared a dividend on UCBH’s preferred stock. A cash dividend of $21.25 per share on its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock was declared payable on March 16, 2009, to stockholders of record as of the close of business on February 27, 2009. A cash dividend of $12.63 per share on Fixed Rate Cumulative Perpetual Preferred Stock, Series C was declared payable on February 15, 2009, to stockholders of record as of the close of business on February 5, 2009.

On February 17, 2009, UCBH’s Board of Directors declared a dividend on UCBH’s common stock. A cash dividend of $0.01 per share on the outstanding shares of Common Stock was declared payable April 13, 2009, to stockholders of record as of the close of business on March 31, 2009.

Unregistered Sales of Equity Securities

None.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the UCBH Holdings, Inc. and subsidiaries’ consolidated financial statements and the accompanying notes presented elsewhere in this Annual Report on Form 10-K (dollars in thousands, except per share amounts):

	December 31,
	2008	2007	2006	2005	2004

Financial Condition and Other Data:
Loans held in portfolio, net	$8,440,248	$7,751,566	$6,573,645	$5,774,118	$3,994,269
Securities purchased under agreements to resell	150,000	150,000	175,000	-	-
Securities available for sale	2,962,093	2,188,355	2,149,456	1,117,724	1,169,140
Securities held to maturity	281,793	271,485	290,673	308,608	325,202
Total assets	13,503,357	11,803,566	10,346,414	7,965,637	6,319,891
Deposits	8,967,448	7,781,240	7,202,845	6,264,169	5,215,862
Securities sold under agreements to repurchase	700,000	650,000	401,600	-	-
Subordinated debentures	406,459	406,615	240,549	150,520	140,210
Short-term borrowings	335,225	414,532	654,636	279,425	72,310
Long-term borrowings	1,546,335	1,372,190	906,651	562,033	334,952
Total liabilities	12,075,303	10,836,463	9,560,343	7,362,123	5,835,879
Stockholders’ equity (1)	1,428,055	967,103	786,071	603,514	484,012
Nonperforming assets (2)	530,773	57,029	15,198	19,133	12,574
Ratio of stockholders’ equity to total assets	10.58%	8.19%	7.60%	7.58%	7.66%
Asset Quality Data:
Loan delinquency ratio	3.12%	1.45%	0.84%	0.48%	0.90%
Nonperforming assets to total assets (2)	3.93	0.48	0.15	0.24	0.20
Nonperforming loans to loans held in portfolio (2)	5.80	0.68	0.19	0.33	0.31
Allowance for loan losses to loans held in portfolio	2.66	1.03	0.93	1.11	1.39
Allowance for loan losses to nonperforming loans	45.81	151.52	503.73	337.33	449.12
Total loan to deposit ratio (7)	96.69	102.93	94.11	95.71	83.91
Regulatory Capital Ratios:
United Commercial Bank and subsidiaries:
Tier 1 risk-based capital	11.72%	8.55%	9.67%	9.91%	11.42%
Total risk-based capital	14.24	10.80	10.53	10.98	12.67
Tier 1 leverage	9.06	7.42	9.30	8.26	8.49
UCBH Holdings, Inc. and subsidiaries:
Tier 1 risk-based capital	12.77	8.51	9.86	10.26	11.98
Total risk-based capital	15.29	10.76	10.72	11.33	13.23
Tier 1 leverage ratio	9.89	7.39	9.50	8.56	8.92

	Year Ended December 31,
	2008	2007	2006	2005	2004

Operating Data:
Interest and dividend income	$697,359	$706,348	$535,013	$402,400	$300,064
Interest expense	(361,286)	(383,760)	(271,080)	(161,910)	(92,583)

Net interest income	336,073	322,588	263,933	240,490	207,481
Provision for loan losses	(262,943)	(20,181)	(3,842)	(6,091)	(4,201)

Net interest income after provision for loan losses	73,130	302,407	260,091	234,399	203,280
Noninterest income	2,456	25,600	43,185	24,337	28,560
Noninterest expense	(209,836)	(172,751)	(151,462)	(114,566)	(96,836)

Income (loss) before income tax expense	(134,250)	155,256	151,814	144,170	135,004
Income tax benefit (expense)	66,511	(52,948)	(50,937)	(46,344)	(49,401)

Net income (loss)	(67,739)	$102,308	$100,877	$97,826	$85,603

Per Share Data:
Basic earnings (losses) per share (1)(3)	$(0.70)	$1.00	$1.07	$1.06	$0.95
Diluted earnings (losses) per share (1)(3)(8)(9)	(0.70)	0.97	1.03	1.02	0.90
Dividends declared per share (3)	0.16	0.12	0.12	0.10	0.08
Operating Ratios and Other Data:
Return on average assets	(0.53)%	0.97%	1.23%	1.40%	1.44%
Return on average equity	(5.96)%	11.55%	15.59%	18.42%	18.92%
Efficiency ratio (4)	61.98	49.61	49.32	43.26	41.03
Noninterest expense to average assets	1.64	1.64	1.85	1.64	1.63
Average equity to average assets	8.87	8.41	7.88	7.61	7.62
Dividend payout ratio (5)	N/M	12.37	11.65	9.80	8.89
Net loan charge-offs to average loans held in portfolio	1.33	0.13	0.17	0.03	0.11
Interest rate spread (6)	2.48	2.81	2.91	3.25	3.42
Net interest margin (6)	2.82	3.28	3.37	3.58	3.63

(1)	In conjunction with the acquisitions of CAB Holding, LLC on May 23, 2007, Summit Bank Corporation on December 29, 2006, Asian American Bank & Trust Company on November 28, 2005, Pacifica Bancorp, Inc. on October 31, 2005, and First Continental Bank on July 11, 2003, UCBH issued 3.7 million, 4.8 million, 878,000, 1.2 million, and 2.3 million shares of common stock, respectively. Pursuant to the Investment Agreement with China Minsheng Banking Corp., Ltd., on March 5, 2008, and December 23, 2008, UCBH issued 5.4 million and 6.2 million shares of common stock, respectively.
(2)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.
(3)	UCBH completed a two-for-one stock split during the year ended December 31, 2005. Accordingly, for the year ended December 31, 2004, basic earnings per share, diluted earnings per share and dividends per share have been adjusted to reflect the effect of the stock splits.
(4)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.
(5)	Dividends declared per share as a percentage of diluted earnings per share.
(6)	Calculated on a nontax equivalent basis.
(7)	Total loan includes loans held for sale and loans held in portfolio.
(8)	For the year ended December 31, 2008, 572,000 and 17.6 million average dilutive potential common shares associated with stock options and the convertible Series B Preferred Stock, respectively, were excluded from the diluted share count because the result would have been antidilutive.
(9)	The antidilutive outstanding stock options of 11,126,142, 7,579,231, and 6,679,700 shares of UCBH common stock for the years ended December 31, 2008, 2007 and 2006, respectively, and antidilutive stock warrants of 7,847,732 shares for the year ended December 31, 2008, were excluded from the computation of diluted earnings per share as a result of the stock options’ and warrants’ exercise price being greater than the average market price of UCBH common stock for the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

EXECUTIVE SUMMARY

UCBH Holdings, Inc. (“UCBH”) and its consolidated subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our”) is a $13.50 billion bank holding company with headquarters in San Francisco, California. The Company’s operations are conducted primarily through its banking subsidiary, United Commercial Bank (“UCB”). UCB operates through seventy-eight offices and branches in the United States and Asia and is a leader in providing financial services to Asians in the United States. At December 31, 2008, we had seventy-one domestic branches and offices; twenty-nine in Northern California, twenty-two in Southern California, five in the Atlanta metropolitan area, three in the Boston metropolitan area, nine in the New York metropolitan area, two in the Seattle metropolitan area and one branch in Houston. UCB also has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou and Shenzhen, China and Taipei, Taiwan.

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

Asia Locations

Currently, UCB has offices and branches in Hong Kong, Shanghai and Shantou, China and representative offices in Beijing, Guangzhou and Shenzhen, China and Taipei, Taiwan. Our fully operational Hong Kong, Shanghai and Shantou branches are authorized to conduct a complete range of banking operations, including offering deposit, foreign exchange and remittance services, issuing cashier orders, and providing trade finance, commercial banking and lending services. Our representative offices on the other hand, cannot conduct any profit generating banking business and are restricted to the specific activities that have been approved by the local banking authorities of their respective country, such as providing market research and acting in the capacity of a liaison to existing bank customers. As of December 31, 2008, UCB’s Hong Kong branch had total loans of $659.3 million and total deposits of $828.6 million. This office has expanded its trade finance services since its opening and the fees associated with those services have also increased over last year. As of December 31, 2008, UCB China Ltd had total loans of $355.0 million, total deposits of $110.2 million and interbank borrowings of $148.0 million.

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

Keys to Success

Success in attaining our goals will be dependent on our adherence to the fundamentals that we believe are vital to our ongoing successful growth. These fundamentals include:

•	continued enhancement of UCB’s business development capabilities, in terms of both diversification in the development of products and services and in developing new ways to differentiate UCB in the marketplace;
•	continued development of a strong trade finance platform, which will enable UCB to take advantage of the opportunities as they continue to develop in the Pacific Rim;
•	continued maintenance of the Company’s credit quality standards;
•	continued focus on attracting and retaining core deposits;

•	continued focus on maintaining and enhancing our risk and compliance management infrastructures;
•	continued attention to the design and development of our existing unique delivery networks to ensure that UCB products and services are easily available to its customers;
•	continued concentration on maintaining a senior management team with the financial services expertise required by our operations and goals; and
•	continued development of UCB’s information systems infrastructure to support our planned growth.

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

MANAGEMENT’S OVERVIEW OF 2008 PERFORMANCE

We are providing you with an overview of what we believe are the most significant factors and developments that impacted the Company’s results for 2008 and that could impact future results. We encourage you to carefully read this full document for more detailed information with regard to the trends, events and uncertainties that have or may affect us in the future.

The Company’s primary or “core” business consists of providing commercial and retail banking services to both individuals and companies in markets with high concentration of Asians both in the United States and the greater China regions.

2008 was a year in which our economy moved into an economic recession. This recession worsened significantly during the second half of 2008. The deepening financial crisis was the result of housing activity and price declines occurring throughout the year, the spike in energy prices, softening of consumer spending, worsening trends in employment, and loss of household wealth resulting from declines in home prices and stock market valuations. Businesses cut production and employment, as well as postponed capital spending plans. As a result of the economic slowdown and financial crisis, the United States Department of the Treasury and the Federal Reserve initiated several actions which changed the landscape of the United States financial services industry.

The deteriorating economy continued to impact the credit quality of our residential construction loan portfolio, with significantly more rapid deterioration occurring in the fourth quarter of 2008. In addition, the market dislocations occurring throughout 2008, including the severe volatility, illiquidity and credit dislocations that were experienced in the debt and equity markets, adversely impacted our collateralized debt obligations and CMBS residual investment securities. Further, we incurred losses associated with Fannie Mae and Freddie Mac equity securities.

The Company reported a net loss for 2008 of $67.7 million or diluted earnings per share of $(0.70). This compares with a net income of $102.3 million or diluted earnings per share of $0.97 for 2007 and a net income of $100.9 million or diluted earnings per share of $1.03 for 2006. Return on average equity (“ROE”) was (5.96)% and return on average assets (“ROA”) was (0.53)% in 2008, compared with 11.55% and 0.97% in 2007 and 15.59% and 1.23% in 2006, respectively.

Net interest income before loan loss provision in 2008 grew $13.5 million to $336.1 million, a 4.18% increase from $322.6 in 2007 despite the Federal Reserve interest rate cuts throughout 2008. However, the Company recorded provision for loan losses of $262.9 million for 2008 compared to $20.2 million for 2007. The significant increase in loan loss provision was primarily due to the deterioration in certain residential construction markets, loan growth and changes in the mix of the loan portfolio. In addition, the Company recorded other-than-temporary charges of $43.1 million for the full year of 2008. The other-than-temporary charges included a $5.2 million write-down in two non-bank Real Estate Investment Trust (“REIT”) collateralized debt obligations (“CDOs”) backed by trust preferred securities (“TPS”), a $22.3 million write-down on U.S. government – sponsored enterprises (“GSE”)

investment securities, a $5.0 million write-down on the retained residual tranche from UCB’s commercial real estate loan securitization and a $10.6 million write-down on three CDOs backed by pooled bank trust preferred securities.

When we evaluate the Company’s performance, we focus on five primary areas: (1) loan and deposit growth, (2) credit quality, (3) net interest margin, (4) expense control and (5) capital adequacy.

Loan and Deposit Growth

Since 2004, UCB has experienced steady and strong growth in loans and deposits. This was accomplished in spite of a challenging economic and competitive environment that was present during a large portion of this time period. The net loans held in portfolio and total deposits at December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008	2007	2006	2005	2004

Loans held in portfolio, net	$8,440,248	$7,751,566	$6,573,645	$5,774,118	$3,994,269
Deposits	8,967,448	7,781,240	7,202,845	6,264,169	5,215,862

The growth that was experienced in net loans held in portfolio and in deposits was achieved both organically and from acquisitions. Over the past six years, the Company has acquired seven banking companies, which added an aggregate of $1.83 billion in net loans held in portfolio and $2.71 billion in deposits as of the respective acquisition dates.

We expect modest growth in deposits and certain loans held in portfolio such as commercial business and international trade finance loans. However, a continued economic downturn may affect the Company’s loan portfolio growth. In addition, as part of its balance sheet management UCB enters into loan sales, which are discussed in later sections of this document.

Credit Quality

The housing downturn and financial market disruptions that began in the second half of 2007 have continued to affect the economy and the financial services industry in 2008. The housing market downturn and broader economic slowdown accelerated significantly during the second half of 2008, particularly in the fourth quarter of 2008, and negatively impacted our residential construction loan portfolio. The depth and breadth of the economic downturn remain unclear. However, the Company expects continued market turbulence and economic uncertainty to continue well into 2009. This could result in relatively high levels of loan loss provisioning in future periods.

Credit risk is evaluated and managed with a goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure, and manage concentrations of credit exposure by industry, product, geography and customer relationship. We have not offered certain mortgage products such as negative amortizing mortgages or option ARM’s. We continually monitor, evaluate and modify our credit underwriting criteria to address unacceptable levels of risk as they are identified. For example, during the latter part of 2007 and for the 2008 year, we tightened credit underwriting standards as we believed appropriate. We shifted our loan origination production mix to significantly more commercial business loans than in prior years, where production included a higher level of construction loans. Even with these credit management processes, we expect the related allowance for loan losses to increase corresponding to the growth in UCB’s loan portfolio. In addition, loan losses may increase due to the effects of the unprecedented economic downturn on credit quality.

The average loans held in portfolio, total loan charge-offs and the ratios of nonperforming loans to loans held in portfolio, allowance for loan losses to loans held in portfolio and net charge-offs to average loans held in portfolio as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008	2007	2006	2005	2004

Average loans held in portfolio	$8,534,837	$7,235,389	$5,889,301	$4,823,671	$4,070,168
Total loan charge-offs	114,025	10,677	10,694	1,614	4,798
Nonperforming loans to loans held in portfolio	5.80%	0.68%	0.19%	0.33%	0.31%
Allowance for loan losses to loans held in portfolio	2.66	1.03	0.93	1.11	1.39
Net loan charge-offs to average loans held in portfolio	1.33	0.13	0.17	0.03	0.11

The increase in the nonperforming loans to loans held in portfolio ratio and the allowance for loan losses to loans held in portfolio ratio is primarily the result of the downturn in the economy in 2008 and the resultant impact on the construction loan portfolio.

Net Interest Margin

The economic downturn and continuing troubles in the housing and construction sector, financial markets, commercial real estate and challenging interest rate environment that has been affecting financial institutions over the past several years, continued to impact our net interest margin. In addition, our net interest margin reflects the effects of the Federal Reserve interest rate cut of 425 basis points during the year. However, we expect to continue our efforts to improve the net interest margin in the future through prudent balance sheet management and emphasis on growth in core deposits. See “Interest Rate and Market Risk Management” later in this document. The Company’s net interest margin on a nontax equivalent basis and average federal funds rate for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, were as follows:

	2008	2007	2006	2005	2004

Net interest margin - nontax equivalent basis	2.82%	3.28%	3.37%	3.58%	3.63%
Average federal funds rate	2.09	5.05	4.96	3.19	1.36

Expense Control

We are continuously monitoring our costs and expenses and seeking new ways to maintain them at acceptable levels. For 2008, we experienced an increase in our noninterest expense. Much of this increase was a result of increased personnel and occupancy expenses due to additional cost of supporting the Company’s commercial business, the expansion of the Company’s infrastructure, full year expenses associated with the May 2007 acquisition of CAB and the December 2007 acquisition of BDB, increase in deposit insurance premium and other real estate owned expenses.

Capital Adequacy

As regulated financial institutions, the Company and UCB (on a consolidated basis) are required to maintain adequate levels of capital as measured by several regulatory capital ratios. One of our goals is to maintain a “well capitalized” level of regulatory capital as defined by the banking regulators for both the Company and UCB. The Company’s and UCB’s risk-based capital ratios at December 31, 2008, 2007, 2006, 2005 and 2004, were as follows:

	2008	2007	2006	2005	2004

United Commercial Bank:
Tier 1 leverage	9.06%	7.42%	9.30%	8.26%	8.49%
Tier 1 risk-based capital	11.72	8.55	9.67	9.91	11.42
Total risk-based capital	14.24	10.80	10.53	10.98	12.67
UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	9.89	7.39	9.50	8.56	8.92
Tier 1 risk-based capital	12.77	8.51	9.86	10.26	11.98
Total risk-based capital	15.29	10.76	10.72	11.33	13.23

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

Valuation of Financial Instruments

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

Financial instruments measured at fair value at December 31, 2008, on a recurring basis are investment and mortgage-backed securities available for sale, and derivative contracts that consist primarily of foreign currency forward, option contracts, and swaps. Investment and mortgage-backed securities comprise almost all of the financial instruments that are measured at fair value on a recurring basis at December 31, 2008.

Investment and mortgage-backed securities available for sale that are carried at fair value on a recurring basis at December 31, 2008 total $2.96 billion or 21.9% of the total assets of the Company. Investments and mortgage-backed securities are made up of U.S. Treasury Bill, Agency Preferred Stock, U.S Government sponsored enterprises notes (“Agency Note”), U.S. Government sponsored enterprises discount notes (“Agency Discount Notes”), Agency Mortgage-Backed Securities (“Agency MBS”), Agency Collateralized Mortgage Obligations (“Agency CMOs”), Private Collateralized Mortgage Obligations (“Private CMOs), Municipals, Commercial Debt Obligations (“CDOs”), Collateralized Loan Obligation (“CLO”), Collateralized Mortgage-Backed Securities (“CMBS”), SBA I/O Strips and SBA Pool.

The table below provides the FAS 157 valuation hierarchy and fair value amount of the Company’s investment and mortgage-backed securities available for sale. The principal market for these securities is the Fixed Income market (dollars in thousands).

	Level 1	Level II	Level III	Total Fair
	Fair Value	Fair Value	Fair Value	Value	% of Total
Investment Type	Amount	Amount	Amount	Amount	Investment

Treasury Bill	$49,963	$-	$-	$49,963	1.69
Agency Preferred Stock	382	-	-	382	0.01
Agency Note	-	815,481	-	815,481	27.53
Agency Discount Note	-	198,800	-	198,800	6.71
Agency MBS	-	780,831	-	780,831	26.36
Agency CMO	-	389,224	-	389,224	13.14
Private CMO	-	139,068	-	139,068	4.70
Municipals	-	252,299	-	252,299	8.52
CDOs	-	-	12,568	12,568	0.42
CLO	-	-	7,016	7,016	0.24
CMBS	-	-	306,614	306,614	10.35
SBA I/O Strips	-	-	9,731	9,731	0.33
SBA Pool	-	116	-	116	0.00

Totals	$50,345	$2,575,819	$335,929	$2,962,093	100.00

Level I securities, which include Agency Preferred Stock and Treasury Bill, represents 1.70% of the total fair value of the investment securities and mortgage-backed securities available for sale. These securities are categorized as Level 1 due to quoted prices being accessible for identical securities in active markets.

Level II securities represent 87.0% of the investment and mortgage-backed securities available for sale. These securities are categorized as Level II due to no identical securities being traded in active markets however, observable market inputs are accessible. For example, quoted price on similar securities are accessible in active markets and market prices are readily available from different sources. The Company uses the pricing source from a third party pricing service (“pricing service”) to determine the fair value of the Level II securities. The pricing service provides evaluations that represent as to what a buyer in the marketplace would pay for a given security in a current sale. The sources used by the pricing service as inputs to its evaluated pricing vary according to the type of security being evaluated. The main source of information the pricing service uses include research materials prepared by others, corporate rating services, annual reports, prospectus, filings with the Securities and Exchange Commission and company press releases. Other sources include market maker, broker and dealer quotes, pricing service generated yield scales, factors, prepayment rates, currency rates, indices, and other data received from third parties. The pricing service’s evaluations are based on objectively verifiable information derived from or clearly relevant to the market for such securities. The pricing service bases its evaluation on interpretations of accepted Wall Street conventions. Information that is typically considered includes the security’s terms and conditions, including any features specific to that issue, which may influence risk, and thus marketability, and market activity with particular emphasis on events affecting market sectors and individual issuer credit worthiness.

Level III securities represent 11.3% of investment and mortgage-backed securities available for sale. These securities are categorized as Level III due to no identical securities in active markets and observable market inputs not readily available. The Company’s internal model is used to derive the fair value of the CDOs, CLO and SBA I/O Strips. A third party is used to value the Company’s CMBS.

The fair value of the CDOs and one CLO was derived using the Company’s internal pricing model. In making the determination on the use of its internal pricing model, the Company obtained price indications from various brokers for the December 2008 month end pricing. Based on the broker quotes obtained, corresponding implied yields were estimated based on the Company’s projected cash flow. By interpreting the implied yield against the credit rating of each CDO and CLO, the Company deemed that the implied yields were relatively high when compared to the respective cash flows. To access the market conditions and market participant assumptions to determine the valuation of the CDOs and CLO, various brokers were consulted. Based on the consultation with the brokers, the Company concluded that the CDO and CLO markets are inactive due to substantial risk aversion initiated by the credit crisis started in mid-2007 and fueled by continued negative market developments afterward. Since trading activity remained thin, observable transactions on these securities are scarce. Based on current market conditions, broker price indication and consultation with brokers, the Company concluded that the CDO and CLO markets are inactive. Brokers informed the Company that most trades in the market are related to liquidation sale, distress sale and bankruptcy sale. These trades reflect exit prices of transactions that are indicative of distressed or forced sales. Observable inputs are not available as transactions on CDO and CLO are scarce and not current.

The Company used its internal pricing model to generate projected cash flows for its CDOs and CLO based on the most recent trustee reports for these securities and using the Company’s prepayment, default and recovery assumptions. The general assumptions on these factors were obtained from brokers. Since market participants deemed the defaults will be front loaded, different scenarios (with assigned probabilities) were derived for each CDO and CLO according to different severities of front-loaded default rates for the first twelve months. Since observable transactions on similar CDO and CLO are rare, the Company decided to determine the risk-adjusted discount margin (“DM”) on pricing the CDOs and CLO by using the DM implied by the corporate bond market. While the corporate bond market has displayed widening spreads and lower volumes at the end of September and throughout the fourth quarter of 2008, the instrument variety and number of data points in the corporate bond market enabled the Company to determine the appropriate risk-adjusted DM for each CDO and CLO. The final model pricing was determined by the sum of the probability weighted price derived from the discounted cash flows in each scenario that the Company stress tested with the appropriate risk-adjusted DM. The probability to each scenario is determined under a conservative view of the expected status of the economy.

The fair value of the SBA I/O Strips was derived using the Company’s internal pricing model. In making the determination on the use of its internal model, the Company obtained price indications from various brokers for the December 2008 month end pricing. To access the market conditions and market participant assumptions to determine the valuation of the SBA I/O Strips, various brokers were consulted. Based on the consultation with the brokers, the Company concluded that the SBA I/O Strips markets are inactive as no secondary market activity is observed in the market. Observable transactions on these securities are scarce. After performing due diligence on both observable and unobservable inputs for the price indication provided by the broker, the Company determined that the pricing indication of brokers are largely based on scarce and non-current data and unobservable inputs for their pricing. The Company concluded that it was appropriate to place less reliance on pricing indications from brokers to value the SBA I/O Strips.

The Company used its internal pricing model to determine the pricing of its SBA I/O Strips. Since the cash flows of the SBA I/O Strips are guaranteed by the United States Government, there is virtually no risk involved in the cash flows. Therefore, the only assumption built into the pricing model to generate the projected cash flows used to compute the market values of the SBA I/O Strips is the discount yield and prepayment speed. The discount rate is based on the discount rate for the fair market value assumption of the SBA Loan Mortgage Servicing Rights estimated by a third party servicer. The Company used the prepayment rate that it determined as the most reasonable based on the underlying collateral of the SBA I/O Strips.

The Company used a third party service to determine the pricing of its CMBS available for sale investments. The third party performs pricing and scenario analysis for a variety of institutions engaged in the issuance and management of Commercial Mortgage-Backed Securities, Residential Mortgage-Backed Securities, and

Collateralized Debt Obligations. The third party service maintains a database of credit spread information on each CMBS transaction issued publicly as well as polling its client list for information related to each client’s current CMBS credit spread assumptions. For prepayment and default scenario assumptions, the third party service uses a combination of internal credit default models and the “published” dealer research that estimate prepayment rates and default rates for each publicly available CMBS transaction.

The CMBS investments were the result of UCB’s securitization of commercial real estate loans during the fourth quarter of 2007. The loans were exchanged for collateralized mortgage backed securities, issued through a newly established trust, United Commercial Mortgage Securities, LLC. There are four certificates representing the trust: Class A Certificates, Class M Certificates, Class C Certificates and Class R Certificates. The Class R Certificates have no economic value. In the pricing of the CMBS investments, Class A was priced at a credit spread to the interpolated U.S. Swap curve, Class M was priced at a credit spread to the interpolated U.S. Treasury curve and Class C was priced at the fixed rate credit spread. These rates were obtained based on market observations. Also, in deriving the price of the CMBS, the third party used different prepayment and credit default rate scenarios in their pricing model supplied by UCB since UCB is the Subservicer of the loans and has visibility to the borrower’s loan information. As a Subservicer, UCB receives a fee based on an agreed upon rate applied to the principal balance of the securitized loans as of the first day of the related due period. UCB is also entitled to any amounts earned on funds in the related subservicing account.

Any declines in a specific investment security’s fair value that are determined to be other-than-temporary, result in a write-down of the investment security and a corresponding charge to noninterest income. During the twelve months ended December 31, 2008, as a result of continued deteriorating market conditions, the Company recognized other-than-temporary impairments totaling $43.1 million.

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At December 31, 2008, UCB’s total allowance for loan losses was $230.4 million, which represented 2.66% of loans held in portfolio.

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

UCB assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2008, UCB effected further refinements in the determination of certain loss factors during the first quarter of 2008 as a result of UCB’s annual methodology review. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the loss factors.

During the third quarter of 2008, the only changes in our loss factors were applicable to the construction portfolio due to the further softening in the residential construction markets in California and to the reserve for unfunded commitments related to criticized loans. During the fourth quarter of 2008, changes were made to the historic loss factor of criticized loans for all portfolios. Changes were also made to the qualitative loss and economic surcharge factors for construction and commercial business loan portfolios. These changes were necessitated by the continuing deterioration in the economy and the housing and construction sectors.

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

While management uses its best judgment based on the information available, the adequacy of the allowance for loan losses depends on a number of important factors. Such factors include credit quality of the loan portfolio, changes in the Company’s lending policies and procedures, changes in the interest rate, changes in economic and business conditions, changes in the severity and volume of past due and impaired loans, changes in the value of the underlying collateral-dependent loans, the effects of any changes in the concentration of credits, changes in legal and regulatory requirements, and other external factors. A weakening of the economy or change in any of the factors described above that has an adverse affect on loan quality could result in an increase in the loan loss provision in future periods due to higher delinquencies, a higher level of impaired loans and net charge-offs.

See “Credit Risk Management” for more information on how the Company determines the level for the allowances for loan losses and unfunded lending commitments.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets.

The reserve for unfunded commitments decreased $145,000 from December 31, 2007, to December 31, 2008, as a result primarily of the discontinuance of unfunded commitments related to criticized loans.

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

Loan Sales, Loan Securitizations and Mortgage Servicing Rights

UCB periodically enters into transactions that transfer loans from UCB to third-party purchasers. In most instances, UCB continues to provide the servicing on these loans as a condition of the transfer. In addition, as part of these transactions, UCB may retain a cash reserve account, overcollateralization, or an interest-only strip, all of which are considered to be retained interests in the sold loans.

Whenever UCB initiates a loan transfer, the first determination that it must make in connection with the transaction is whether the transfer constitutes a sale under accounting principles generally accepted in the United States of America. If it does, the assets are removed from UCB’s consolidated statement of financial condition with a gain or loss recognized. Otherwise, the transfer is considered to be a financing arrangement, resulting in no gain or loss being recognized on the transfer, which is recorded as a liability on UCB’s consolidated statement of financial condition. Generally, UCB’s loan transfers have been structured to meet the existing criteria for sale treatment.

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

In 2008, UCB securitized $254.5 million of multifamily and residential mortgage loans with servicing rights retained through the Federal National Mortgage Association (“FNMA”).

We have historically not sold any of the resulting securities or retained interests to outside parties. The Company has a substantive guarantee from the monoline insurer resulting in the recharacterization of the loans. We have reflected the resulting securities in our available for sale investment securities portfolio. Initially, the total carrying value of the resulting security is allocated to the various tranches and retained interests based on their relative fair values. The fair value of the securities is then compared to the net carrying value of the underlying loans that have been securitized, along with the related issuance costs. Any excess of carrying value over fair value of the loan principal is charged off against our allowance for loan losses. Subsequently, any changes in fair value are measured and reflected in other comprehensive income. UCB uses estimates and assumptions that take into account prepayment speeds, credit defaults and discount rates, based on the facts surrounding each securitization. In the event that actual prepayments and credit defaults exceed our original assumptions, the resulting cash flows related to the residual tranche could be adversely affected, which would reduce the value and potentially trigger an other-than-temporary impairment on such residual tranche.

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

Impaired Loans

A loan is considered to be impaired when it is probable that all of the principal and interest due under the terms of the original loan agreement may not be collected. Impairment is measured using the practical expedient allowed by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, whereby the amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan if the loan is collateral dependent. Fair value is measured based on an appraisal prepared by an independent appraiser. Impaired loans are initially categorized as nonrecurring Level 2 but may move to Level 3 if the value set forth by the independent appraisals is significantly adjusted as a result of the quarterly review processes. As of December 31, 2008, impaired loans were categorized as Level 3 due to the continued weakness in real estate market conditions resulting in inactive market data which in turn required primarily the use of unobservable inputs and assumptions in our fair value measurements.

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

If step one indicates a potential impairment of a reporting unit, step two requires us to estimate the “implied fair value” of goodwill for that unit. This process estimates the fair value of the unit’s individual assets and liabilities in the same manner as if a purchase of the reporting unit were taking place. To do this, we must determine the fair value of the assets, liabilities and identifiable intangible assets of the reporting unit based upon the best available information. If the value of implied goodwill calculated in step two is less than the carrying amount of goodwill for the reporting unit, an impairment is indicated and the carrying value of goodwill is written down to the calculated value.

During the quarter ended March 31, 2008, and continuing throughout 2008, our stock price declined significantly to a level indicating a market capitalization well below book value. In analyzing the decline in the stock price, we considered the decline to be primarily attributed to general market declines and overall concerns with regard to the financial services industry. While this decline was considered in our analysis of potential impairment, we concluded that the unusual and severe conditions in the stock market meant that an entirely market capitalization based approach was not the most reliable indicator of fair value as we did in 2007. In 2008, we performed goodwill impairment testing at each quarter end utilizing both a market approach and income approach. The income approach was based on a discounted cash flow model to estimate the fair value of our reporting units, which we considered to be most reflective of a market participant’s view of fair value given the current market conditions.

The Company performed the goodwill impairment testing as of December 31, 2008, because its market capitalization had been less than its book value of equity for three consecutive quarters. The Company used a third party valuation firm to determine the goodwill valuation for its two reporting units, Domestic Reporting Unit and International Reporting Units. The estimated fair values of the two reporting units, Domestic Reporting Unit and International Reporting Units were calculated under the step one process. For the step one procedures, the Market and Income Approaches were used to derive the valuation of the Domestic Reporting Unit and International Reporting Units. Based on the results of the step one procedures, it was determined there is no goodwill impairment with the International Reporting Units because the fair value was greater than the carrying value. However, it was determined that the goodwill in the Company’s Domestic Reporting Unit needed to be subjected to the step two

“implied fair value” methodology. Based on the step two evaluations, management has determined that there is no goodwill impairment charge associated with the Domestic Reporting Unit.

Discounted Cash Flow Approach

The discounted cash flow (“DCF”) method was used as an income approach to establish the fair value of the equity of the Domestic Unit and International Reporting Units. In determining the value, the cash flow projections through 2013 were utilized. Following 2013, the business was considered to have reached a steady state. The projected earnings were adjusted for earnings retained for capital growth and also adjusted to remove the effects of depreciation and amortization, if significant, in order to determine the projected cash flow of the reporting units. An appropriate discount rate, calculated using the Capital Asset Pricing Model and market participant based assumptions, was then applied.

The after-tax net cash flows were then calculated and discounted to their present value over the projection period. The terminal cash flow was then established using the terminal year’s projected cash flow to which a Gordon Growth multiple was applied. The terminal value was discounted to present value and added to the projected cash flows, resulting in a value of the Domestic Reporting Unit and International Reporting Units’ common equity. For the Domestic Reporting Unit, the market value of the Domestic Reporting Unit’s preferred equity was then added to the concluded value of its common equity. In addition, the market value of the TARP preferred equity and warrant was added to the concluded value, leading to a total value of the Domestic Reporting Unit under the DCF approach.

Implied Fair Value Methodology

For the step two procedures on the Domestic Reporting Unit, the “implied fair value” methodology was used. Step two of SFAS 142 measures the impairment of goodwill by comparing its carrying value to its implied fair value. SFAS 142 states that the implied fair value of goodwill should be determined in the same manner as goodwill is determined in a business combination. The fair value of the reporting unit should be allocated to the fair value of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The remainder of the excess of the fair value of the reporting unit over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill. SFAS No. 141, Business Combinations, provides guidance for allocating the purchase price in business combinations, which includes identifying and qualifying intangible assets as well as valuing such items. SFAS 142 does not lead to either a write-up or write-down of tangible or intangible assets or liabilities as a result of the impairment testing process. In performing the step two analysis of the Domestic Reporting Unit the major balance sheet accounts were reviewed in addition to identifying all unrecognized intangible assets. The analysis of the major balance sheet accounts primarily involved the use of the DCF approach and the use of key assumptions in determining the fair value of the respective assets and liabilities. On the basis of the analysis performed and the resulting fair values of the major assets and liabilities, the determination was made that the implied fair value of goodwill determined in the step two analysis exceeded the carrying value. Therefore, it was determined that there was no goodwill impairment and no impairment charge was warranted as of December 31, 2008.

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

The current market volatility and lack of confidence in the financial markets continue to adversely affect the stock prices of financial institutions, in the United States as well as globally. As one of these financial institutions, the Company has seen its stock price decline from its December 31, 2008 level. In the event the Company’s stock price remains at its current level, the Company may be subjected to potential goodwill impairment.

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock options awards is expensed ratably over the service period of the employees receiving the awards. The

Company used the modified prospective method of adoption effective January 1, 2006. Under this adoption method, compensation expense recognized includes: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Dividend yield	1.54%	0.58%	0.61%
Volatility	32.90%	29.21%	29.88%
Risk-free interest rate	3.44%	4.76%	4.72%
Expected lives (years)	8.51	7.87	7.47

The expected life of the options is based on the historical life of options that have been exercised and cancelled after vesting date and a forecasted assumption of unexercised options that will be exercised at expiration. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date. The increase in average volatility rate is a result of UCBH’s stock price being less stable during the year ended December 31, 2008, as compared to the same period in 2007. The decrease in the risk free interest rate reflects the lower U.S. Treasury yields for the year ended December 31, 2008, as compared to the same period in 2007.

In addition to the above assumptions, UCBH uses a forfeiture rate based on historical data of UCBH’s actual experience to total grants awarded.

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

Core Deposit Intangibles

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

As part of the computation of the income tax provision, estimates and assumptions must be made regarding the deductibility of certain expenses and the treatment of tax contingencies. There is a possibility that these estimates and assumptions may be disallowed as part of an audit by the various taxing authorities that the Company is subject to. Any differences between items taken as deductions in our tax provision computations and those allowed by the taxing authorities could result in additional income tax expense (benefit) in future periods.

Recent Accounting Pronouncements

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation (“FIN”) No. 46 (revised December 31, 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. Because FSP FAS 140-4 and FIN 46(R)-8 impacts the Company’s disclosure but not its accounting treatment for transfers of financial assets and interests in variable interest entities, the Company’s adoption of FSP FAS 140-4 and FIN 46(R)-8 will not impact its financial position or results of operations.

Determination of the Useful Life of Intangible Assets

FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

Hierarchy of Generally Accepted Accounting Principles

Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, was issued in May 2008. SFAS No. 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principal used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS No. 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial position or results of operations.

Disclosures about Derivative Instruments and Hedging Activities

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB No. 133 (“SFAS 161”), was issued in March 2008. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Because SFAS 161 impacts the Company’s disclosure but not its accounting treatment for derivative instruments, the Company’s adoption of SFAS 161 will not impact its financial position or results of operations.

Accounting for Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, was issued in December 2007 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s financial position or results of operations.

Accounting for Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), was issued in December 2007. SFAS 141R replaces SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company will apply SFAS 141R for any business combinations consummated on or after January 1, 2009.

RESULTS OF OPERATIONS

Financial Highlights (Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,				Year Ended December 31,
			Increase (Decrease)				Increase (Decrease)
	2008	2007	Amount	%	2007	2006	Amount	%

Operating Data:
Interest & dividend income:
Loans	$534,809	$575,805	$(40,996)	(7.11)	$575,805	$448,650	$127,155	28.34
Investment & mortgage-backed securities:
Taxable	122,053	88,043	34,010	38.63	88,043	62,418	25,625	41.05
Tax-exempt	22,407	14,907	7,500	50.31	14,907	10,717	4,190	39.10
FHLB stock	3,727	3,825	(98)	(2.56)	3,825	3,006	819	27.25
Funds sold	983	2,781	(1,798)	(64.65)	2,781	522	2,259	432.76
Due from bank	7,296	10,354	(3,058)	(29.53)	10,354	5,185	5,169	99.69
Securities purchased under agreements to resell	6,084	10,633	(4,549)	(42.78)	10,633	4,515	6,118	135.50

Total interest & dividend income	697,359	706,348	(8,989)	(1.27)	706,348	535,013	171,335	32.02

Interest expense:
Deposits	231,357	276,331	(44,974)	(16.28)	276,331	210,059	66,272	31.55
Securities sold under agreements to repurchase	24,545	15,308	9,237	60.34	15,308	5,313	9,995	188.12
Short-term borrowings and federal funds purchased	18,951	16,557	2,394	14.46	16,557	10,178	6,379	62.67
Subordinated debentures	24,622	23,333	1,289	5.52	23,333	12,106	11,227	92.74
Long-term borrowings	61,811	52,231	9,580	18.34	52,231	33,424	18,807	56.27

Total interest expense	361,286	383,760	(22,474)	(5.84)	383,760	271,080	112,680	41.57

Net interest income	336,073	322,588	13,485	4.18	322,588	263,933	58,655	22.22
Provision for loan losses	262,943	20,181	242,762	1,202.92	20,181	3,842	16,339	425.27

Net interest income after provision for loan losses	73,130	302,407	(229,277)	(75.82)	302,407	260,091	42,316	16.27

Noninterest income:
Commercial banking fees	13,783	14,921	(1,138)	(7.63)	14,921	11,983	2,938	24.52
Service charges on deposits	8,652	6,969	1,683	24.15	6,969	3,722	3,247	87.24
Gain on sale of securities, net	10,844	5,321	5,523	103.80	5,321	206	5,115	2,483.01
Gain on sale of SBA loans, net	583	2,500	(1,917)	(76.68)	2,500	2,930	(430)	(14.68)
Gain on sale of commercial & multifamily real estate loans, net	1,408	5,702	(4,294)	(75.31)	5,702	17,812	(12,110)	(67.99)
Lower of cost or market adjustment on loans held for sale, net	(1,428)	(303)	(1,125)	371.29	(303)	76	(379)	(498.68)
Impairment on available for sale securities, net	(43,133)	(11,593)	(31,540)	272.06	(11,593)	-	(11,593)	-
Equity loss in other equity investments, net	(4,894)	(3,023)	(1,871)	61.89	(3,023)	(1,106)	(1,917)	(173.33)
Foreign exchange gain	9,799	221	9,578	4,333.94	221	(388)	609	156.96
Acquisition termination fee	-	-	-	-	-	5,000	(5,000)	(100.00)
Other fees	6,842	4,885	1,957	40.06	4,885	2,950	1,935	65.59

Total noninterest income	2,456	25,600	(23,144)	(90.41)	25,600	43,185	(17,585)	(40.72)

Noninterest expense:
Personnel	114,847	98,048	16,799	17.13	98,048	88,616	9,432	10.64
Occupancy	23,988	21,209	2,779	13.10	21,209	16,189	5,020	31.01
Data processing	9,980	9,173	807	8.80	9,173	9,890	(717)	(7.25)
Furniture & equipment	9,049	8,644	405	4.69	8,644	7,100	1,544	21.75
Professional fees & contracted services	9,897	7,369	2,528	34.06	7,369	9,855	(2,486)	(25.23)
Deposit insurance	5,989	1,800	4,189	232.72	1,800	784	1,016	129.59
Communication	3,655	3,074	581	18.90	3,074	1,071	2,003	187.02
Core deposit intangible amortization	5,693	4,930	763	15.48	4,930	2,666	2,264	84.92
Other real estate owned	7,073	581	6,492	1,117.38	581	-	581	-
Gain on extinguishment of subordinated debentures & borrowings	-	-			-	(360)	360	(100.00)
Other general & administrative	19,665	17,923	1,742	9.72	17,923	15,651	2,272	14.52

Total noninterest expense	209,836	172,751	37,085	21.47	172,751	151,462	21,289	14.06

Income (loss) before income taxes	(134,250)	155,256	(289,506)	(186.47)	155,256	151,814	3,442	2.27
Income tax benefit (expense)	66,511	(52,948)	(119,459)	(225.62)	(52,948)	(50,937)	2,011	3.95

Net income (loss)	$(67,739)	$102,308	$(170,047)	(166.21)	$102,308	$100,877	$1,431	1.42

Per Share Data:
Basic earnings (loss) per share	$(0.70)	$1.00	$(1.70)	(170.00)	$1.00	$1.07	$(0.07)	(6.54)
Diluted earnings (loss) per share	(0.70)	0.97	(1.67)	(172.17)	0.97	1.03	(0.06)	(5.83)
Dividends declared per share	0.16	0.12	0.04	0.33	0.12	0.12	-	-

	Year Ended December 31,					Year Ended December 31,
			Increase (Decrease)					Increase (Decrease)
	2008	2007	Amount		%	2007	2006	Amount		%

Operating Ratios and Other Data:
Return on average assets	(0.53)%	0.97%	(150	)bp*	(154.64)	0.97%	1.23%	(26	)bp*	(21.14)
Return on average equity	(5.96)	11.55	(1,751)		(151.60)	11.55	15.59	(404)		(25.91)
Efficiency ratio (1)	61.98	49.61	1,237		24.93	49.61	49.32	29		0.59
Noninterest expense to average assets	1.64	1.64	-		-	1.64	1.85	(21)		(11.35)
Average equity to average assets	8.87	8.41	46		5.47	8.41	7.88	53		6.73
Dividend payout ratio (2)	N/M	12.37	-		-	12.37	11.65	72		6.18
Net loan charge-offs to average loans held in portfolio	1.33	0.13	120		923.08	0.13	0.17	(4)		(23.53)
Interest rate spread (3)	2.58	2.89	(31)		(10.73)	2.89	2.98	(9)		(3.02)
Net interest margin (3)	2.92	3.36	(44)		(13.10)	3.36	3.45	(9)		(2.61)

(1)	Represents noninterest expense divided by the total of our net interest income before provision for loan losses and our noninterest income.
(2)	Dividends declared per share as a percentage of diluted earnings per share.
(3)	Calculated on a tax equivalent basis. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $34.5 million, $22.9 million and $16.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
*	Basis point

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

The consolidated net income for the year ended December 31, 2008 decreased by $170.0 million or 166.2%, to a net loss of $67.7 million, compared to $102.3 million net income for the same period in 2007. Income before income tax for the year ended December 2008 decreased by $289.5 million or 186.5% to a loss before income taxes of $134.3 million as compared to an income before income taxes of $155.2 million for 2007. The decrease of $289.5 million in income before income taxes during 2008 was primarily the result of an increase in provision for loan losses of $242.7 million, a decrease in noninterest income of $23.1 million and an increase of $37.1 million of noninterest expense as compared to 2007. Provision for loan losses was $262.9 million for 2008 as compared to $20.2 million for 2007. Noninterest income was $2.5 million for 2008 as compared to $25.6 million for 2007, a 90.4% decrease. Noninterest expense was $209.8 million for 2008 as compared to $172.8 million for 2007, a 21.5% increase. Income tax for 2008 was a tax benefit of $66.5 million as compared to a tax provision of $52.9 million for 2007. Further variance explanation of the major income and expense categories for 2008 as compared to 2007 are outlined below. Diluted earnings per share were $(0.70) and $0.97 for the years ended December 31, 2008 and 2007, respectively.

Net Interest Income and Net Interest Margin. Net interest income in 2008 grew $13.5 million to $336.1 million, a 4.2% increase from $322.6 in 2007 despite the Federal Reserve interest rate cuts throughout 2008. This was driven by organic balance sheet growth in loans, increased purchases of higher-yielding taxable investment securities combined with a decrease in funding costs. Average loans outstanding for 2008 was $8.59 billion compared to $7.36 billion for 2007, an increase of 16.7%. Average taxable securities investment for 2008 was $2.36 billion compared to $1.73 billion for 2007, an increase of 36.6%. Interest and dividend income from loans and investments for 2008 was $697.4 million compared to $706.3 million for 2007, a decrease of $9.0 million or 1.3%. At the same time funding costs for 2008 decreased $22.5 million or 5.8% to $361.3 million from $383.8 million for 2007.

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008			2007
			Average			Average
		Interest	Yields		Interest	Yields
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Rates Paid	Balance	Expense	Rates Paid

Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$8,591,151	$534,809	6.23%	$7,363,435	$575,805	7.82%
Taxable securities (3)	2,359,513	122,053	5.17	1,727,075	88,043	5.10
Tax-exempt securities (3)	464,077	22,407	4.83	304,342	14,907	4.90
FHLB Stock	94,384	3,727	3.95	72,820	3,825	5.25
Securities purchased under agreements to resell	150,000	6,084	4.06	159,657	10,633	6.66
Other	261,323	8,279	3.17	214,651	13,135	6.12

Total interest-earning assets	11,920,448	697,359	5.85	9,841,980	706,348	7.18
Noninterest-earning assets	896,934	-		688,180	-

Total assets	$12,817,382	$697,359		$10,530,160	$706,348

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,416,826	$29,952	2.11	$1,531,449	$51,535	3.37
Savings accounts	676,212	5,223	0.77	726,168	7,117	0.98
Time deposits	5,381,761	196,182	3.65	4,380,809	217,679	4.97

Total interest-bearing deposits	7,474,799	231,357	3.10	6,638,426	276,331	4.16
Securities sold under agreements to repurchase	730,574	24,545	3.36	400,614	15,308	3.82
Short-term borrowings and federal funds purchased	685,737	18,951	2.76	324,962	16,557	5.10
Long- term borrowings	1,423,742	61,811	4.34	1,113,881	52,231	4.69
Subordinated debentures	406,520	24,622	6.06	312,889	23,333	7.46

Total interest-bearing liabilities	10,721,372	361,286	3.37	8,790,772	383,760	4.37
Noninterest-bearing deposits	799,189	-		767,641	-
Other noninterest-bearing liabilities	159,802	-		86,316	-
Stockholders’ equity	1,137,019	-		885,431	-

Total liabilities and stockholders’ equity	$12,817,382	$361,286		$10,530,160	$383,760

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,199,076	$336,073	2.48%	$1,051,208	$322,588	2.81%

Net interest margin (5)			2.82%			3.28%

Ratio of interest-earning assets to interest-bearing liabilities	1.11x			1.12x

Tax equivalent basis:
Total interest-earning assets (6)	$11,920,448	$709,424	5.95%	$9,841,980	$714,374	7.26%
Total interest-bearing liabilities	10,721,372	361,286	3.37	8,790,772	383,760	4.37

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,199,076	$348,138	2.58%	$1,051,208	$330,614	2.89%

Net interest margin (5)			2.92%			3.36%

Average cost of deposits:
Total interest-bearing deposits	$7,474,799	$231,357	3.10%	$6,638,426	$276,331	4.16%
Noninterest-bearing deposits	799,189	-		767,641	-

Total deposits	$8,273,988	$231,357	2.80%	$7,406,067	$276,331	3.73%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.
(2)	Average loans include loans held for sale.
(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.
(6)	Interest income from tax-exempt securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $34.5 million and $22.9 million for the years ended December 31, 2008 and 2007, respectively.

Net interest margin declined 46 basis points to 2.82% for the year ended December 31, 2008 compared to 3.28% for the same period in 2007. The decline reflects the effect of the Federal Reserve interest rate cuts of 425 basis points during the year and the reversal of accrued interest of $21.8 million on loans that have been placed on nonaccrual, primarily in construction loans that have been downgraded during the year ended December 31, 2008.

For the year ended December 31, 2008, net interest margin, calculated on a tax equivalent basis was 2.92% compared to 3.36% for 2007, a decline of 44 basis points. Certain interest-earning assets of the Company qualify for federal tax exemptions or credits. The net interest margin, calculated on a tax equivalent basis, considers the tax benefit derived from these assets.

Average interest-earning assets for the year ended December 31, 2008, increased $2.08 billion or 21.1% over the same period last year. The increase was primarily in the loans and investment and mortgage backed securities portfolio. Average outstanding loans for the year ended December 31, 2008 increased $1.23 billion or 16.7% compared to the year ended December 31, 2007, primarily as a result of organic commercial business loan growth in both the domestic and China market areas. UCB’s continued focus on commercial lending activities, expansion of its Hong Kong branch and loan growth generated from it’s BDB acquisition reflects the increase in the average commercial loan balances of $1.18 billion or 17.2% compared to the corresponding period of 2007. Average commercial business loan balances for the year ended December 31, 2008, increased $724.8 million or 45.4% compared to the corresponding period of 2007. Average construction loan balances for the year ended December 31, 2008 increased $592.5 million or 46.0% compared to the same period in 2007. However, due to the continuing challenging current economic environment, the growth rate for commercial lending activities, especially in the construction lending market has slowed noticeably during the second half of 2008. Total new loan commitments for the second half of 2008 was $1.02 billion compared to $1.85 billion for the first half of 2008, a decrease of 44.9%. As of December 31, 2008, total loans represented 64.1% of total assets.

Average investment and mortgage-backed securities for the year ended December 31, 2008 was $2.82 billion, an increase of $792.2 million, or 39.0%, from the year ended December 31, 2007. Increase in investment and mortgage-backed securities resulting primarily from the purchases of U.S. Government sponsored enterprise notes. The balance of U.S. Government sponsored enterprise notes at December 31, 2008 was $1.01 billion compared to $447.2 million at December 31, 2007.

Total interest-bearing liabilities, which comprise of deposits and borrowings, increased $1.93 billion, or 22.0%, for the year ended December 31, 2008, from the year ended December 31, 2007.

Average total deposits increased $867.9 million, or 11.72%, for the year ended December 31, 2008, from the year ended December 31, 2007, reflecting UCB’s ongoing focus on the generation of commercial and consumer deposits, both domestically and in the China market areas. Average interest-bearing deposits increased to $7.47 billion, up 12.6% from the year ended December 31, 2007, and average noninterest-bearing deposits increased to $799.2 million, up 4.1% for the year ended December 31, 2008, compared to the year ended December 31, 2007. At December 31, 2008, total deposits represented 74.3% of total liabilities.

Average total borrowings increased $1.09 billion, or 50.8%, for the year ended December 31, 2008, from the year ended December 31, 2007. At December 31, 2008, total borrowings were $2.99 billion and represented 24.7% of total liabilities. FHLB advances made up $1.72 billion of total borrowings at December 31, 2008.

The changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities, and the amount of change that is attributable to volume and rate changes by comparing the years ended December 31, 2008 to 2007, are as follows (dollars in thousands):

	Year Ended December 31, 2008 Compared to 2007
	Changes due to
	Volume	Rate	Total

Interest income:
Loans	$96,005	$(137,001)	$(40,996)
Taxable securities	32,240	1,770	34,010
Tax-exempt securities	7,824	(324)	7,500
FHLB stock	1,133	(1,231)	(98)
Securities purchased under agreements to resell	(643)	(3,906)	(4,549)
Other	2,856	(7,712)	(4,856)

Total interest income on interest-earning assets	139,415	(148,404)	(8,989)

Interest expense:
Deposits:
NOW, checking, and money market accounts	(3,857)	(17,726)	(21,583)
Savings accounts	(490)	(1,404)	(1,894)
Time deposits	49,737	(71,234)	(21,497)
Securities sold under agreements to repurchase	12,608	(3,371)	9,237
Short-term borrowings and federal funds purchased	18,382	(15,988)	2,394
Long-term borrowings	14,530	(4,950)	9,580
Subordinated debentures	6,982	(5,693)	1,289

Total interest expense on interest-bearing liabilities	97,892	(120,366)	(22,474)

Increase (decrease) in net interest income	$41,523	$(28,038)	$13,485

Provision for Loan Losses.  The provision for loan losses was $262.9 million for 2008, as compared to $20.2 million for 2007. The economic and credit turmoil that began in the latter part of 2007 continued to worsen throughout 2008. The increased provision for loan losses during the first quarter of 2008 was the result of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that included Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The provision for loan losses during the second quarter of 2008 reflects an increased assessment of loss severity, primarily on certain residential construction problem loans previously identified during the first quarter. In addition, provision for loan losses during the second quarter was necessitated by the high level of charge-offs. The provision for loan losses during the third quarter of 2008 was primarily due to further softening in the residential construction markets in California. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. Also, $4.1 million of the third quarter’s provision was associated with increased commercial lending reserves for one commercial loan. Provision for loan losses during the fourth quarter was greater than the loan loss provision for the three quarters of 2008 combined. The significant loan loss provision of $152.1 million during the fourth quarter was primarily due to the further rapid deterioration in residential construction markets in certain areas of California. We experienced additional specific loss provisioning associated with a certain number of commercial real estate and commercial business loans, as a result of lender specific events that occurred during the latter half of 2008. The deterioration in the economy and the housing and construction sectors accelerated during the later stages of the fourth quarter of 2008. As such, the loan loss provision for the fourth quarter reflects a significant increase in non-performing loans, substantial increase in charge-offs, delinquencies and receipt of updated appraisals, especially in the residential construction loan portfolio as compared to the prior quarters of 2008.

For the year ended December 31, 2008, net charge-offs were $113.2 million, an increase of $104.0 million from the $9.3 million of net charge-offs for the year ended December 31, 2007. Construction net charge-offs was $90.4 million, representing 79.9% of the net charge-offs for 2008. Net charge-offs as a percentage of average loans held in portfolio was 1.33% for the year ended December 31, 2008, as compared to 0.13% for the year ended December 31, 2007, an increase of 120 basis points as compared to 2007. The provision for loan loss was $109.7 million greater than net charge-offs for the year ended December 31, 2008, which resulted in a corresponding increase in the Company’s allowance for loan losses.

See “Credit Risk Management” for more information on how the Company determines the level for the allowances for loan losses and unfunded lending commitments.

Noninterest Income.  Noninterest income decreased by $23.1 million, or 90.4%, for the year ended December 31, 2008, compared to the year ended December 31, 2007. The net decrease was primarily the result of other-than-temporary impairment on investments of $43.1 million recognized for the full year of 2008. The other-than-temporary charges included a $5.2 million write-down in two non-bank REIT TPS CDOs, a $22.3 million write-down on GSE investment securities, a $5.0 million write-down on the retained residual tranche from UCB’s commercial real estate loan securitization and a $10.6 million write-down on three CDOs backed by pooled bank trust preferred securities.

In addition, a $1.4 million charge was recorded during the first quarter of 2008 for a lower of cost or market adjustment on commercial real estate loans held for sale. Gain on sale on loans decreased to $2.0 million for the year ended December 31, 2008, from $8.2 million for the same period in 2007 due to decreased sales volume resulting from the current economic and market conditions. The decrease in noninterest income was partially offset by $9.8 million in foreign exchange gain for the year ended December 31, 2008, an increase of $9.6 million over the same period in 2007. For the year ended December 31, 2008, gain on available for sale investment securities increased $5.5 million, or 103.8%.

Noninterest Expense.  Noninterest expense increased $37.1 million, or 21.5%, for the year ended December 31, 2008 as compared to the same period in 2007. For the year ended December 31, 2008, personnel and occupancy expenses increased by $19.6 million, or 16.4% as a result of additional cost of supporting the Company’s commercial business, the expansion of the Company’s infrastructure and includes a full year of salary and occupancy costs associated with the May, 2007 acquisition of The Chinese American Bank and the December, 2007 acquisition of UCB China.

Included in noninterest expense for the year ended December 31, 2008, was a $6.0 million of deposit insurance premium, an increase of $4.2 million over the same period in 2007 and $7.1 million in other real estate owned expenses, and increase of $6.5 million over the same period in 2007. The increase in deposit insurance premium reflects a 22.1% growth in domestic deposits and the inclusion of a one time credit of $3.6 million in the 2007 deposit insurance premium expense. In addition, other real estate owned expense increased by $6.5 million in 2008 due to increased foreclosures.

Income Tax Benefit.  The Company recognized a $66.5 million income tax benefit for the year ended December 31, 2008 compared to a $52.9 million income tax expense for the year ended December 31, 2007. The income tax benefit for 2008 was primarily caused by a significant pretax loss for 2008 and tax exempt interest income and low-income housing credits. The effective tax rate for the year ended December 31, 2008, was 49.5% compared with 34.1% for the year ended December 31, 2007.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The consolidated net income of the Company for the year ended December 31, 2007, increased modestly by $1.4 million, or 1.4%, to $102.3 million, compared to $100.9 million for the same period in 2006. The modest increase in net income was the result of increase in loan loss provision and realized losses on certain collateralized debt obligations that were deemed impaired in the fourth quarter of 2007 as a result of credit downgrades. The ROE and ROA ratios for the year ended December 31, 2007, were 11.55% and 0.97%, respectively. These amounts compare with the ROE ratio of 15.59% and the ROA ratio of 1.23% for the year ended December 31, 2006. During the fourth quarter of 2007, the Company recorded an $11.6 million other-than-temporary impairment charge on two of its collateralized debt obligations. In addition, as a result of credit deterioration in certain of its construction loans, the Company recorded a $14.0 million provision for loan losses in the fourth quarter of 2007. The declines in the ratios are reflective of the growth rates of assets and equity that exceeded the growth in net income, primarily as a result of the Company’s expansion and acquisitions that were consummated in the latter part of 2007 as well as a result of the CDO writedown and increase loan loss provisions recorded in the fourth quarter of 2007. The efficiency ratio was 49.61% for the year ended December 31, 2007, compared with 49.32% for the same period in 2006. The higher efficiency ratio is reflective of the growth in noninterest expense that exceeded the growth in net interest income and noninterest income, resulting from the Company’s expansion and acquisitions. Diluted earnings per share were $0.97 and $1.03 for the years ended December 31, 2007 and 2006, respectively.

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

The following table reflects the distribution of average assets, liabilities and stockholders’ equity, as well as the amounts of interest income and resultant yields earned from average interest-earning assets, and the amounts of interest expense and resultant rates paid on average interest-bearing liabilities for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007			2006
			Average				Average
		Interest	Yields			Interest	Yields
	Average	Income/	Earned/	Average		Income/	Earned/
	Balance	Expense	Rates Paid	Balance		Expense	Rates Paid

Nontaxable equivalent basis:
Interest-earning assets
Loans (1)(2)	$7,363,435	$575,805	7.82%	$6,079,574		$448,650	7.38%
Taxable securities (3)	1,727,075	88,043	5.10	1,296,231		62,418	4.82
Tax-exempt securities (3)	304,342	14,907	4.90	224,295		10,717	4.78
FHLB Stock	72,820	3,825	5.25	48,645		3,006	6.18
Securities purchased under agreements to resell	159,657	10,633	6.66	60,822		4,515	7.42
Other	214,651	13,135	6.12	117,096		5,707	4.87

Total interest-earning assets	9,841,980	706,348	7.18	7,826,663		535,013	6.84
Noninterest-earning assets	688,180	-		382,187		-

Total assets	$10,530,160	$706,348		$8,208,850		$535,013

Interest-bearing liabilities:
Deposits:
NOW, checking and money market accounts	$1,531,449	$51,535	3.37	$1,300,150		$41,282	3.18
Savings accounts	726,168	7,117	0.98	713,068		9,527	1.34
Time deposits	4,380,809	217,679	4.97	3,677,491		159,250	4.33

Total interest-bearing deposits	6,638,426	276,331	4.16	5,690,709		210,059	3.69
Securities sold under agreements to repurchase	400,614	15,308	3.82	152,059		5,313	3.49
Short-term borrowings and federal funds purchased	324,962	16,557	5.10	224,883		10,178	4.53
Long- term borrowings	1,113,881	52,231	4.69	683,978		33,424	4.89
Subordinated debentures	312,889	23,333	7.46	152,136		12,106	7.96

Total interest-bearing liabilities	8,790,772	383,760	4.37	6,903,765		271,080	3.93
Noninterest-bearing deposits	767,641	-		544,910		-
Other noninterest-bearing liabilities	86,316	-		113,089		-
Stockholders’ equity	885,431	-		647,086		-

Total liabilities and stockholders’ equity	$10,530,160	$383,760		$8,208,850		$271,080

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,051,208	$322,588	2.81%	$922,898		$263,933	2.91%

Net interest margin (5)			3.28%				3.37%

Ratio of interest-earning assets to interest-bearing liabilities	1.12x			1.13	x

Tax equivalent basis:
Total interest-earning assets (6)	$9,841,980	$714,374	7.26%	$7,826,663		$540,784	6.91%
Total interest-bearing liabilities	8,790,772	383,760	4.37	6,903,765		271,080	3.93

Net interest-earning assets/net interest income/net interest rate spread (4)	$1,051,208	$330,614	2.89%	$922,898		$269,704	2.98%

Net interest margin (5)			3.36%				3.45%

Average cost of deposits:
Total interest-bearing deposits	$6,638,426	$276,331	4.16%	$5,690,709		$210,059	3.69%
Noninterest-bearing deposits	767,641	-		544,910		-

Total deposits	$7,406,067	$276,331	3.73%	$6,235,619		$210,059	3.37%

(1)	Nonaccrual loans are included in the table for computation purposes; however, interest for such loans is recognized on a cash basis.
(2)	Average loans include loans held for sale.
(3)	Average yield on investment securities is computed using historical cost balances; the yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest-earning assets.
(6)	Interest income from tax-exempt securities has been adjusted to a tax equivalent basis using a statutory federal income tax rate of 35.0%. Interest income from tax-exempt investment securities calculated on a tax equivalent basis was $22.9 million and $16.5 million for the years ended December 31, 2007 and 2006, respectively.

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

Noninterest Income.  Noninterest income decreased by $17.6 million, or 40.7%, for the year ended December 31, 2007, compared to the same period in 2006. Noninterest income in 2007 included an $11.6 million charge for realized losses on two of our REIT collateralized debt obligations. Noninterest income in 2006 included a $5.0 million acquisition termination fee from Great Eastern Bank and $1.6 million of interest income related to refunds from amended income tax returns. Commercial banking fees increased to $14.9 million for the year ended

December 31, 2007, compared to $12.0 million for the same period in 2006. The increase reflects the growth in trade finance activity, merchant card activity, other commercial banking fees and fees from UCB Investment Services, Inc. Gain on sale of multifamily and commercial real estate loans decreased to $5.7 million for the year ended December 31, 2007, from $17.8 million for the same period in 2006. The lower of cost or market adjustment related to loans held for sale reflects a $303,000 loss related to loans transferred from held for sale to held in portfolio for the year ended December 31, 2007, compared to a $76,000 recovery related to previously recognized write down of loans held for sale to market for the same period in 2006. Additionally, UCB had an increase for equity losses in other equity investments to $3.0 million for the year ended December 31, 2007, from $1.1 million for the same period in 2006.

Noninterest Expense.  Noninterest expense increased $21.3 million, or 14.1%, for the year ended December 31, 2007, compared to the same period in 2006. For the year ended December 31, 2007, personnel expenses increased $9.4 million, or 10.6%, from the same period in 2006 due to additional staffing required to support the growth of UCB’s commercial banking business, the opening of new branches, the additional staffing resulting from the Summit Bank, CAB and BDB acquisitions and the expansion of UCB’s infrastructure to support a larger and growing organization. Occupancy expenses increased $5.0 million, or 31.0%, for the year ended December 31, 2007, compared to the same period in 2006 as a result of the opening of new branches and the operations of Summit Bank, CAB and BDB. Core deposit intangible amortization increased $2.2 million, or 85.0%, for the year ended December 31, 2007, compared to the same period in 2007 as a result of the additional amortization of the core deposit intangibles associated with the Summit Bank and CAB acquisitions. Other general and administrative expenses increased by $2.3 million, or 14.5%, for the year ended December 31, 2007, compared to the same period in 2006 primarily as a result of increased advertising expenses related to UCB’s expansion, market promotions, merchant card expenses and foreign exchange losses.

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

BUSINESS SEGMENT RESULTS

Currently, UCB comprises substantially all of the Company’s operations. In addition, no portion of UCB meets the thresholds designated by generally accepted accounting principles for separate segment disclosures. As a result, the previous discussion of the results of operations and the subsequent balance sheet analyses are applicable to UCB as well as to the Company. See Note 32 to the Consolidated Financial Statements for additional information on the Company’s segments.

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

UCB’s Investment Securities Portfolio investments are governed by an Asset/Liability Policy (“A/L Policy”), which was approved by UCB’s Board of Directors. The A/L Policy sets exposure limits for selected investments, as a function of total assets, total securities and Tier 1 capital, as well as the maximum maturity and duration limits. The A/L Policy also limits the concentration in a particular investment as a function of the total issue. Finally, the A/L Policy sets goals for each type of investment with respect to ROA, ROE and total risk-based capital ratio and also sets limits for interest rate sensitivity.

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

The amortized cost and market value of the Investment Securities Portfolio at December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Investment securities available for sale:
Agency preferred stock	$1,251	$382	$23,466	$20,149	$-	$-
Collateralized debt obligations	15,343	12,568	31,433	28,731	38,445	38,134
Trust preferred securities	-	-	-	-	-	-
U.S. Government sponsored enterprises notes	802,826	815,481	446,916	447,227	588,621	583,040
U.S. Government sponsored enterprises discount notes	197,106	198,800	-	-	249,024	249,085
U.S. Treasury Bill	49,955	49,963	-		73,183	73,200
Municipals	278,549	252,299	246,632	244,409	58,325	58,325
Commercial paper	-		-		49,952	49,952
Other	10,000	7,016	10,000	8,950	10,000	9,875

Total investment securities available for sale	1,355,030	1,336,509	758,447	749,466	1,067,550	1,061,611

Mortgage-backed securities available for sale:
FNMA	568,627	577,964	559,979	556,138	515,711	502,697
GNMA	259,002	263,593	77,478	75,733	87,866	84,605
FHLMC	325,132	328,500	241,243	235,874	313,991	304,284
CMBS	329,975	306,613	390,112	385,448	-	-
Other	160,983	148,914	188,006	185,696	200,832	196,259

Total mortgage-backed securities available for sale	1,643,719	1,625,584	1,456,818	1,438,889	1,118,400	1,087,845

Total investment and mortgage-backed securities available for sale	2,998,749	2,962,093	2,215,265	2,188,355	2,185,950	2,149,456

Investment securities held to maturity:
Municipals	182,386	183,983	212,647	218,631	222,638	229,358

Mortgage-backed securities held to maturity:
FNMA	51,521	52,496	4,090	3,989	4,372	4,200
GNMA	47,567	48,744	54,326	53,255	63,122	61,367
FHLMC	319	321	422	411	541	521

Total mortgage-backed securities held to maturity	99,407	101,561	58,838	57,655	68,035	66,088

Total investment and mortgage-backed securities held to maturity	281,793	285,544	271,485	276,286	290,673	295,446

Total investment and mortgage-backed securities	$3,280,542	3,247,637	$2,486,750	$2,464,641	$2,476,623	$2,444,902

As of December 31, 2008, the amortized cost and the market value of the AFS Investment Securities Portfolio were $3.00 billion and $2.96 billion, respectively. The total net of tax unrealized loss on these securities was $21.7 million and is reflected as accumulated other comprehensive loss in stockholders’ equity. The difference between the carrying value and market value of securities that are held to maturity, aggregating a net gain of $3.8 million, has not been recognized in the financial statements as of December 31, 2008. Additionally, certain securities that UCB holds have unrealized losses that extend for periods in excess of twelve months. These securities are comprised primarily of CDOs, mortgage-backed securities and municipal securities. The unrealized losses associated with these securities are from changes in interest rates due to an increase in risk aversion subsequent to purchase. The unrealized losses would decline should the required yield or interest rates fall to the purchased yield and as the securities approach maturity. Investment securities available for sale with unrealized losses were determined not to be other-than-temporary impaired due to indicators associated with these securities that the Company evaluated. Indicators that the Company evaluated for these securities include the amount of decline in market value below the amount recorded for these securities and the severity of the decline. Other factors that were considered in determining whether these securities were not other- than-temporary impaired include the length of time to which the market value has been less than the book value, any recent events specific to the issuer, the economic conditions of its industry, review of the collateral associated with the securities, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. Also, in the pricing of investments using the Company’s internal model, the Company stress tested cash flows in each scenario.

CDOs with an amortized cost basis of $15.3 million and carrying value of $12.6 million at December 31, 2008, include securities backed by REIT TPS and pooled bank TPS which are included in our available for sale securities. The unrealized losses on these securities have occurred as a result of rising defaults and delinquencies in the subprime residential mortgage markets, coupled with rating agency downgrades of a large number of subprime residential mortgage-backed securities, which in turn led to continued credit spread widening and ultimately resulted in declines in the valuations of these types of securities and certain indices that serve as a reference point for determining the fair value of such securities. The carrying value at December 31, 2008, reflects the cumulative $15.9 million other-than-temporary impairment charges that we recognized on our pooled bank TPS CDOs and which have been reflected in our results of operations for the year ended December 31, 2008. At December 31, 2007, the carrying value reflected an $11.6 million other-than-temporary impairment charge that we recognized on two REIT TPS CDOs.

Mortgage-backed securities consist primarily of securities guaranteed by FNMA, the Government National Mortgage Association (“GNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”), as well as certain collateralized mortgage obligations. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted primarily from changes in interest rates due to an increase in risk aversion subsequent to purchase. The unrealized losses will decline as the required yield fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities predominantly have ratings of AAA, AA, or A. These securities either have bond insurance or guarantees that originally supported investment grade ratings of AAA or AA. With the recent Nationally Recognized Statistical Rating Organization (“NRSRO”) downgrades of monoline insurers, we have seen the ratings of our municipal bonds decline, but in no case are the bonds rated below BBB, although some are unrated. Nevertheless, in management’s opinion there have not been any material deteriorations of the underlying municipal credit quality that would contribute to other-than-temporary impairment. The unrealized losses on our municipal securities resulted primarily from the lack of market liquidity in the third and fourth quarter, changes in interest rates due to an increase in risk aversion subsequent to purchase and to a lesser extent the uncertainty surrounding the monoline insurers. We expect that the unrealized losses will decline as interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

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

Monoline insurers provide credit enhancement to capital market transactions. The current economic and credit market environment has severely affected the financial strength of some of these financial guarantors. The Company’s exposure to monoline insurers is limited to municipal bonds that are insured by monolines and the senior commercial mortgage backed securities (“CMBS”) bond from our 2007 commercial real estate loan securitization. At December 31, 2008, municipal bonds insured by monolines had an amortized cost of approximately $383.9 million and the senior CMBS bond had an amortized cost of $308.3 million. There were no losses related to these exposures that needed to be reflected in the results for year ended December 31, 2008. Furthermore, the monoline insurer for the senior CMBS bond was AAA-rated by Standard & Poor’s and Aa2-rated by Moody’s as of December 31, 2008.

The carrying value, weighted average yields and contractual maturities of the Investment Securities Portfolio at December 31, 2008, were as follows (dollars in thousands):

			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield

Investment securities available for sale:
Agency preferred stock	$-	-%	$-	-%	$-	-%	$382	-%	$382	-%
Collateralized debt obligations	-	-	-	-	-	-	12,568	7.30	12,568	7.30
U.S. Government sponsored enterprises notes	198,800	1.67	74,232	3.63	715,824	4.79	25,425	5.18	1,014,281	4.10
U.S. Treasury Bill	49,963	0.19	-	-	-	-	-	-	49,963	0.19
Municipals	-	-	418	3.76	2,809	3.92	249,072	4.44	252,299	4.43
Other	-	-	-	-	7,016	5.30	-	-	7,016	5.30

Total investment securities available for sale	248,763	1.37	74,650	3.63	725,649	4.80	287,447	4.62	1,336,509	4.07

Mortgage-backed securities available for sale:
FNMA	-	-	6,488	5.13	162,784	4.83	408,692	4.75	577,964	4.78
GNMA	-	-	-	-	-	-	263,593	4.87	263,593	4.87
FHLMC	-	-	-	-	29,165	4.13	299,335	4.88	328,500	4.81
CMBS	-	-	-	-	-	-	306,613	5.98	306,613	5.98
Other	-	-	-	-	44,996	4.72	103,918	5.43	148,914	5.23

Total mortgage-backed securities available for sale	-	-	6,488	5.13	236,945	4.73	1,382,151	5.14	1,625,584	5.08

Total investment and mortgage-backed securities available for sale	248,763	1.37	81,138	3.75	962,594	4.78	1,669,598	5.05	2,962,093	4.62

Investment securities held to maturity:
Municipals (1)	-	-	-	-	11,328	4.88	171,058	4.70	182,386	4.71

Mortgage-backed securities held to maturity:
FNMA	-	-	-	-	1,079	3.81	50,442	4.23	51,521	4.22
GNMA	-	-	-	-	-	-	47,567	4.92	47,567	4.92
FHLMC	-	-	-	-	-	-	319	4.01	319	4.01

Total mortgage-backed securities held to maturity	-	-	-	-	1,079	3.81	98,328	4.56	99,407	4.56

Total investment and mortgage-backed securities held to maturity	-	-	-	-	12,407	4.78	269,386	4.65	281,793	4.65

Total investment and mortgage-backed securities	$248,763	1.37%	$81,138	3.75%	$975,001	4.78%	$1,938,984	4.99%	$3,243,886	4.63%

(1)	Weighted average yield is calculated on a nontax equivalent basis.

Loans

The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate - nonresidential	$2,582,813	29.79	$2,317,501	29.59	$2,341,572	35.29	$2,307,381	39.52	$1,943,868	47.99
Secured by real estate - multifamily	1,114,275	12.85	1,186,177	15.14	1,275,594	19.22	1,506,848	25.81	866,079	21.38
Business	2,406,773	27.76	2,076,597	26.51	1,461,322	22.02	863,935	14.80	468,128	11.56
Construction	1,984,849	22.89	1,666,550	21.28	1,054,302	15.89	494,841	8.47	289,936	7.16

Total commercial	8,088,710	93.29	7,246,825	92.52	6,132,790	92.42	5,173,005	88.60	3,568,011	88.09

Consumer:
Residential mortgage (one-to-four family)	493,023	5.68	518,674	6.62	448,895	6.76	613,988	10.52	434,423	10.72
Other	88,954	1.03	66,651	0.86	53,975	0.82	51,667	0.88	48,307	1.19

Total consumer	581,977	6.71	585,325	7.48	502,870	7.58	665,655	11.40	482,730	11.91

Loans held in portfolio (1)	8,670,687	100.00	7,832,150	100.00	6,635,660	100.00	5,838,660	100.00	4,050,741	100.00

Allowance for loan losses	(230,439)		(80,584)		(62,015)		(64,542)		(56,472)

Net loans held in portfolio	$8,440,248		$7,751,566		$6,573,645		$5,774,118		$3,994,269

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $11.4 million, $17.9 million, $25.8 million, $7.4 million and $7.3 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

During the year ended December 31, 2008, loans held in portfolio increased by $838.5 million. This increase resulted primarily from organic growth in commercial loans, which was offset by a transfer of commercial loans of $40.3 million from held in portfolio to held for sale. Commercial loans at December 31, 2008, increased 11.6% from the December 31, 2007, balance. Consumer loans decreased 0.6% at December 31, 2008, from the December 31, 2007, balance.

At December 31, 2008 and 2007, UCB had cash secured loans of $250.5 million and $284.5 million, respectively, which were primarily commercial business loans.

In connection with its credit risk management efforts, UCB will periodically sell and securitize commercial real estate loans to help manage its loan concentrations. As a result, UCB periodically identifies certain loans that it intends to sell. When such a determination is made, these loans are classified as held for sale. During the year ended December 31, 2008, UCB transferred $40.3 million of loans from held in portfolio to held for sale. UCB also transferred at market value, $156.2 million of loans that did not attract a potential buyer or meet our pricing requirements from held for sale to held in portfolio during the year ended December 31, 2008. The components of the loans held for sale by amount and percentage of gross loans held for sale for each major loan category at December 31, 2008, 2007, 2006, and 2005, are as follows (dollars in thousands):

	2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Secured by real estate - nonresidential	$-	-	$175,101	98.85	$141,348	98.94	$154,087	98.31
Secured by real estate - multifamily	-	-	-	-	-	-	-	-
Business	-	-	1,109	0.63	1,203	0.84	2,653	1.69

Total commercial	-	-	176,210	99.48	142,551	99.78	156,740	100.00

Consumer:
Residential mortgage (one-to-four family)	-	-	927	0.52	310	0.22	-	-

Loans held for sale (1)	$-	-	$177,137	100.00	$142,861	100.00	$156,740	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $322,000, $213,000 and $372,000 at December 31, 2007, 2006 and 2005, respectively.

Consistent with UCB’s stated long-term objectives for the next five years, UCB intends to continue to systematically reduce its concentration in commercial real estate loans while increasing its concentration in commercial business loans.

UCB securitized $254.5 million of multifamily and residential mortgage loans during 2008 with the servicing rights retained through FNMA. The resultant securities are included in our available for sale investment securities portfolio.

As a result of changing the loan origination focus to commercial business loans, UCB is originating more loans that reprice in shorter periods. Construction loans, commercial business loans and SBA loans generally have monthly repricing terms. Commercial real estate loans generally reprice monthly or are intermediate fixed, meaning that the loans have interest rates that are fixed for a period, typically five years, after which the loans generally reprice monthly or become due and payable. Multifamily real estate loans are generally intermediate fixed. Residential mortgage (one-to-four family) loans may be adjustable rate that reprice semiannually or annually; fixed rate, meaning that the loans have interest rates that are fixed over the term of the loans, typically 15 or 30 years; or have interest rates that are fixed for a period, typically five years, and then generally reprice semiannually or annually, thereafter. The components of gross loans held in portfolio by interest rate type and percentage of gross loans held in portfolio at December 31, 2008, 2007, 2006, 2005, and 2004, were as follows (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Adjustable-rate loans	$5,838,890	67.25	$5,000,318	63.70	$3,749,132	56.28	$2,951,945	50.50	$2,603,889	64.17
Hybrid rate loans	1,302,623	15.00	1,280,340	16.31	1,444,072	21.68	1,711,915	29.28	881,744	21.73
Fixed-rate loans	1,540,622	17.75	1,569,427	19.99	1,468,275	22.04	1,182,198	20.22	572,419	14.10

Gross loans held in portfolio (1)	$8,682,135	100.00	$7,850,085	100.00	$6,661,479	100.00	$5,846,058	100.00	$4,058,052	100.00

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $11.4 million, $17.9 million, $25.8 million, $7.4 million, and $7.3 million at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

The components of gross loans held in portfolio by interest type for each major loan category at December 31, 2008, were as follows (dollars in thousands):

	Adjustable	Hybrid	Fixed	Total

Commercial:
Secured by real estate - nonresidential	$1,139,776	$452,719	$999,731	$2,592,226
Secured by real estate - multifamily	382,348	623,042	106,711	1,112,101
Business	2,228,887	17,097	160,869	2,406,853
Construction	1,909,713	-	78,826	1,988,539

Total commercial	5,660,724	1,092,858	1,346,137	8,099,719

Consumer:
Residential mortgage (one-to-four family)	92,404	209,765	191,266	493,435
Other	85,762	-	3,219	88,981

Total consumer	178,166	209,765	194,485	582,416

Gross loans held in portfolio (1)	$5,838,890	$1,302,623	1,540,622	$8,682,135

(1)	Amounts do not reflect net deferred loan fees, purchase premiums and discounts of $11.4 million at December 31, 2008.

Adjustable-rate loans increased $838.6 million from December 31, 2007, to December 31, 2008. Hybrid loans increased $22.3 million from December 31, 2007, to December 31, 2008. Fixed-rate loans decreased $28.8 million from December 31, 2007, to December 31, 2008.

The estimated impact of repricing of loans held in portfolio at December 31, 2008, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Commercial:
Secured by real estate - nonresidential	$1,277,175	$476,910	$530,571	$286,667	$20,179	$724	$2,592,226
Secured by real estate - multifamily	386,712	180,523	442,655	83,394	18,817	-	1,112,101
Business	2,294,303	36,465	62,174	9,830	4,081	-	2,406,853
Construction	1,983,197	2,351	2,522	469	-	-	1,988,539

Total commercial	5,941,387	696,249	1,037,922	380,360	43,077	724	8,099,719

Consumer:
Residential mortgage (one-to-four family)	92,613	70,473	97,527	70,059	59,880	102,883	493,435
Other	88,315	298	-	-	100	268	88,981

Total consumer	180,928	70,771	97,527	70,059	59,980	103,151	582,416

Gross loans held in portfolio	$6,122,315	$767,020	$1,135,449	$450,419	$103,057	$103,875	$8,682,135

Net deferred loan fees, purchase premiums and discounts							(11,448)

Loans held in portfolio							8,670,687
Allowance for loan losses							(230,439)

Net loans held in portfolio							$8,440,248

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

The contractual maturity of loans held in portfolio at December 31, 2008, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Commercial:
Secured by real estate - nonresidential	$552,390	$462,382	$648,019	$750,250	$173,841	$5,344	$2,592,226
Secured by real estate - multifamily	18,812	10,980	268,391	754,358	59,118	442	1,112,101
Business	1,708,850	453,301	193,166	41,915	9,621	-	2,406,853
Construction	628,081	1,167,846	183,629	8,514	469	-	1,988,539

Total commercial	2,908,133	2,094,509	1,293,205	1,555,037	243,049	5,786	8,099,719

Consumer:
Residential mortgage (one-to-four family)	2,093	6,345	64,645	189,100	126,394	104,858	493,435
Other	33,540	26,608	18,118	9,526	822	367	88,981

Total consumer	35,633	32,953	82,763	198,626	127,216	105,225	582,416

Gross loans held in portfolio	$2,943,766	$2,127,462	$1,375,968	$1,753,663	$370,265	$111,011	$8,682,135

Net deferred loan fees, purchase premium and discounts							(11,448)

Loans held in portfolio							8,670,687
Allowance for loan losses							(230,439)

Net loans held in portfolio							$8,440,248

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

The contractual maturity of loans held in portfolio by interest type at December 31, 2008, is as follows (dollars in thousands):

					After Ten
		After One	After Three	After Five	Years
		Year	Years	Years	Through	After
	Within	Through	Through	Through	Twenty	Twenty
	One Year	Three Years	Five Years	Ten Years	Years	Years	Total

Adjustable-rate loans	$2,828,797	$1,940,669	$759,675	$282,650	$25,420	$1,679	$5,838,890
Hybrid rate loans	-	42,948	253,016	970,999	35,394	266	1,302,623
Fixed-rate loans	114,969	143,845	363,277	500,014	309,451	109,066	1,540,622

Gross loans held in portfolio	$2,943,766	$2,127,462	$1,375,968	$1,753,663	$370,265	$111,011	$8,682,135

Net deferred loan fees, purchase premium and discounts							(11,448)

Loans held in portfolio							8,670,687
Allowance for loan losses							(230,439)

Net loans held in portfolio							$8,440,248

The table does not include the effects of possible prepayments. The rate of loan prepayment varies from time to time, depending upon various factors, including market interest rates.

New loan fundings related to loans held for sale and held in portfolio for years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008	2007	2006

Loans held for sale(2):
Commercial:
Secured by real estate - nonresidential	$10,592	$55,047	$45,602
Consumer:
Residential mortgage (one-to-four family)	-	2,504	3,904

Total loans held for sale commitments(1)	10,592	57,551	49,506

Loans held in portfolio:
Commercial:
Secured by real estate - nonresidential	814,650	998,831	857,735
Secured by real estate - multifamily	277,417	380,287	241,067
Business	1,088,906	1,186,963	1,176,155
Construction	485,545	1,292,327	1,064,113

Total commercial loans	2,666,518	3,858,408	3,339,070

Consumer:
Residential mortgage (one-to-four family)	135,243	156,596	90,914
Other	52,960	42,714	33,768

Total consumer loans	188,203	199,310	124,682

Total loans held in portfolio commitments (1)	2,854,721	4,057,718	3,463,752

Total loan commitments (1)	$2,865,313	$4,115,269	$3,513,258

(1)	Amounts do not reflect commitments related to loan participations.

(2)	There were no commitments to fund loans to be held for sale at December 31, 2008.

Foreign Outstandings

Foreign outstandings include loans, acceptances, interest bearing deposits with other banks, other interest bearing investments and related accrued interest receivable. Country distributions are based on the location of the obligor. Foreign assets are subject to the general risks of conducting business in each foreign country, including economic uncertainty and government regulations. In addition, foreign assets may be impacted by changes in demand or pricing resulting from movements in exchange rates or other factors. Other than China, there was no other foreign country with cross-border exposure greater than 0.75%. The cross-border exposure exceeding 1.00% of our total assets as of December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

		Banks and
	Governments	Other	Commercial			% of
	and Official	Financial	and	Other		Total
	Institutions	Institutions	Industrial	Loans	Total	Assets

China:
December 31, 2008	$22,785	$85,396	$1,014,080	$11,838	$1,134,099	8.38
December 31, 2007	10,885	50,470	791,457	12,578	865,390	7.33
December 31, 2006	6,510	16,111	470,847	19,052	512,520	4.95

Deposits

The balances and rates paid for categories of deposits at December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

NOW, checking and money market accounts	$1,979,279	0.86%	$2,417,630	1.91%	$2,194,176	2.18%
Savings accounts	791,982	0.60	986,664	1.94	942,672	2.14
Time deposits:
Less than $100,000	3,313,534	2.93	1,423,935	4.48	1,410,162	4.60
$100,000 or greater	2,882,653	3.48	2,953,011	4.60	2,655,835	4.91

Total time deposits	6,196,187	3.22	4,376,946	4.56	4,065,997	4.80

Total deposits	$8,967,448	2.47%	$7,781,240	3.40%	$7,202,845	3.66%

Deposits have traditionally been UCB’s primary source of funding to use in its lending and investment activities. At December 31, 2008, 69.1% of UCB’s deposits were time deposits, 22.1% were negotiable order of withdrawal (“NOW”) accounts, checking and money market accounts, and 8.8% were savings accounts. By comparison, at December 31, 2007, 56.2% of UCB’s deposits were time deposits, 31.1% were NOW accounts, demand deposits and money market accounts, and 12.7% were savings accounts. With the exception of state and federal government entities contributing 6.3% to total deposits, no other material portion of UCB’s deposits were from or were dependent upon any one customer, source or industry.

Included in time deposits at December 31, 2008, are $2.88 billion of deposits of $100,000 or greater, compared to $2.95 billion at December 31, 2007. Such deposits made up 32.2% of total deposits at December 31, 2008, compared to 38.0% at December 31, 2007. Also included in time deposits are $1.21 billion and $163.5 million of brokered deposits at December 31, 2008 and 2007, respectively.

Our average cost of deposits for the year ended December 31, 2008, was 2.80% as compared to 3.73% for 2007 and 3.37% for 2006. Our average interest rate paid on deposits was 2.47%, 3.40% and 3.66% at December 31, 2008, 2007 and 2006, respectively.

Core deposits decreased 18.6% to $2.77 billion at December 31, 2008, compared to $3.40 billion at December 31, 2007. Core deposits include NOW accounts, checking and money market accounts, and savings accounts. Time deposits increased 41.6% to $6.20 billion at December 31, 2008, from $4.38 billion at December 31, 2007.

The remaining maturities on time deposits of $100,000 or greater as of December 31, 2008, are as follows (dollars in thousands):

Three months or less	$1,592,055
Over three months through six months	921,647
Over six months through twelve months	337,133
Over twelve months	31,818

Total	$2,882,653

The average balances and rates paid for categories of deposits in U.S. banking offices for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008		2007		2006
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$1,378,540	2.15%	$1,515,832	3.38%	$1,290,636	3.18%
Savings accounts	600,069	0.82	604,777	1.10	626,058	1.19
Time deposits	4,565,265	3.68	3,641,268	4.86	3,110,865	4.23
Noninterest-bearing demand deposits	798,250	-	767,877	-	545,092	-

Total deposits	$7,342,124	2.76%	$6,529,754	3.60%	$5,572,651	3.23%

The average balances and rates paid for categories of deposits in foreign banking offices for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008		2007		2006
		Average		Average		Average
	Average	Rates	Average	Rates	Average	Rates
	Balance	Paid	Balance	Paid	Balance	Paid

NOW, checking and money market accounts	$39,225	0.77%	$15,381	2.05%	$9,332	2.61%
Time deposits and savings accounts	892,638	3.21	860,932	4.84	653,636	4.56

Total deposits	$931,863	3.10%	$876,313	4.79%	$662,968	4.54%

Time deposits of $100,000 or greater at foreign banking offices were $574.1 million, $705.5 million and $551.6 million at December 31, 2008, 2007 and 2006, respectively. Additionally, domestic banking offices had $496.6 million, $509.9 million and $433.9 million of deposits from foreign depositors at December 31, 2008, 2007 and 2006, respectively.

Borrowings

Borrowings for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008	2007	2006

Securities sold under agreements to repurchase:
Average balance outstanding	$730,574	$400,615	$162,124
Maximum amount outstanding at any month end period	850,000	650,000	401,600
Balance outstanding at end of period	700,000	650,000	401,600
Weighted average interest rate during the period	3.85%	4.21%	3.56%
Weighted average interest rate at end of period	3.74%	4.04%	3.71%
Weighted average remaining term to maturity at end of period (in years)	7.70	8.63	6.1
Short-term borrowings:
FHLB advances and other short-term borrowings:
Average balance outstanding	$598,387	$299,713	$224,234
Maximum amount outstanding at any month end period	806,815	637,787	654,636
Balance outstanding at end of period	335,225	414,532	654,636
Weighted average interest rate during the period	2.94%	5.15%	4.52%
Weighted average interest rate at end of period	3.39%	4.05%	5.21%
Weighted average remaining term to maturity at end of period (in years)	0.5	0.1	-
Federal funds purchased:
Balance outstanding at end of period	$-	$78,000	$-
Long-term borrowings:
FHLB advances and other long-term borrowings:
Average balance outstanding	$1,423,742	$1,113,881	$683,978
Maximum amount outstanding at any month end period	1,547,668	1,372,190	906,651
Balance outstanding at end of period	1,546,335	1,372,190	906,651
Weighted average interest rate during the period	4.34%	4.69%	4.89%
Weighted average interest rate at end of period	4.11%	4.57%	4.72%
Weighted average remaining term to maturity at end of period (in years)	4.4	5.2	5.4

UCB maintains borrowing lines with certain correspondent banks and brokers and with the Federal Home Loan Banks of San Francisco, Atlanta, Boston and Seattle (collectively referred to as the “FHLB”) to supplement its supply of lendable funds and to help manage liquidity. Such borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding borrowings. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock owned by UCB. UCB had $1.72 billion and $1.57 billion of FHLB advances outstanding at December 31, 2008 and 2007, respectively. At December 31, 2008, UCB had $697.0 million of additional FHLB borrowings available for future borrowing capacity.

UCB recorded certain loan sale transactions as secured borrowings as of December 31, 2007, since these transactions did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The secured borrowings at December 31, 2007, were $2.9 million. There were no secured borrowings at December 31, 2008.

Subordinated Debentures

UCBH formed or acquired special purpose trusts in 1997, 2001, 2002, 2005, 2006, and 2007 for the purpose of issuing guaranteed preferred beneficial interests in its junior subordinated debentures (the “Capital Securities”) and investing the proceeds thereof in the junior subordinated debentures issued by UCBH. Payment of distributions out of the monies held by the trusts and payments on liquidation of the trusts or the redemption of the Capital Securities are guaranteed by UCBH to the extent the trusts have funds available. The obligations of UCBH under the guarantees and the junior subordinated debentures are subordinate and junior in right of payment to all indebtedness of UCBH and will be structurally subordinated to all liabilities and obligations of UCBH’s subsidiaries. UCBH had $406.5 million and $406.6 million of subordinated debentures outstanding at December 31, 2008 and 2007, respectively. Following are subordinated debentures issued after 2005.

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

On December 28, 2006, UCBH issued $25.8 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VI. The junior subordinated debentures bear interest at a fixed rate of 6.73% until January 28, 2012, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.65% and will adjust quarterly until maturity. The junior subordinated debentures will mature on January 30, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after January 30, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

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

On April 30, 2007, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VIII. The junior subordinated debentures bear interest at a fixed rate of 6.59% until July 1, 2012, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank offered Rate (“LIBOR”) plus 1.52% and will adjust quarterly until maturity. The junior subordinated debentures will mature on July 1, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after July 1, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole or part at anytime upon certain events.

On June 21, 2007, UCB issued $50.0 million aggregate principal amount of junior subordinated debentures due September 15, 2022. The debentures were issued pursuant to Floating Rate Junior Subordinated Debentures (the “Debentures”), dated June 21, 2007 between UCB, as issuer, and Wilmington Trust Company, as Trustee. The Debentures bear interest at a variable rate per annum equal to the 3-month LIBOR plus 1.34%. UCB has the right (subject to the receipt of prior written approval by the FDIC, if then required under applicable regulations of the FDIC) to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after the interest payment date in June 2012 at the redemption price.

Under applicable regulatory guidelines, the Debentures qualify as Tier 2 capital. The Debentures have not been registered under the Securities Act. The Debentures are subordinated to claims of depositors and all other creditors of UCB, are unsecured and are ineligible as collateral for a loan by UCB.

On September 28, 2007, UCB issued $75.0 million aggregate principal amount of subordinated debentures (the “Subordinated Debt”) due September 30, 2017. The purchase agreement is dated as of September 28, 2007 and is made between United Commercial Bank, as borrower, and USB Capital Funding Corp., as lender. The Subordinated Debt bears interest at a variable rate per annum equal to the 3-month LIBOR plus 1.50%. The Subordinated Debt is intended to qualify as Tier 2 capital under applicable rules and regulations promulgated by the State of California and the FDIC.

OFF-BALANCE SHEET ARRANGEMENTS

As previously discussed, the Company has established or acquired special purpose trusts for the sole purpose of issuing guaranteed preferred beneficial interests, investing in the junior subordinated debentures issued by the Company and securitizing certain of the Company’s commercial real estate loans. The Company’s consolidated results exclude these special purpose trusts pursuant to FIN 46R, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, since UCBH is not deemed to be the primary beneficiary of these trusts.

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

Another aspect of UCB’s credit risk management strategy is to maintain diversification in loans held in portfolio. The components of UCB’s loans held in portfolio by amount and percentage of gross loans held in portfolio for each major loan category at December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008		2007
	Amount	%	Amount	%

Commercial:
Secured by real estate - nonresidential	$2,582,813	29.79	$2,317,501	29.59
Secured by real estate - multifamily	1,114,275	12.85	1,186,177	15.14
Business	2,406,773	27.76	2,076,597	26.51
Construction	1,984,849	22.89	1,666,550	21.28

Total commercial	8,088,710	93.29	7,246,825	92.52

Consumer:
Residential mortgage (one-to-four family)	493,023	5.68	518,674	6.62
Other	88,954	1.03	66,651	0.86

Total consumer	581,977	6.71	585,325	7.48

Loans held in portfolio (1)	$8,670,687	100.00	$7,832,150	100.00

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $11.4 million and $17.9 million at December 31, 2008 and 2007, respectively.

UCB actively monitors the levels of loans as a percentage of its loans held in portfolio and of its risk-based capital. Consistent with our planned long-term objectives, UCB will continue to systematically reduce the concentration in commercial and multifamily real estate loans, while increasing the portfolio of commercial business loans. However, in the short term, given the downturn and continuing troubles in the housing and construction sector, financial markets, and commercial real estate, UCB will be more selective in the origination of commercial business loans in the U.S. During the year ended December 31, 2008, $70.7 million in commercial real estate loans were sold. Additionally, $36.5 million of commercial real estate loans were transferred from held in portfolio to held for sale, in an effort to further reduce UCB’s concentration of commercial real estate loans. As more fully described below, the Company securitized certain commercial real estate and multifamily loans to manage this concentration risk.

UCB also manages its loans held in portfolio to avoid the risk of undue concentration of credits in a particular industry, trade group or property type. UCB has no significant exposure to highly leveraged transactions or to any individual customer or counterparty.

Loan Securitizations. UCB may also use loan securitizations to reduce its exposure to credit risk and loan to deposit ratio and improve its liquidity position. In such securitizations, UCB has exchanged either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA, thus transferring the credit risk on the loans to FNMA. The average yield that UCB earns on the FNMA securities is lower than the yield on the underlying loans. This difference is the guarantee fee that is retained by FNMA as compensation for assuming the credit risk. On certain occasions, UCB has securitized commercial real estate loans through a qualified special purpose entity (“QSPE”). QSPE’s are passive entities with limited permitted activities. UCB will exchange the commercial real estate loans for CMBS. Since we typically retain all of the securities in these exchanges, no gain or loss is recognized on the transactions unless the fair value of the underlying securities created is less than the carrying value of the loans. The Company has a substantive guarantee from the monoline insurer resulting in the recharacterization of the loans. During the fourth quarter of 2007, UCB recorded $1.6 million against the allowance for loan losses in connection with this securitization. UCB continues to service the securitized loans under a subservicing arrangement. Residential mortgage (one-to-four family) loans are generally included in the 50% risk weight for risk-based capital purposes, whereas multifamily real estate loans may fall either into the 50% or 100% risk weight depending on the specific criteria of each individual loan. Commercial real estate mortgages are included in the 100% risk weighted category. FNMA securities, however, are classified at a 20% risk weight and CMBS are classified based on the external rating of the securities, which could range from a 20% risk weight for AAA and AA rated securities to 200% for below-investment grade securities.

These internal securitizations do not have a significant cash flow impact to UCB, since selected loans from its loans held in portfolio are exchanged for securities. The securities are generally held as AFS in UCB’s Investment Securities Portfolio.

UCB internally securitized $254.5 million of multifamily and residential mortgage loans for the year ended December 31, 2008, $402.4 million of commercial real estate loans and $176.9 million of multifamily loans for the year ended December 31, 2007, and $176.1 million of residential mortgage loans for the year ended December 31, 2006.

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

OREO is acquired primarily through, or in lieu of, foreclosure on loans secured by real estate and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense.

At December 31, 2008, OREO increased $23.9 million to $27.7 million from $3.8 million at December 31, 2007. The majority of the $27.7 million in OREO are located in California and Nevada and related to five commercial real estate properties totaling $10.6 million and a total of eleven residential construction, land and mixed use properties totaling $14.1 million.

UCB’s nonperforming assets from loans held in portfolio and OREO as of December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008	2007	2006	2005	2004

Commercial loans:
Secured by real estate - nonresidential	$59,310	$18,086	$5,604	$12,792	$8,085
Secured by real estate - multifamily	7,956	4,032	-	-	-
Business	85,967	14,713	6,339	5,903	136
Construction	345,724	15,799	-	-	4,353

Total commercial loans	498,957	52,630	11,943	18,695	12,574

Consumer loans:
Residential mortgage (one-to-four family)	3,650	349	368	388	-
Other	478	206	-	50	-

Total consumer loans	4,128	555	368	438	-

Total nonaccrual loans from loans held in portfolio	503,085	53,185	12,311	19,133	12,574
Other real estate owned	27,688	3,844	2,887	-	-

Total nonperforming assets (1)	$530,773	$57,029	$15,198	$19,133	$12,574

Nonperforming assets to total assets	3.93%	0.48%	0.15%	0.24%	0.20%
Nonaccrual loans to loans held in portfolio	5.80	0.68	0.19	0.33	0.31
Nonperforming assets to loans held in portfolio and other real estate owned	6.10	0.73	0.23	0.33	0.31
Loans held in portfolio	$8,670,687	$7,832,150	$6,635,660	$5,838,660	$4,050,741
Gross interest income recognized on impaired loans	1,737	139	80	183	-
Gross interest income not recognized on nonaccrual loans	19,634	1,877	676	790	699
Accruing loans contractually past due 90 days or more	26,435	33,381	4,339	5,374	3,101
Loans classified as troubled debt restructurings and not included above	8,268	8,466	8,614	10,827	11,329

(1)	Nonperforming assets exclude loans held for sale and loans contractually past due 90 days or more but still accruing.

The level of UCB’s nonperforming assets increased $473.7 million as of December 31, 2008, compared to December 31, 2007. The increase was a result primarily of downgrades in residential construction loans following the reviews of UCB’s residential construction loan portfolio in distressed areas located in California and Nevada.

Loans classified as troubled debt restructurings and not included in nonperforming assets at December 31, 2008, represents one commercial real estate loan. The commercial real estate loan has been classified as a performing restructured loan as a result of UCB making interest rate concessions on a separate loan for $883,000 to the same obligor and is secured by the same property.

Included in nonaccrual loans are loans that we have determined to be impaired. Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement, including scheduled interest payments. The amount of a loan’s impairment is measured based on either the present value of expected cash flows, the observable market price of the loan, or the fair value of the collateral securing the loan if collateral dependent. Accruing loans contractually past due 90 days or more are loans that are in default for a period of 90 days or more but are both well secured and in the process of collection.

At December 31, 2008 and 2007, UCB’s total loan balances outstanding that were considered to be impaired was $611.3 million and $83.2 million, respectively. Estimated losses on impaired loans are added to the allowance for loan losses through the provision for loan losses. At December 31, 2008, the allowance for loan losses included specific reserves of $120.5 million for impaired loans with a $345.7 million recorded investment. At December 31, 2007, the allowance included $7.9 million for impaired loans with a recorded total in loan balance outstandings of $32.4 million. See Notes 1 and 11 to the Consolidated Financial Statements for additional information on impaired loans.

Management cannot predict the extent to which economic conditions in UCB’s market areas may change or the full impact that such changes may have on UCB’s loan portfolio. Additional downgrades in classification and impairments might require additional specific valuation allowances in excess of those recognized as of December 31, 2008. Accordingly, there can be no assurance that additional loans will not become 90 days or more past due, be placed on nonaccrual status, or become impaired or restructured loans or OREO in the future, which could in turn have an adverse impact on our financial position and results of operations.

The level of UCB’s OREO increased as of December 31, 2008, compared to December 31, 2007, primarily due to foreclosures on residential constructions, commercial real estate, land and mix use properties.

Allowances for Credit Losses

Allowance for Loan Losses. The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loans held in portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the loans held in portfolio. At December 31, 2008, UCB’s total allowance for loan losses was $230.4 million, which represented 2.66% of loans held in portfolio.

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

UCB assesses the loss factors that are applied to loan portfolio categories on a quarterly basis, and as part of the assessment concluded during the year ended December 31, 2008, UCB effected further refinements in the determination of certain loss factors during the first quarter of 2008 as a result of UCB’s annual methodology review. The annual methodology review primarily addresses the approaches, assumptions, and data inputs used in the quantitative support for the loss factors, and focused primarily on the continued development of the loss factors. During the third quarter of 2008, the only changes in our loss factors were applicable to the construction portfolio due to the further softening in the residential construction markets in California and to the reserve for unfunded commitments related to criticized loans. During the fourth quarter of 2008, changes were made to the historic loss factor of criticized loans for all portfolios. Changes were also made to the qualitative loss and economic surcharge factors for the construction and commercial business loan portfolios. These changes were necessitated by the continuing deterioration in the economy and the housing and construction sectors.

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

The components of the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008	2007	2006	2005	2004

Balance at beginning of year:
Allowance for loan losses	$80,584	$62,015	$64,542	$56,472	$58,126
Allowance for losses - unfunded commitments	4,793	6,833	3,402	3,940	2,737

Total allowance for losses at beginning of year	85,377	68,848	67,944	60,412	60,863
Acquired allowance for loan losses	-	5,607	7,279	2,932	-
Provision for loan losses	262,943	20,181	3,842	6,091	4,202
Charge-offs:
Commercial:
Secured by real estate - nonresidential	(4,968)	(1,706)	(791)	(838)	(1,577)
Secured by real estate - multifamily	(1,862)	(59)	-	-	(127)
Business	(15,703)	(7,593)	(9,765)	(750)	(2,985)
Construction	(90,438)	(1,288)	-	-	-

Total commercial	(112,971)	(10,646)	(10,556)	(1,588)	(4,689)

Consumer:
Residential mortgage (one-to-four family)	-	-	(74)	-	-
Other	(1,054)	(31)	(64)	(26)	(109)

Total consumer	(1,054)	(31)	(138)	(26)	(109)

Total charge-offs	(114,025)	(10,677)	(10,694)	(1,614)	(4,798)

Recoveries:
Commercial:
Secured by real estate - nonresidential	270	997	128	-	-
Secured by real estate - multifamily	-	-	-	-	-
Construction	1	-	-	-	-
Business	478	418	313	63	119

Total commercial	749	1,415	441	63	119

Consumer:
Residential mortgage (one-to-four family)	-	-	-	34	-
Other	43	3	36	26	26

Total consumer	43	3	36	60	26

Total recoveries	792	1,418	477	123	145

Total allowance for losses at end of year	$235,087	$85,377	$68,848	$67,944	$60,412

Allowance for loan losses	$230,439	$80,584	$62,015	$64,542	$56,472
Allowance for losses - unfunded commitments	4,648	4,793	6,833	3,402	3,940

Total allowance for losses at end of year	$235,087	$85,377	$68,848	$67,944	$60,412

Allowance for loan losses to loans held in portfolio	2.66%	1.03%	0.93%	1.11%	1.39%
Net charge-offs to average loans held in portfolio	1.33	0.13	0.17	0.03	0.11

The allocation of the allowance for loan losses analysis and the percentage of gross loans held in portfolio at December 31, 2008, 2007, 2006, 2005 and 2004, were as follows (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Allocated:
Commercial:
Secured by real estate - nonresidential	$37,144	29.79	$20,687	29.59	$21,408	35.29	$30,778	39.52	$30,885	47.99
Secured by real estate - multifamily	2,691	12.85	2,474	15.14	2,187	19.22	1,075	25.81	629	21.38
Business	62,715	27.76	34,012	26.51	24,468	22.02	22,406	14.80	14,971	11.56
Construction	125,938	22.89	21,858	21.28	12,623	15.89	9,412	8.47	8,929	7.16

Total commercial	228,488	93.29	79,031	92.52	60,686	92.42	63,671	88.60	55,414	88.09

Consumer:
Residential mortgage (one-to-four family)	1,341	5.68	1,373	6.62	918	6.76	697	10.52	728	10.72
Other	610	1.03	180	0.86	141	0.82	174	0.88	330	1.19

Total consumer	1,951	6.71	1,553	7.48	1,059	7.58	871	11.40	1,058	11.91

Total allocated	230,439	100.00	80,584	100.00	61,745	100.00	64,542	100.00	56,472	100.00

Non-loan category specific	-		-		270		-		-

Allowance for loan losses	$230,439		$80,584		$62,015		$64,542		$56,472

Allowance for losses - unfunded commitments	$4,648		$4,793		$6,833		$3,402		$3,940

The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other categories.

The allowance for loan losses increased $149.8 million from $80.6 million at December 31, 2007, to $230.4 million at December 31, 2008. The provision for loan losses was $262.9 million for 2008, as compared to $20.2 million for 2007. The economic and credit turmoil that began in the latter part of 2007 continued to worsen throughout 2008. A provision for loan losses of $67.6 million was recorded during the first and second quarters of 2008, $43.2 million during the third quarter of 2008, and $152.1 million during the fourth quarter of 2008. The increased provision for loan losses during 2008 was the result primarily of increases in classified residential construction loans and specific reserves on residential construction loans geographically located in distressed areas that included Riverside County, San Bernardino County, the Greater Sacramento area, Imperial County, the High Desert and the Central Valley, all of which are in California and Nevada. The construction loan provision was impacted by increases in both specific reserves and by increases in loss factors applied. The significant loan loss provision of $152.1 million during the fourth quarter was primarily due to the further rapid deterioration in residential construction markets in certain areas of California. We experienced additional specific loss provisioning associated with a certain number of commercial real estate and commercial business loans, as a result of lender specific events that occurred during the latter half of 2008. The deterioration in the economy and the housing and construction sectors accelerated during the later stages of the fourth quarter of 2008. As such, the loan loss provision for the fourth quarter reflects a significant increase in non-performing loans, substantial increase in charge-offs, delinquencies and receipt of updated appraisals, especially in the residential construction loan portfolio as compared to the prior quarters of 2008.

For the year ended December 31, 2008, net charge-offs were $113.2 million, an increase of $104.0 million from the $9.3 million of net charge-offs for the year ended December 31, 2007. Construction net charge-offs was $90.4 million, representing 79.9% of the net charge-offs for 2008. Net charge-offs as a percentage of average loans held in portfolio was 1.33% for the year ended December 31, 2008, as compared to 0.13% for the year ended December 31, 2007, an increase of 120 basis points as compared to 2007. The provision for loan loss was $149.7 million greater than net charge-offs for the year ended December 31, 2008, which resulted in a corresponding increase in the Company’s allowance for loan losses.

See “Credit Risk Management” for more information on how the Company determines the level for the allowances for loan losses and unfunded lending commitments.

If the economic downturn and deterioration in the housing and construction sector, financial markets and commercial real estate continues, or if interest rates rise, additional pressure may be placed on our borrowers’ abilities to meet their contractual loan obligations, which may result in future increases to the allowance for loan losses and, in turn, higher provisions for loan losses. In addition, it is probable that the allowance for loan losses may increase in future quarters if we are successful in implementing our strategies for loan growth and for changing the mix of the commercial loan portfolio to reduce multifamily and commercial real estate loans and increase commercial business loans. Commercial business loans generally contain higher credit risk attributes.

Reserve for Unfunded Commitments. UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The overall reserve decreased $145,000 from December 31, 2007, as a result primarily of the discontinuance of unfunded commitments related to criticized loans. The reserve for unfunded commitments is included in other liabilities on the Consolidated Balance Sheets. Commitments to extend credit at December 31, 2008 and 2007, were $2.19 billion and $2.69 billion, respectively.

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

The percentage change in UCB’s NPV and net interest income, assuming an immediate change in interest rates of plus or minus 100 and 200 basis points, from the levels at December 31, 2008 and 2007, and sustained through the projected forward rates are as follows (dollars in thousands):

	Net Portfolio Value			Net Interest Income
Change in Interest Rates in Basis Points:	Amount	Change	% Change	Amount	Change	% Change

December 31, 2008:
200	$1,202,707	$(11,465)	(0.94)	$360,204	$18,104	5.29
100	1,253,466	39,293	3.24	349,473	7,374	2.16
0	1,214,173	-	-	342,100	-	-
(100)	1,108,069	(106,103)	(8.74)	340,382	(1,718)	(0.50)
(200)	940,879	(273,294)	(22.51)	327,681	(14,419)	(4.21)

December 31, 2007:
200	$955,975	$(192,604)	(16.77)	$345,228	$(16,804)	(4.64)
100	1,069,212	(79,366)	(6.91)	356,925	(5,107)	(1.41)
0	1,148,579	-	-	362,032	-	-
(100)	1,067,502	(81,076)	(7.06)	355,049	(6,983)	(1.93)
(200)	945,062	(203,517)	(17.72)	340,272	(21,760)	(6.01)

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

Contractual Obligations.  The Company’s contractual obligations at December 31, 2008, were as follows (dollars in thousands):

		After One Year	After Three Years
	Within	Through	Through	More Than
	One Year	Three Years	Five Years	Five Years	Total

Deposits:
Demand and savings accounts (1)	$2,771,261	$-	$-	$-	$2,771,261
Time deposits	5,646,913	546,624	2,188	462	6,196,187
Securities sold under agreements to repurchase	-	50,000	50,000	600,000	700,000
Borrowings	593,797	481,840	175,245	630,678	1,881,560
Subordinated debentures	-	-	-	406,459	406,459
Unfunded CRA investment commitments	3,295	2,478	-	-	5,773

Total balance sheet arrangements	9,015,266	1,080,942	227,433	1,637,599	11,961,240

Off-balance-sheet arrangements:
Commitments to extend credit:
Consumer (including residential mortgage)	137,617	-	-	-	137,617
Commercial (excluding construction)	1,359,196	-	-	-	1,359,196
Construction	692,531	-	-	-	692,531
Letters of credit
Commercial	74,780	204	-	-	74,984
Standby	92,163	76,532	-	-	168,695
Derivative financial instruments:
Foreign exchange contracts receivable (2)	(550,405)	-	-	-	(550,405)
Foreign exchange contracts payable (2)	550,405	-	-	-	550,405
Interest rate floor contract (2)	-	25,000	-	-	25,000
Put option to sell (2)	(5,405)	-	-	-	(5,405)
Put option to buy (2)	5,405	-	-	-	5,405
Unfunded investment commitments	3,326	-	-	-	3,326
Other	3,083	-	-	-	3,083
Noncancelable operating lease obligations	11,214	20,121	14,032	15,132	60,499

Total off-balance sheet arrangements	2,373,910	121,857	14,032	15,132	2,524,931

Total contractual obligations	$11,389,176	$1,202,799	$241,465	$1,652,731	$14,486,171

(1)	Accounts with indeterminate maturities, such as savings and checking, are included in one year or less category.

(2)	Notional amounts.

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

We manage liquidity at two levels. The first is the liquidity of UCBH. The second is the liquidity of UCB and its subsidiaries. UCBH’s cash requirements consist primarily of debt service, operating expenses, income taxes and dividends to preferred and common stockholders. UCBH’s cash needs are routinely met through dividends from UCB, investment income, debt and preferred stock issuances. UCB’s cash requirements consist primarily of funding loans and deposit maintenance such as interest payments and deposit withdrawals. UCB’s primary source of funding is its customer deposits and wholesale market-based funding.

We develop and maintain contingency liquidity funding plans (“CLPs”) for both UCBH and UCB liquidity positions. These plans were developed to address the occurrence of certain low probability but high severity threats that the Company might face. The plans have been developed to project funding requirements during a potential period of stress, specify and quantify sources of liquidity, and outline staged responses and procedures to deteriorating liquidity market conditions for effectively managing through the problem period. The plans define roles and responsibilities and are reviewed no less than annually; however, specific market conditions, whether national, regional or international in nature, may warrant more frequent responses in order to address unique liquidity pressures.

Operational cash flows, while constituting a potential funding source for the Company, are typically not large enough to provide funding in the amounts that fulfill the needs of UCBH and UCB. As a result, the Company utilizes other sources at its disposal to manage its liquidity needs.

For the year ended December 31, 2008, UCBH received $35.5 million in dividends from UCB. At December 31, 2008, $107.7 million of dividend capacity was available for UCB to pay UCBH without obtaining regulatory approval. The dividend capacity is dependent upon the continued profitability of UCB and on no significant changes taking place in the current regulatory environment. Changes in the two conditions may have an impact on the source of funding to UCBH. See Note 22 to the Consolidated Financial Statements for the details related to dividend capacities and limitations, as well as the risk factors included in pages 15 through 23 that may affect future dividend paying capabilities.

As mentioned earlier, UCB’s primary source of funding is its deposits. For the year ended December 31, 2008, deposit increases resulted in net cash inflows of $1.17 billion. Our liquidity may be adversely affected by unexpected withdrawals of deposits, which would require us to seek alternative funding sources, such as federal funds and other borrowings.

UCB maintains borrowing lines with numerous correspondent banks and brokers, and several agreements to repurchase securities sold with major brokerage houses to supplement its supply of lendable funds and to manage liquidity. In addition, the FHLB allows member banks to borrow against their eligible loans to help meet liquidity requirements. These borrowings are generally secured with mortgage loans and/or securities with a market value at least equal to outstanding balances. In addition to loans and securities, advances from the FHLB are typically secured by a pledge of FHLB stock that UCB holds. UCB had $1.72 billion and $1.57 billion of FHLB advances outstanding at December 31, 2008 and 2007, respectively. At December 31, 2008, UCB had $697.0 million of additional FHLB borrowings available for future borrowing capacity. At December 31, 2008, UCB had $700.0 million of securities sold under agreements to repurchase.

At December 31, 2008, the Company had $250.0 million of FHLB short-term, fixed-rate advances that mature within one year. The $1.47 billion in FHLB long-term advances mature between January 23, 2009, and November 30, 2020. As of December 31, 2008, $800.0 million of these advances may be terminated at the option of the FHLB. For the year ended December 31, 2008, the activity in short-term FHLB borrowings resulted in a net cash outflow of $136.0 million, and activity in FHLB long-term borrowings resulted in net cash inflows of $286.6 million. Borrowings from the FHLB may increase in the future depending on availability of funds from other sources. However, UCB must maintain its FHLB membership to continue to access this source of funding. In addition, the FHLB may terminate the advances at quarterly intervals at specified periods ranging from three to five years beyond the original advance dates. In the event the FHLB decides to exercise this option, UCB would need to repay the advances using other funding sources.

UCB periodically sells loans that it has originated, which sales may provide an alternative source of funding. During the year ended December 31, 2008, loan sales provided $115.1 million in cash inflows. We expect that loan sales will continue to be a tool that we use for liquidity management purposes, as well as to manage our geographical loan concentrations. Also during 2008, UCB securitized $254.5 million of multifamily and residential mortgage loans. The securities are included in the available for sale investment securities portfolio. The internal securitizations do not have a significant cash flow impact on UCB, but do improve our liquidity position.

While not considered a primary source of funding, the Company’s investment securities activities can also provide or use cash, depending on the investment strategy being used for the portfolio. During the year ended December 31, 2008, investment securities activities, excluding loan securitizations, resulted in an increase in investment securities holdings and a net cash outflow of $601.4 million.

Maturing balances in the various loan portfolios also provide additional flexibility in managing cash flows. In most situations, however, loan growth has resulted in cash outflows from a funding standpoint. For the year ended December 31, 2008, net loan growth resulted in a net cash outflow of $1.07 billion. With the loan growth that we have experienced over the past year, we expect that our lending operations will continue to be a use of funds rather than a source.

For the year ended December 31, 2008, additional source of liquidity were provided from the net proceeds received from the issuances of new shares of stock in connection with the completion of the first and second phases under the Investment Agreement with China Minsheng Banking Corp., Ltd. on March 5, 2008, and December 23, 2008, respectively. UCBH’s source of liquidity was further enhanced during 2008 from the net proceeds received from the issuance on June 11, 2008, of Non-Cumulative Perpetual Convertible Series B Preferred Stock and the November 14, 2008 issuance to the United States Department of the Treasury of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C.

One ratio that can be used to monitor the stability of our funding composition is the “loan to deposit ratio.” This ratio reflects the percent of loans that are funded by our interest and noninterest bearing deposits, which we consider to be relatively stable funding sources. A ratio below 100% indicates that our loan portfolio is completely funded by such deposits. The ratio was 97% and 102% as of December 31, 2008 and 2007, respectively.

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

As of December 31, 2008, the Company’s senior unsecured credit ratings were as follows:

Name of Rating Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Negative

As of December 31, 2008, United Commercial Bank’s senior unsecured credit ratings were as follows:

Name of Rating Agency	Short-Term Debt	Long-Term Debt	Rating Outlook
Fitch	F2	BBB	Negative
Moody’s	P-2	Baa2	Negative

Based on the liquidity stress test performed using the CLP methodology, the Company believes it has adequate liquidity to meet its operating needs for the next twelve months. However, there can be no assurance of the Company’s liquidity position being sustainable as the result of changes and magnitude of changes in any of the previously described risk factors.

CAPITAL MANAGEMENT

The Company’s Board of Directors is ultimately responsible for approving the policies associated with capital management. The primary goal of our capital management program is to maintain UCB (on a consolidated basis) and the Company at the “well capitalized” level under the regulatory framework for prompt corrective action. As of December 31, 2008, both UCB and the Company exceeded the minimum total risk-based, Tier 1 risked-based and Tier 1 leverage ratios to be considered “well capitalized”.

UCB also manages its risk-based capital levels through loan securitizations. In such securitizations, UCB will exchange either multifamily or residential (one-to-four family) mortgage loans for securities issued by FNMA. On certain occasions, UCB will securitize commercial real estate loans through a qualified special purpose entity (“QSPE”). QSPE’s are passive entities with limited permitted activities. UCB will exchange the commercial real estate loans for CMBS. Residential (one-to-four family) mortgages are generally included in the 50% risk weighted category for risk-based capital purposes. Multifamily loans may receive either a 50% or 100% risk weighing depending on specific loan criteria. Commercial real estate mortgages are included in the 100% risk weighted category. FNMA securities, however, are classified at a 20% risk weight and CMBS are classified based on the external rating of the securities, which could range from a 20% risk weight for AAA and AA rated securities to 200% for below-investment grade securities.

These securitizations do not have a cash flow impact on UCB, since selected loans from its loan portfolio are exchanged for securities. Such securities are supported by exactly the same loans that were held in UCB’s portfolio. The securities are generally included in the available for sale investment securities portfolio.

Total stockholders’ equity at December 31, 2008, was $1.43 billion, an increase of 47.7% over the $967.1 million at December 31, 2007. The increase reflects the issuances of new shares of stock in connection with the completion of the first and second phases under the Investment Agreement with China Minsheng Banking Corp., Ltd. on March 5, 2008, and December 23, 2008, respectively, and the issuance on June 11, 2008, of 135,000 shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock. In addition, on November 14, 2008, UCBH issued to the United States Department of the Treasury (the “Treasury”) 298,737 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C. UCB’s and the Company’s total risk-based, Tier 1 risk-based and Tier 1 leverage ratios at December 31, 2008, 2007, 2006, 2005 and 2004, were as follows:

	2008	2007	2006	2005	2004

United Commercial Bank:
Tier 1 leverage	9.06%	7.42%	9.30%	8.26%	8.49%
Tier 1 risk-based capital	11.72	8.55	9.67	9.91	11.42
Total risk-based capital	14.24	10.80	10.53	10.98	12.67

UCBH Holdings, Inc. and subsidiaries:
Tier 1 leverage	9.89%	7.39%	9.50%	8.56%	8.92%
Tier 1 risk-based capital	12.77	8.51	9.86	10.26	11.98
Total risk-based capital	15.29	10.76	10.72	11.33	13.23

The increase in the risk-based capital ratios as of December 31, 2008, compared to December 31, 2007, relates primarily to the infusion of $121.9 million of new capital from China Minsheng Banking Corp., Ltd. in March and December, 2008, the infusion of $130.3 million from the sale of shares of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock in June, 2008, and the infusion of $298.7 million from the sale of Fixed Rate Cumulative Perpetual Preferred Stock, Series C. For more information regarding the issuances of 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock, Series C, see Note 19 and Note 20, respectively, of the Notes to Consolidated Financial Statements.

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

UCB’s wholly owned subsidiaries, UCB China and UCB Investment Services, are both subject to regulatory capital requirements. As of December 31, 2008 and 2007, both subsidiaries met or exceeded such requirements.

UCBH has continuously paid quarterly dividends on its common stock since 2000, on its Series B Preferred Stock beginning the third quarter of 2008 and on its Series C Preferred Stock beginning the first quarter of 2009. UCBH paid out dividends of $0.16 per share of common stock for a total payment of $16.4 million for the year ended December 31, 2008. UCBH paid out dividends of $43.44 per share of Series B Preferred Stock for a total payment of

$5.8 million for the year ended December 31, 2008. The payment of dividends totaling $22.2 million during 2008 had the effect of reducing the Company’s Tier 1 leverage ratio by 17 basis points and the total risk-based capital ratio by 22 basis points.

Recently enacted federal legislations, actions by the Secretary of the Treasury and announcements by the Federal Deposit Insurance Corporation and the Federal Reserve System are recent government efforts to strengthen confidence and encourage liquidity in the nation’s banking system. On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guaranty Program (“TLGP”) that provides unlimited deposit insurance until December 31, 2009 on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions are automatically enrolled in the program for the first 30 days at no cost. UCBH opted to participate in the TLGP.

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

On November 14, 2008, UCBH issued to the Treasury, in exchange for aggregate consideration of $298.7 million, (i) 298,737 shares of UCBH’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, having a par value of $0.01 per share and a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 7,847,732 shares of UCBH’s common stock, par value $0.01 per share, at an exercise price of $5.71 per share, subject to certain anti-dilution and other adjustments.

The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Certificate of Designations”). The Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, but will only be paid when, as and if declared by UCBH’s Board of Directors out of legally available funds. The Series C Preferred Stock can not be redeemed during the first three years after issuance except with the proceeds from a “Qualified Equity Offering” (as defined in the Certificate of Designations). Thereafter, UCBH may elect to redeem the Series C Preferred stock at the original purchase price plus accrued unpaid dividends, if any. The Series C Preferred Stock ranks pari passu with UCBH’s Series B Preferred Stock in terms of dividend payments and distribution upon liquidation, dissolution and winding up of UCBH.

The Series C Preferred Stock was issued pursuant to a Letter Agreement incorporating the terms of the Securities Purchase Agreement - Standard Terms, between UCBH and the Treasury, dated November 14, 2008 (the “Purchase Agreement”). The Purchase Agreement contains limitations on the payment of dividends on UCBH’s common stock, including paying a quarterly cash dividend in excess of the existing dividend amount, and on UCBH’s ability to repurchase its capital stock or other equity securities or trust preferred stock. The Purchase Agreement grants the holders of the Series C Preferred Stock, the Warrant and the common stock to be issued under the Warrant certain registration rights.

The Warrant provides for anti-dilution adjustment of the exercise price and the number of shares of UCBH’s common stock issuable upon its exercise, including, for example in the event of stock splits or distributions of securities or other assets to holders of UCBH’s common stock, and upon certain issuances of UCBH’s common stock at or below a specified price relative to the market price. In the event of a Qualified Equity Offering prior to December 31, 2009, the number of shares of UCBH’s common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. The Warrant expires ten years after its date of issuance.

On October 24, 2008, the SEC and the FASB issued a joint communication in which the two standard setters set forth the conditions under which the warrants issued under the TARP would be considered equity and classified accordingly. There must be adequate authorized but unissued shares to provide not only for the shares related to the warrants but also all other contractual share issuance commitments that may take place during the life of the Warrant, such as options and convertible preferred shares. Based on the above conditions, the Warrant qualifies under the SEC’s guidelines to be treated as equity on UCBH’s balance sheet.

Since the Warrant was issued in connection with the issuance of Series C Preferred Stock, the proceeds from the issuance must be allocated between the Series C Preferred Stock and the Warrant. This allocation was based on the relative fair value of the two instruments at the date of issuance.

The valuation of the Series C Preferred Stock and the Warrant was performed internally. The key assumptions used in the valuation of the Series C Preferred Stock were the pricing and discount rate used. The Series C Preferred Stock was priced as a coupon bond with a life of ten years. The discount rate was based on the market yield with similar structure and credit rating of the Series C Preferred Stock. The Series C Preferred Stock was determined to have a fair value of $184.9 million. The key assumptions used for the Warrant were the pricing via the Binomial Tree approach, implied volatility and projected dividend. The Warrant was determined to have a fair value of $21.8 million. Using these fair value amounts, the initial value recorded for the Series C Preferred Stock was $267.0 million and the initial value of the Warrant was $31.5 million.

At some point in the future, the Series C Preferred Stock will be repurchased for the TARP contribution value. As a result, the difference between the allocated value of the Series C Preferred Stock and the ultimate repurchase value will need to be accreted as a reduction to retained earnings over the period until the repurchase is projected to take place. For the year ended December 31, 2008, the accretion was $880,000. The value of the Warrant will remain at its allocated value until exercised.

The issuance and sale of the Series C Preferred Stock and the Warrant is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act. Both the Series C Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.

Under the terms of the Purchase Agreement, UCBH amended certain employment and change in control agreements to the extent necessary to be in compliance with the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008. The applicable executive compensation requirements apply to the compensation of UCBH’s Chairman, President and Chief Executive Officer, Chief Financial Officer and three other most highly compensated senior executive officers. Consistent with its obligations under the Purchase Agreement, on November 14, 2008, UCBH entered into amendments to its compensation arrangements with each of these five senior executive officers, among other things, to prevent the payment of golden parachute payments to such executives. Each of these requirements applies during the period that the Treasury owns any securities acquired pursuant to the Purchase Agreement or the Warrant.

The Company’s strategy is to deploy the capital received from the issuance of the Series C Preferred Stock by lending on single-family and multifamily properties, and investing in Agency mortgage-backed securities. Management will also evaluate government-assisted transactions if they arise. The Company’s plans are to modestly leverage the capital by approximately 2.5 times, and we anticipate completing this leverage by the end of 2009.

The purpose of investing in Agency mortgage-backed securities is to deploy the funds in a short time frame while supporting the secondary market for residential lending. The investment in mortgage-backed securities is projected to be completed by the end of March 2009. To further support residential lending, UCB launched a promotion for

Agency-eligible home loans in December 2008, and in January 2009 also launched a promotion for multifamily loans.

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

The terms of the Treasury preferred stock program may result in restricting the UCBH’s future capital management practices, which would include the restriction of dividend payments to the Company’s shareholders.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UCBH Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of UCBH Holdings, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
UCBH Holdings, Inc.:

We have audited UCBH Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s policies and procedures for monitoring of and responding to certain financial reporting risks has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 16, 2009, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

San Francisco, California
March 16, 2009

We do not express an opinion or any other form of assurance on management’s statements in Item 9A(c) referring to corrective actions taken after December 31, 2008, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP

San Francisco, California
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UCBH Holdings, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of UCBH Holdings, Inc. and its subsidiaries at December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. As discussed in Notes 1 and 24 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 28, 2009

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share and Par Value Amounts)

	December 31,
	2008	2007

ASSETS
Noninterest bearing cash	$208,926	$117,141
Interest bearing cash	369,281	202,258
Federal funds sold	30,000	26,028

Cash and cash equivalents	608,207	345,427

Securities purchased under agreements to resell	150,000	150,000
Investment and mortgage-backed securities available for sale, at fair value	2,962,093	2,188,355
Investment and mortgage-backed securities held to maturity, at cost (fair value of $285,544 and $276,286 at December 31, 2008 and 2007, respectively)	281,793	271,485
Federal Home Loan Bank stock and other equity investments	149,330	138,877
Loans held for sale, net of valuation allowance	-	177,137
Loans held in portfolio	8,670,687	7,832,150
Allowance for loan losses	(230,439)	(80,584)

Loans held in portfolio, net	8,440,248	7,751,566

Accrued interest receivable	70,835	61,111
Premises and equipment, net	145,878	144,630
Goodwill	432,030	436,606
Core deposit intangibles, net	16,832	22,526
Mortgage servicing rights, net	10,988	12,783
Other assets	235,123	103,063

Total assets	$13,503,357	$11,803,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Noninterest bearing deposits	$784,583	$860,338
Interest bearing deposits	8,182,865	6,920,902

Total deposits	8,967,448	7,781,240

Securities sold under agreements to repurchase	700,000	650,000
Short-term borrowings and federal funds purchased	335,225	492,532
Subordinated debentures	406,459	406,615
Accrued interest payable	31,888	28,169
Long-term borrowings	1,546,335	1,372,190
Other liabilities	87,947	105,717

Total liabilities	12,075,302	10,836,463

Commitments and contingencies (Notes 28 and 29)
Preferred stock, $0.01 par value, 10,000,000 shares authorized; Series A, none issued and outstanding in 2008 and 2007; Series B, 135,000 shares issued and 132,235 shares outstanding at December 31, 2008 and none in 2007; Series C, 298,737 shares issued and outstanding at December 31, 2008 and none in 2007	395,513	-
Common stock, $0.01 par value, 180,000,000 shares authorized at December 31, 2008 and 2007; 117,286,439 and 104,397,988 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,173	1,044
Additional paid-in capital	592,893	427,474
Retained earnings	460,182	554,568
Accumulated other comprehensive loss	(21,706)	(15,983)

Total stockholders’ equity	1,428,055	967,103

Total liabilities and stockholders’ equity	$13,503,357	$11,803,566

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2008	2007	2006

Interest and dividend income:
Loans	$534,809	$575,805	$448,650
Investment and mortgage-backed securities:
Taxable	122,053	88,043	62,418
Tax-exempt	22,407	14,907	10,717
FHLB stock	3,727	3,825	3,006
Federal funds sold	983	2,781	522
Deposits with banks	7,296	10,354	5,185
Securities purchased under agreements to resell	6,084	10,633	4,515

Total interest and dividend income	697,359	706,348	535,013

Interest expense:
Deposits	231,357	276,331	210,059
Securities sold under agreements to repurchase	24,545	15,308	5,313
Short-term borrowings	18,951	16,557	10,178
Subordinated debentures	24,622	23,333	12,106
Long-term borrowings	61,811	52,231	33,424

Total interest expense	361,286	383,760	271,080

Net interest income	336,073	322,588	263,933
Provision for loan losses	262,943	20,181	3,842

Net interest income after provision for loan losses	73,130	302,407	260,091

Noninterest income:
Commercial banking fees	13,783	14,921	11,983
Service charges on deposits	8,652	6,969	3,722
Gain on sale of securities, net	10,844	5,321	206
Gain on sale of SBA loans, net	583	2,500	2,930
Gain on sale of commercial and multifamily real estate loans, net	1,408	5,702	17,812
Lower of cost or market adjustment on loans held for sale, net	(1,428)	(303)	76
Impairment on available for sale securities, net	(43,133)	(11,593)	—
Equity loss in other equity investments, net	(4,894)	(3,023)	(1,106)
Acquisition termination fee	—	—	5,000
Foreign exchange gain (loss)	9,799	221	(388)
Other fees	6,842	4,885	2,950

Total noninterest income	2,456	25,600	43,185

Noninterest expense:
Personnel	114,847	98,048	88,616
Occupancy	23,988	21,209	16,189
Data processing	9,980	9,173	9,890
Furniture and equipment	9,049	8,644	7,100
Professional fees and contracted services	9,897	7,369	9,855
Deposit insurance	5,989	1,800	784
Communication	3,655	3,074	1,071
Core deposit intangible amortization	5,693	4,930	2,666
Gain on extinguishment of subordinated debentures and borrowings	—	—	(360)
Other real estate owned	7,073	581	—
Other general and administrative	19,665	17,923	15,651

Total noninterest expense	209,836	172,751	151,462

Income (loss) before income taxes	(134,250)	155,256	151,814
Income tax benefit (expense)	66,511	(52,948)	(50,937)

Net income (loss)	(67,739)	102,308	100,877
Dividends on preferred stock	(8,677)	—	—

Net income (loss) available to common stockholders	$(76,416)	$102,308	$100,877

Earnings per share:
Basic	$(0.70)	$1.00	$1.07
Diluted	$(0.70)	$0.97	$1.03
Dividends declared per share	$0.16	$0.12	$0.12

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(Dollars in Thousands, Except Share and Per Share Amounts)

			Additional
			Paid-In				Accumulated
			Capital		Additional		Other	Total
	Preferred Stock		Preferred	Common	Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Series B	Series C	Stock	Stock	Capital	Earnings	Loss (1)	Equity	Income

Balance at December 31, 2005	$-	$-	$-	$940	$247,340	$375,220	$(19,986)	$603,514
Net income	-	-	-	-	-	100,877	-	100,877	$100,877
Other comprehensive income, net of tax benefit of $813	-	-	-	-	-	-	(1,169)	(1,169)	(1,169)

Comprehensive income	-	-	-	-	-	-	-	-	$99,708

Stock options exercised, including related tax benefit	-	-	-	6	6,375	-	-	6,381
Stock compensation charge	-	-	-	-	2,163	-	-	2,163
Common stock dividend of $0.12 per share	-	-	-	-	-	(11,481)	-	(11,481)
Shares issued in connection with acquisition of Summit Bank Corporation	-	-	-	48	85,738	-	-	85,786

Balance at December 31, 2006	-	-	-	994	341,616	464,616	(21,155)	786,071
Net income	-	-	-	-	-	102,308	-	102,308	$102,308
Other comprehensive income, net of tax liability of $4,090	-	-	-	-	-	-	5,172	5,172	5,172

Comprehensive income	-	-	-	-	-	-	-	-	$107,480

Stock options exercised, including related tax benefit	-	-	-	13	15,674	-	-	15,687
Stock compensation charge	-	-	-	-	4,075	-	-	4,075
Common stock dividend of $0.12 per share	-	-	-	-	-	(12,356)	-	(12,356)
Shares issued in connection with acquisition of CAB Holding, LLC	-	-	-	37	66,109	-	-	66,146

Balance at December 31, 2007	-	-	-	1,044	427,474	554,568	(15,983)	967,103
Net loss	-	-	-	-	-	(67,739)	-	(67,739)	$(67,739)
Other comprehensive income, net of tax benefit of $3,598	-	-	-	-	-	-	(5,723)	(5,723)	(5,723)

Comprehensive income	-	-	-	-	-	-	-	-	$(73,462)

Stock options exercised, including related tax benefit	-	-	-	7	3,034	-	-	3,041
Stock compensation charge	-	-	-	-	6,488	-	-	6,488
Stock issue to China Minsheng Banking Corp., Ltd.	-	-	-	115	121,736	-	-	121,851
Issuance of series B preferred stock	1	-	130,278	-	-	-	-	130,279
Issuance of series C preferred stock	-	3	267,020	-	-	-	-	267,023
Issuance of common stock warrants	-	-	-	-	31,499	-	-	31,499
Accretion of preferred stock	-	-	880	-	-	(880)	-	-
Conversion of preferred stock to common stock	-	-	(2,669)	7	2,662	-	-	-
Common stock dividend of $0.16 per share	-	-	-	-	-	(17,971)	-	(17,971)
Preferred stock dividend	-	-	-	-	-	(7,796)	-	(7,796)

Balance at December 31, 2008	$1	$3	$395,509	$1,173	$592,893	$460,182	$(21,706)	$1,428,055

(1)	Accumulated Other Comprehensive Loss arises solely from net unrealized losses on investment and mortgage-backed securities available for sale, presented net of tax.

See accompanying notes to consolidated financial statements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(67,739)	$102,308	$100,877
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	262,943	20,181	3,842
Amortization of net deferred loan fees, purchase premiums and discounts	(14,233)	(12,961)	(9,061)
Amortization of net securities premiums and discounts	804	290	(847)
Federal Home Loan Bank stock dividend	(4,780)	(3,391)	(2,348)
Amortization of intangibles	9,241	8,147	5,341
Depreciation and amortization of premises and equipment	11,085	10,730	8,995
Gain on sale of loans originated in held in portfolio, securities, and other assets, net	(11,836)	(11,023)	(17,888)
Impairment on available for sale securities	43,133	11,593	—
Lower of cost or market adjustment on loans held for sale	1,428	32	(76)
Equity loss in other equity investments	4,894	2,988	1,106
Stock compensation expense, net of tax benefit related to nonqualified stock option grants	1,589	3,453	1,876
Excess tax benefit from stock option exercises	(1,585)	(5,115)	(2,007)
Gain on extinguishment of subordinated debentures and borrowings	—	—	(360)
Other, net	6,890	935	1,185
Changes in operating assets and liabilities:
Decrease in loans originated in held for sale	29,354	8,119	27,113
Increase in accrued interest receivable	(9,724)	(6,324)	(9,459)
Decrease (increase) in other assets	(54,504)	19,663	13,037
Increase in accrued interest payable	3,720	1,763	4,450
Decrease in other liabilities	(16,535)	(40,463)	(10,143)

Net cash provided by operating activities	194,145	110,925	115,633

Cash flows from investing activities:
Payment for purchase of Business Development Bank Ltd. net of cash acquired	—	(168,419)	—
Net cash acquired from purchase of CAB Holding, LLC	—	33,647	—
Payment for purchase of Summit Bank Corporation, net of cash acquired	—	(734)	(137,119)
Payment for purchase of Pacifica Bancorp, Inc., net of cash acquired	—	—	(116)
Payment for purchase of Asian American Bank & Trust Company, net of cash acquired	—	—	(322)
Purchase of securities purchased under agreements to resell	—	(200,000)	(175,000)
Proceeds from maturity of securities purchased under agreements to resell	—	225,000	—
Investment and mortgage-backed securities, available for sale:
Principal payments and maturities	179,877	1,468,224	708,525
Purchases	(2,132,672)	(2,197,811)	(1,424,927)
Sales	1,358,202	1,225,153	96,777
Called	3,500	112,980	20,000
Investment and mortgage-backed securities, held to maturity:
Principal payments and maturities	6,946	9,105	14,859
Purchases	(47,806)	—	(1,600)
Called	30,552	10,192	4,625
Proceeds from redemption of Federal Home Loan Bank stock	18,733	14,730	19,098
Purchase of Federal Home Loan Bank stock	(21,716)	(28,230)	(44,607)
Proceeds from redemption of Federal Reserve Bank stock	—	1,267	—
Funding of other equity investments	(11,431)	(10,484)	(3,303)
Proceeds from sale of other equity investment	187	—	2,000
Proceeds from the sale of loans originated in held in portfolio	100,977	361,194	851,597
Proceeds from the sale of real estate owned	12,416	648	—
Loans originated in held in portfolio funded and purchased, net of principal collections	(1,202,099)	(1,762,293)	(1,360,561)
Purchases of premises and other equipment	(12,473)	(9,236)	(9,502)
Other investing activities, net	(333)	1,424	495

Net cash used in investing activities	(1,717,140)	(913,643)	(1,439,081)

Cash flows from financing activities:
Net (decrease) increase in demand deposits, NOW, money market and savings accounts	(633,035)	116,551	188,410
Net increase in time deposits	1,802,231	116,729	205,200
Net increase (decrease) in short-term borrowings	(285,322)	(284,081)	502,439
Proceeds from securities sold under agreements to repurchase	455,000	499,267	300,000
Payments of securities sold under agreements to repurchase	(405,000)	(250,867)	—
Proceeds from issuance of subordinated debentures	—	166,238	77,321
Proceeds from long-term borrowings	582,133	496,821	256,072
Principal payments of long-term borrowings	(261,708)	(70,411)	(50,172)
Proceeds from issuance of preferred stock	428,801	—	—
Proceeds from stock option exercises	1,456	10,572	4,374
Excess tax benefit from stock option exercises	1,585	5,115	2,007
Proceeds from stock issued to China Minsheng Banking Corp., Ltd.	121,851	—	—
Payment of cash dividend on preferred stock	(5,806)	—	—
Payment of cash dividend on common stock	(16,411)	(12,208)	(10,849)

Net cash provided by financing activities	1,785,775	793,726	1,474,802

Net increase (decrease) in cash and cash equivalents	262,780	(8,992)	151,354
Cash and cash equivalents at beginning of year	345,427	354,419	203,065

Cash and cash equivalents at end of year	$608,207	$345,427	$354,419

See Note 31 for supplemental cash flow and noncash information.

See accompanying notes to consolidated financial statements

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

UCBH Holdings, Inc. (“UCBH”) is a bank holding company organized under the laws of Delaware that conducts its business through its principal subsidiary, United Commercial Bank (“UCB”; UCBH, UCB and UCB’s wholly owned subsidiaries are collectively referred to as the “Company”, “we”, “us” and “our”), a California state-chartered commercial bank. Additionally, UCBH owns all of the common stock of eleven special purpose trusts, which were created for issuing guaranteed preferred beneficial interests in UCBH’s junior subordinated debentures.

UCB offers a full range of commercial and consumer banking products through its retail branches and other banking offices in the states of California, Georgia, Massachusetts, New York, Texas, Washington, and internationally through its fully operational branches in Hong Kong and mainland China. UCB also has representative offices in Beijing, Guangzhou and Shenzhen, China, and Taipei, Taiwan. United Commercial Bank (China) Limited was acquired during the fourth quarter of 2007. United Commercial Bank (China) Limited is a foreign owned bank incorporated in China whose primary business efforts are on the small and medium size enterprise corporate sector in China, which include private companies and businesses with annual revenues in the $7 million to $70 million revenue range. UCBSC, a Washington corporation, formed in 2006, manages the investment securities portfolio of UCB. California Canton International Bank (Cayman) Ltd. which was acquired as part of the BCC transaction in 2002 provides banking services and has deposits and assets consisting of cash and investment securities. UCBIS is a registered broker-dealer with the United States Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc. UCBAM provides professional investment management services to high-net-worth clients. Newston Investments, Inc. owns the office building that houses UCB’s branch in Houston, Texas. Of the remaining four subsidiaries of UCB, two are inactive, a third, U.F. Service Corporation acts as a trustee under deeds of trust securing promissory notes held by UCB and a fourth, United Commercial Mortgage Securities, LLC is a Delaware limited liability company organized for the purpose of serving as a private secondary mortgage market conduit.

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

Reclassifications

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the December 31, 2008, presentation.

Use of Estimates and Valuations in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make various estimates that affect reported amounts and disclosures in our financial statements. These estimates are used in measuring the fair value of certain financial instruments, accounting for goodwill and identifiable intangibles, establishing our provision for loan losses, valuing equity-based compensation awards and assessing the realizability of deferred income taxes. Such estimates are based on available information and on judgments by management of the Company. This is very apparent in the determination of other-than-temporary impairment where significant estimates are

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

used due to observable prices or inputs not being readily available and which involves significant subjectivity. As such, actual results could differ from these estimates. The current economic environment has increased the degree of uncertainty inherent in these significant estimates.

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

Where available, fair value is based on or derived from observable market prices or parameters. Where observable prices or parameters are not available, valuations from outsourced service providers are generally obtained to assist the Company. The valuations performed by the service providers to assist the Company involve some level of estimation and judgment, the degree of which is dependent on the price transparency of the financial instrument being valued and the financial instruments’ complexity. In particular, the tranches on our collateralized mortgage-backed securities arising from our commercial real estate loan securitization, certain collateralized debt obligations and mortgage-related asset-backed securities, and certain other investments have no direct observable prices, and as a result, the related valuations that are obtained from third parties require significant estimation and judgment and are therefore subject to significant subjectivity. Additionally, for these investments in which direct observable prices or inputs are used in the valuation process but in cases where the observable prices or inputs are either not current or are based on transactions in inactive or illiquid market conditions, such observable prices or inputs might not be relevant and could require significant adjustment. In these cases, the Company uses an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, in order to determine fair value of a particular investment security. Reliance on the estimation and judgment process increases in adverse market conditions with decreased liquidity and because of the lack of trading and the resulting lack of clear and observable prices or parameters, such as those experienced during the second half of 2007 and all of 2008. If such conditions exist in 2009, management of the Company would expect continued reliance on these judgments.

For more information regarding the fair value of the Company’s financial instruments see Note 35, Fair Values of Financial Assets and Liabilities.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, interest and noninterest-bearing deposits, federal funds sold and securities purchased under agreements to resell. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Investment and mortgage-backed securities that are held to meet investment objectives, such as interest rate risk and liquidity management, and may be sold to implement management strategies are classified as available for sale. Investment and mortgage-backed securities that might be sold prior to maturity are classified as available for sale and are carried at fair value. Fair value is determined using observable prices of similar instruments or fair value is derived based on valuations obtained from outsourced service providers, which generally have as inputs (as applicable) interest rate yield curves, forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties. Unrealized holding gains or losses, net of applicable taxes, are recorded as a component of comprehensive income.

Premiums and discounts on investment and mortgage-backed securities are amortized against interest income, using the interest method, with the amortization period based on the expected lives of the underlying securities.

Other-Than-Temporary Impairments on Investment and Mortgage-Backed Securities

One of the significant estimates related to investment and mortgage-backed securities is the evaluation of investments for other-than-temporary impairments. The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Based on the factors discussed, it is reasonably possible that there may be additional other-than-temporary impairment charges in the future.

The Company conducts an other-than-temporary impairment analysis on a quarterly basis. We reduce the asset value when we consider the declines in the value of investment and mortgage-backed securities to be other-than-temporary and record the estimated loss in noninterest income. The initial indicator of other-than-temporary impairment is a decline in market value below the amount recorded for an investment, and the severity and duration of the decline. For investment securities, including those subject to EITF Issue No. 99-20, the Company periodically updates its best estimate of cash flows over the life of the security. The Company’s best estimate of cash flows used economic recession assumptions due to market uncertainty, similar to those the Company believed market participants would use before the adoption of FSP EITF 99-20-1. If the fair value of the investment securities was less than its cost or amortized cost and there has been an adverse change in timing or amount of anticipated future cash flows since the last revised estimate, an other-than-temporary impairment charge was recognized. In determining whether an impairment is other-than-temporary, we consider the length of time and the extent to which market value has been less than cost, any recent events

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

specific to the issuer and economic conditions of its industry, and our ability and intent to hold the investment for a period of time sufficient to allow for anticipated recovery.

Estimating future cash flows is a quantitative and qualitative process that incorporates information received from third party sources along with certain internal assumptions and judgments regarding the future performance of the underlying collateral. In addition, projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. Beginning in the fourth quarter of 2008, the Company implemented FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”.

Loans Held for Sale

Loans that are originated with the intent to sell, as well as loans that were originated with the intent and ability to hold for the foreseeable future (loans held in portfolio) but which have been subsequently designated as being held for sale for risk management or liquidity needs are carried at the lower of cost or fair value calculated on an individual loan by loan basis.

There may be times when loans have been classified as held for sale and for some reason cannot be sold. Loans transferred to a long-term-investment classification from held-for-sale are transferred at the lower of cost or market value on the transfer date. Any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to yield by the interest method. A loan cannot be classified as a long-term investment unless UCB has both the ability and the intent to hold the loan for the foreseeable future or until maturity.

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

Allowance for Loan Losses

The allowance for loan losses represents our estimate of the losses that are inherent in the loans held in portfolio. UCB continuously monitors the quality of its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. Loans held for sale are excluded from any of the information included in Note 11, Loans Held in Portfolio and Allowance for Loan Losses, as these loans are lower of cost or fair value and reserving for loan losses is not applicable.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In determining the allowance, UCB applies loss factors, differentiated by an internal credit risk rating system, to its major loan portfolio categories (based primarily on loan type). The loss factors are based on historic losses, and reflect comparative analysis with peer group loss rates and expected losses, which is in turn based on estimated probabilities of default and loss given default. The quantitative analysis is supplemented with a minimum loss factor for each of the major loan portfolio categories to reflect the minimum inherent loss in all portfolios including those with limited historic loss experience. Additionally, loss factors incorporate qualitative adjustments that reflect an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk-rating data. These influences include portfolio credit quality trends and changes in concentrations, growth, or credit underwriting. UCB’s qualitative adjustments also include an economic surcharge factor to adjust loss factors in recognition of the impact various macro-economic factors have on portfolio performance.

UCB also estimates a reserve related to unfunded commitments and other off-balance sheet credit exposure. In assessing the adequacy of this reserve, UCB uses an approach similar to the approach used in the development of the allowance for loan losses. The reserve for unfunded commitments is included in other liabilities on the statement of financial position.

Impaired and Restructured Loans

UCB considers a loan to be impaired when, based on current information and events, it is probable that UCB will be unable to collect all amounts due according to the contractual terms of the loan agreement, including scheduled interest payments. In evaluating a restructured loan, the contractual terms used in the evaluation are the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.

If UCB, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider, the related loan is classified as a troubled loan restructuring. A troubled loan restructure may involve receipt of assets in full or partial satisfaction of the loan, modification of the terms of the loan or substitution or addition of debtors.

When evaluating loans for possible impairment, UCB makes a loan-by-loan assessment for impairment. When a loan has been identified as being impaired, the amount of impairment is measured by using the loan’s discounted cash flows, except in situations where it is determined that the primary remaining source of repayment is the operation or liquidation of the underlying collateral. In such cases, the current fair value of the collateral, reduced by estimated costs to sell, is used in place of discounted cash flows. UCB does not apply the loan-by-loan evaluation process described above to large groups of smaller balance homogeneous loans that are evaluated collectively for impairment, such as residential mortgage (one-to-four family) loans, home equity loans, and other consumer loans.

If the measurement of an impaired loan is less than the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), an impairment is recognized by creating or adjusting an existing allocation of the allowance for loan losses. UCB’s charge-off policy with respect to impaired loans is similar to its charge-off policy for all loans. Specifically, loans are charged off at the point when they are considered uncollectible.

Subsequent to a loan being classified as impaired, income is recognized based on the cost recovery method. Under the cost recovery method, all cash received is applied to the recorded investment amount until it has been fully collected. Interest income is only recognized after total cash flows received exceed the recorded investment at the date of initial impairment.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of premises and equipment are determined on a straight-line basis over the estimated useful lives. Terms range from three to ten years for furniture, equipment and computer software, and buildings and major components of buildings not to exceed 50 years. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The cost of assets retired or otherwise disposed of and the related accumulated depreciation and amortization are removed from the accounts with any resulting gain or loss recorded to the statement of operations.

Other Real Estate Owned

Other Real Estate Owned (“OREO”) consists of properties acquired through, or in lieu of, foreclosure and is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis with any corresponding loss recorded as a reduction of the allowance for loan losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from OREO operations, subsequent write-downs, if any, and disposition gains and losses are reflected as charges to current operations.

Investments in Federal Home Loan Bank Stock and Federal Reserve Bank Stock

Federal Home Loan Bank (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock are carried at cost and may be sold back to the FHLB and FRB, respectively, at its carrying value. Both cash and stock dividends received are reported as dividend income. The investment in FHLB stock is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. While no impairment losses have been recorded through December 31, 2008, it is at least reasonably possible that other-than-temporary impairment may be recorded in the future.

Other Equity Investments

Affordable housing investments are accounted for using the equity method of accounting. Similarly, other limited partnership and limited liability investments in which UCB’s ownership is 5% or greater are accounted for under the equity method of accounting; minor interests less than 5% are accounted for under the cost basis of accounting. Under the equity method of accounting, UCB adjusts its cost basis by recognizing its share of the earnings or losses of the underlying investment. Under cost basis accounting, UCB’s cost basis in each investment is reduced by dividends or other distributions received until the cost of the individual investment is fully recovered. These investments are reviewed each quarter for possible impairment with any other-than-temporary amounts charged to current earnings. UCB has the positive intent and ability to hold such investments for a period of time sufficient to allow for anticipated recovery.

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

Goodwill and Core Deposit Intangibles

Goodwill resulting from the Company’s acquisitions is tested annually for impairment or more frequently if conditions arise that might indicate that an impairment has taken place. Identifiable intangible assets, namely

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

core deposit intangibles, are amortized over their estimated period of benefit. Core deposit intangibles are tested for impairment on a quarterly basis.

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

Additionally, UCB securitizes commercial real estate, multifamily and residential mortgage (one-to-four family) loans. The Company typically retains all of the resulting securities that are issued, including senior interests, principal and interest only strips, and overcollateralization bonds, which are considered retained interests in the transferred assets. At the time of the transaction, these securitizations do not have a significant cash flow impact to UCB, since UCB loans are exchanged for securities. Since UCB retains all of the securities and obtains a substantive guarantee from a third party, no gain or loss is recognized on the securitization transaction and the retained interests in securitized assets are classified as available for sale securities and are recorded at their allocated carrying amounts based on the relative fair values of the assets sold and retained. Retained interests are subsequently carried at fair value with unrealized gains and losses, net of tax effect, reflected in other comprehensive income. To the extent that the cost basis of residual securities exceeds the fair value and an unrealized loss position is determined to be other-than-temporary, an impairment charge is recognized in results of operations. Interest income on residual securities is recognized in accordance with EITF No. 99-20 as amended. In accordance with the standard, UCB updates its estimates of expected cash flows at each reporting date and recognizes changes in the calculated effective yield on a prospective basis. The estimated expected cash flows change based on assumptions in discount rates, credit default rates and prepayment rates being updated.

Mortgage servicing rights are initially recorded at fair value and subsequently carried at the lower of cost or fair value and are amortized in proportion to and over the period of the estimated net servicing revenue. Mortgage servicing rights are tested for impairment on a quarterly basis. In determining fair value, UCB stratifies its mortgage servicing rights based on the risk characteristics of the underlying loan pools. The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that UCB believes market participants would use for similar assets. UCB evaluates other-than-temporary impairment of mortgage servicing rights by considering both historical and projected trends in interest rates, pay off activity and whether the impairment could be recovered through interest rate increases. If UCB determines that an impairment for a stratum is other-than-temporary, the value of the mortgage servicing rights and any related valuation allowance is written down.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

UCB’s derivatives not accounted for as hedges, including embedded derivatives that must be accounted for separately from the host instrument, are carried at fair value in the financial statements with any gains or losses reflected in noninterest income.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company provides a valuation allowance against net deferred tax assets to the extent that realization of the assets is not considered more likely than not. The Company and UCB file a consolidated federal income tax return, a combined California state income tax return, a combined New York State and New York City income tax return and separate Massachusetts and Georgia state income tax returns for UCB only. In addition, UCB files a return with Hong Kong to report the operations of its branch, and UCB China Limited files with the People’s Republic of China.

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

Stock-Based Compensation

The Company follows SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), the total fair value of the stock awards is expensed ratably over the service period of the employees receiving the awards. The Company used the modified prospective method of adopting SFAS No. 123(R) effective January 1, 2006. Under this adoption method, compensation expense includes: (a) compensation costs for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company computes its pool of excess tax benefits under the alternative approach as permitted by FASB Staff Position No. 123(R), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The Black-Scholes pricing model requires us to make assumptions with regard to the options granted during a reporting period namely, expected life, stock price volatility, expected dividend yield and risk-free interest rate.

The expected life of the options is based on the historical life of options that have been exercised and cancelled after vesting date and a forecasted assumption that unexercised options will be exercised at expiration. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect UCBH to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.

In addition to the above assumptions, UCBH uses a forfeiture rate based on historical data of UCBH’s actual experience to total grants awarded. See Note 24 for further information on share-based compensation.

Earnings per Share

The Company computes basic earnings per share by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed based upon the weighted average number of common and common equivalent shares outstanding during the period, which is calculated using the treasury stock method for stock options and warrants, and the if converted method for convertible preferred stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

Remeasurement of Foreign Currencies

UCB considers the functional currency of its foreign operations to be the United States dollar. Accordingly, UCB remeasures monetary assets and liabilities at year-end exchange rates, while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, which is remeasured at historical rates. Foreign currency remeasurement gains and losses are recognized in income in the period of occurrence.

2.	Recent Accounting Pronouncements

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation (“FIN”) No. 46 (revised December 31, 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. Because FSP FAS 140-4 and FIN 46(R)-8 impacts the

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company’s disclosure but not its accounting treatment for transfers of financial assets and interests in variable interest entities, the Company’s adoption of FSP FAS 140-4 and FIN 46(R)-8 will not impact its financial position or results of operations.

Determination of the Useful Life of Intangible Assets

FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (“GAAP”). FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is prohibited. The Company does not expect the adoption of FSP FAS 142-3 to have a material impact on the Company’s financial position or results of operations.

Hierarchy of Generally Accepted Accounting Principles

Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles was issued in May, 2008. SFAS No. 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principal used in preparing U.S. GAAP financial statements for nongovernmental entities. SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. SFAS No. 162 is effective November 15, 2008. The Company does not expect the adoption of SFAS No. 162 to have a material impact on the Company’s financial position or results of operations.

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

Accounting for Noncontrolling Interests in Consolidated Financial Statements

SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, was issued in December 2007 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 to have a material impact on the Company’s financial position or results of operations.

Accounting for Business Combinations

Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141R”), was issued in December 2007. SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company will apply SFAS 141R for any business combinations consummated on or after January 1, 2009.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The resulting goodwill has been allocated to the “Other” segment. Refer to Note 13, Goodwill, on adjustment made to the above goodwill amount resulting from the final valuation of the BDB acquisition.

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

The resulting goodwill has been allocated to the “Domestic Banking” segment. Refer to Note 13, Goodwill, on adjustment made to the above goodwill amount resulting from the final valuation of the CAB acquisition.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

each of the Boards of UCBH and UCB. Mr. Wan was granted 24,000 stock options as an Outside Director pursuant to UCBH’s Amended and Restated 2006 Equity Incentive Plan.

On December 23, 2008, UCBH completed the issuance of approximately 6.2 million new shares of its common stock to China Minsheng at a price of $4.85, representing the 90-day average UCBH closing price as of August 30, 2008, which is the second phase baseline date, plus a 5% premium as provided in the Investment Agreement, as amended by a letter agreement dated as of September 22, 2008. The total proceeds to UCBH, net of transaction costs, were $28.6 million. The issuance represents the completion of the second phase of the strategic agreement between UCBH and Minsheng, which results in Minsheng owning an aggregate of 9.9% of UCBH’s outstanding common stock as of August 30, 2008.

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

UCB is required to maintain cash reserves in a noninterest-bearing account at the FRB of San Francisco. Through the FRB, the cash in this account in excess of UCB’s reserve requirement (“Federal Funds”) is available for overnight and one day period sales to other institutions with accounts at the FRB. UCB received interest on these transactions at the prevailing federal funds rate. At December 31, 2008 and 2007, the reserve requirement was $2.0 million and $6.9 million, respectively.

6.	Securities Purchased Under Agreements to Resell

Information regarding outstanding securities purchased under agreements to resell (the “Resell Agreements”) as of and for the year ended December 31, 2008, was as follows (dollars in thousands):

Average balance outstanding	$150,000
Maximum amount outstanding at any month end period	150,000
Balance outstanding at end of period	150,000
Weighted average interest rate during the period	4.06%
Weighted average interest rate at end of period	2.90%
Weighted average remaining term to maturity at end of period (in years)	8.17

UCB entered into three long-term transactions involving the purchases of Resell Agreements with Citigroup Global Markets Inc. One of the Resell Agreements is recorded net of certain repurchase agreements. FIN 41, offsetting of Amounts Related to Certain Repurchase and Reverse Repurchase Agreements - an interpretation of APB Opinion No. 10 and a modification of FASB Interpretation No. 39, allows for the netting of repurchase agreements and reverse repurchase agreements if certain conditions are met. These conditions are met for one reverse repurchase agreement totaling $50.0 million as of December 31, 2008.

The two Resell Agreements not subject to offsetting total $150.0 million. The first Resell Agreement is for $75.0 million and matures on March 14, 2017. Under the terms of the Resell Agreement, interest payments are due from the seller semi-annually. The interest rate for this Resell Agreement is based on the six month USD London Interbank Offered Rate (“LIBOR”) plus a margin of 1.75% for the first and second year. For year three through year ten, the interest rate is based on a rate of 7.40% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.09%. The second Resell Agreement is also for $75.0 million and matures on March 30, 2017. Under the terms of the Resell Agreement, interest payments are due quarterly. The interest rate for this Resell Agreement is based on 7.72% plus ten times the difference between 65% of the average one month USD LIBOR and the average USD SIFMA Swap index, subject to a minimum of 0.00% and a maximum of 10.19%.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.	Investment and Mortgage-Backed Securities

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions (and the length of time those securities had been in an unrealized loss position) at December 31, 2008, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Agency preferred stock	$1,251	$-	$(869)	$382	$382	$(869)	$-	$-	$382	$(869)
Collateralized debt obligations	15,343	461	(3,236)	12,568	-	-	6,159	(3,236)	6,159	(3,236)
U.S. Government sponsored enterprises notes	802,826	14,381	(1,726)	815,481	98,274	(1,726)	-	-	98,274	(1,726)
U.S. Government sponsored enterprises discount notes	197,106	1,694	-	198,800	-	-	-	-	-	-
U.S. Treasury Bill	49,955	8	-	49,963	-	-	-	-	-	-
Municipals	278,549	121	(26,371)	252,299	141,101	(11,321)	96,969	(15,050)	238,070	(26,371)
Other	10,000	-	(2,984)	7,016	-	-	7,016	(2,984)	7,016	(2,984)

Total investment securities available for sale	1,355,030	16,665	(35,186)	1,336,509	239,757	(13,916)	110,144	(21,270)	349,901	(35,186)

Mortgage-backed securities available for sale:
FNMA	568,627	9,665	(328)	577,964	45,945	(159)	14,915	(169)	60,860	(328)
GNMA	259,002	4,788	(197)	263,593	18,758	(137)	8,797	(60)	27,555	(197)
FHLMC	325,132	4,206	(838)	328,500	42,476	(371)	18,880	(467)	61,356	(838)
CMBS	329,975	-	(23,362)	306,613	297,665	(10,606)	8,948	(12,756)	306,613	(23,362)
Other	160,983	230	(12,299)	148,914	100,329	(6,329)	38,739	(5,970)	139,068	(12,299)

Total mortgage-backed securities available for sale	1,643,719	18,889	(37,024)	1,625,584	505,173	(17,602)	90,279	(19,422)	595,452	(37,024)

Total investment and mortgage-backed securities available for sale	2,998,749	35,554	(72,210)	2,962,093	744,930	(31,518)	200,423	(40,692)	945,353	(72,210)

Investment securities held to maturity:
Municipal securities	182,386	3,958	(2,361)	183,983	45,509	(2,140)	1,515	(221)	47,024	(2,361)

Mortgage-backed securities held to maturity:
FNMA	51,521	975	-	52,496	-	-	-	-	-	-
GNMA	47,567	1,177	-	48,744	-	-	-	-	-	-
FHLMC	319	2	-	321	-	-	-	-	-	-

Total mortgage-backed securities held to maturity	99,407	2,154	-	101,561	-	-	-	-	-	-

Total investment and mortgage-backed securities held to maturity	281,793	6,112	(2,361)	285,544	45,509	(2,140)	1,515	(221)	47,024	(2,361)

Total securities	$3,280,542	$41,666	$(74,571)	$3,247,637	$790,439	$(33,658)	$201,938	$(40,913)	$992,377	$(74,571)

As of December 31, 2008, the net unrealized loss on total securities was $32.9 million. The $3.8 million net unrealized gain between the carrying value and market value of securities that are held to maturity has not been recognized in the Consolidated Balance Sheets. The net unrealized loss on securities that are available for sale was $36.7 million. Two hundred and thirty-nine securities in the available for sale securities portfolio had unrealized losses. Net of a tax benefit of $15.0 million, the unrealized $21.7 million loss on securities available for sale is included in other comprehensive loss as a reduction to stockholders’ equity. Investment securities available for sale with unrealized losses were determined not to be other-than-temporary impaired due to indicators associated with these securities that the Company evaluated. Indicators that the Company evaluated for these securities include the amount of decline in market value below the amount recorded for these securities and the severity of the decline. Other factors that were considered in determining whether these securities were not other-than-temporary impaired include the length of time, any recent events specific to the

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

issuer, the economic conditions of its industry, review of the collateral associated with the securities, management’s best estimate of cash flows and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery. Also, in the pricing of investments using the Company’s internal model, the Company stress tested the cash flows in each scenario. As more fully described in Note 8, from time to time the Company may securitize commercial real estate loans, as well as multifamily and residential mortgage loans through FNMA, to manage concentration risk and liquidity and retain such investments.

Additionally, certain securities that UCB holds have unrealized losses that have existed for periods in excess of twelve months at December 31, 2008. These securities are comprised primarily of collateralized debt obligations, mortgage-backed securities and municipal securities.

Mortgage-backed securities consist primarily of securities guaranteed by FNMA, GNMA and FHLMC, as well as commercial mortgage-backed securities and certain collateralized mortgage obligations. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on our mortgage-backed securities resulted primarily from change in interest rates due to increased risk aversion subsequent to purchase. The unrealized losses are expected to decline should the required yield fall to the purchased yield and as the securities approach contractual or expected maturity.

The municipal securities are issued by states and their political subdivisions in the U.S. These securities predominantly have ratings of AAA, AA, or A. These securities either have bond insurance or guarantees that originally supported investment grade ratings of AAA or AA. With the recent Nationally Recognized Statistical Rating Organization (“NRSRO”) downgrades of monoline insurers, we have seen the ratings of our municipal bonds decline, but in no case are the bonds rated below BBB, although some are unrated. Nevertheless, in management’s opinion there have not been any material deteriorations of the underlying municipal credit quality that would contribute to other-than-temporary impairment. The unrealized losses on our municipal securities resulted primarily from the lack of market liquidity in the third and fourth quarter, changes in interest rates due to an increase in risk aversion subsequent to purchase and to a lesser extent the uncertainty surrounding the monoline insurers. We expect that the unrealized losses would decline if interest rates fall to the purchased yield and as the securities approach contractual or expected maturity.

Other investment securities available for sale is comprised of one collateralized loan obligation. Other mortgage-backed securities available for sale, with an amortized cost of $161.0 million and a market value of $148.9 million, are comprised of private-label residential mortgage-backed securities, CDOs backed by TPS, and interest-only strips from Small Business Administration (“SBA”) loans.

Included in CMBS available for sale is the entire interest retained by UCB for the UCB securitization of commercial real estate loans (“CRE”) during the fourth quarter of 2007. The amortized cost basis and fair value of the retained interest was $330.0 million and $306.6 million, respectively, at December 31, 2008. The amortized cost at December 31, 2008, reflects a $5.0 million impairment recorded in the second quarter of 2008 on the retained residual tranche of this securitization. The write-down was primarily due the severity of depreciation during the second quarter of 2008 and the assessment of an adverse change in the cash flows.

CDOs with an amortized cost basis of $15.3 million and fair value of $12.6 million at December 31, 2008, include securities backed by REIT TPS and bank TPS which are included in our available for sale securities. The unrealized losses on these securities have occurred as a result of rising defaults and delinquencies in the subprime residential mortgage markets, coupled with rating agency downgrades of a large number of subprime residential mortgage-backed securities, which in turn led to continued credit spread widening and ultimately resulted in declines in the valuations of these types of securities and certain indices that serve as a reference point for determining the fair value of such securities. The amortized cost at December 31, 2008, reflects the cumulative $15.9 million other-than-temporary impairment charges that we recognized on CDOs and which have been reflected in our results of operations for the year ended December 31, 2008. At December 31, 2007,

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the amortized cost reflected an $11.6 million other-than-temporary impairment charge that we recognized on two CDOs.

FNMA and FHLMC preferred stock are U.S. GSE investment securities with an amortized cost-basis and fair value of $1.3 million and $382,000, respectively, at December 31, 2008. At the end of the second quarter, the Company recognized a $4.4 million other-than-temporary impairment charge on four of the GSE investment securities. The write-down in the second quarter 2008 was due to the severity and duration of the decline in the carrying values of the GSE investment securities and the lack of positive near term prospects. At the end of the third quarter, an additional $17.8 million of other-than-temporary impairment charge was recorded on the GSE investment securities resulting from the conservatorship of both FNMA and FHLMC and the related elimination of the payment of future dividends on these GSE investment securities.

UCB expects to hold its available for sale debt securities until recovery of the carrying value, which could be maturity. UCB has concluded that the decline in value on these available for sale securities is temporary, as the decline in value has been driven predominantly by current market conditions, the widening of credit spreads and decreased liquidity.

The amortized cost and approximate market value of investment and mortgage-backed securities classified as available for sale and held to maturity, along with the portions of the portfolio with unrealized loss positions at December 31, 2007, were as follows (dollars in thousands):

		Gross	Gross		Less Than 12 Months		12 Months or More		Total
	Amortized	Unrealized	Unrealized	Fair	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description	Cost	Gains	Losses	Value	Value	Losses	Value	Losses	Value	Losses

Investment securities available for sale:
Agency preferred stock	$23,466	$-	$(3,317)	$20,149	$20,149	$(3,317)	$-	$-	$20,149	$(3,317)
Collateralized debt obligations	31,433	-	(2,702)	28,731	12,364	(2,163)	7,960	(539)	20,324	(2,702)
U.S. Government sponsored enterprises notes	446,916	997	(686)	447,227	174,453	(498)	51,804	(188)	226,257	(686)
Municipals	246,632	741	(2,964)	244,409	160,048	(2,964)	-	-	160,048	(2,964)
Other	10,000	-	(1,050)	8,950	-	-	8,950	(1,050)	8,950	(1,050)

Total investment securities available for sale	758,447	1,738	(10,719)	749,466	367,014	(8,942)	68,714	(1,777)	435,728	(10,719)

Mortgage-backed securities available for sale:
FNMA	559,979	1,409	(5,250)	556,138	13,288	(30)	291,258	(5,220)	304,546	(5,250)
GNMA	77,478	25	(1,770)	75,733	3,505	(84)	71,735	(1,686)	75,240	(1,770)
FHLMC	241,243	102	(5,471)	235,874	699	(2)	223,597	(5,469)	224,296	(5,471)
CMBS	390,112	835	(5,499)	385,448	20,753	(5,499)	-	-	20,753	(5,499)
Other	188,006	148	(2,458)	185,696	10,362	(379)	139,808	(2,079)	150,170	(2,458)

Total mortgage-backed securities available for sale	1,456,818	2,519	(20,448)	1,438,889	48,607	(5,994)	726,398	(14,454)	775,005	(20,448)

Total investment and mortgage-backed securities available for sale	2,215,265	4,257	(31,167)	2,188,355	415,621	(14,936)	795,112	(16,231)	1,210,733	(31,167)

Investment securities held to maturity:
Municipal securities	212,647	6,016	(32)	218,631	3,789	(28)	417	(4)	4,206	(32)

Mortgage-backed securities held to maturity:
FNMA	4,090	-	(101)	3,989	-	-	3,989	(101)	3,989	(101)
GNMA	54,326	-	(1,071)	53,255	16,156	(216)	37,098	(855)	53,254	(1,071)
FHLMC	422	-	(11)	411	-	-	411	(11)	411	(11)

Total mortgage-backed securities held to maturity	58,838	-	(1,183)	57,655	16,156	(216)	41,498	(967)	57,654	(1,183)

Total investment and mortgage-backed securities held to maturity	271,485	6,016	(1,215)	276,286	19,945	(244)	41,915	(971)	61,860	(1,215)

Total securities	$2,486,750	$10,273	$(32,382)	$2,464,641	$435,566	$(15,180)	$837,027	$(17,202)	$1,272,593	$(32,382)

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of December 31, 2007, the net unrealized loss on total securities was $22.1 million. The net unrealized loss on securities that are available for sale was $26.9 million. Net of a tax benefit of $11.3 million, the unrealized $15.6 million loss on securities available for sale is included in other comprehensive loss as a reduction to stockholders’ equity. The $4.8 million net gain between the carrying value and market value of securities that are held to maturity has not been recognized in the consolidated financial statements for the year ended December 31, 2007.

The scheduled contractual maturities on investment and mortgage-backed securities classified as available for sale and held to maturity at December 31, 2008, were as follows (dollars in thousands):

	Amortized Cost					Fair Value
		After 1	After 5				After 1	After 5
		Year	Years				Year	Years
	Within	Through	Through	After		Within	Through	Through	After
Description	1 Year	5 Years	10 Years	10 Years	Total	1 Year	5 Years	10 Years	10 Years	Total

Investment securities available for sale:
Agency preferred stock	$-	$-	$-	$1,251	$1,251	$-	$-	$-	$382	$382
Collateralized debt obligations	-			15,343	15,343	-	-	-	12,568	12,568
U.S. Government sponsored enterprises notes	197,106	73,022	704,804	25,000	999,932	198,800	74,232	715,824	25,425	1,014,281
U.S. Treasury Bill	49,955			-	49,955	49,963	-	-	-	49,963
Municipals	-	412	2,757	275,380	278,549	-	418	2,809	249,072	252,299
Other	-	-	10,000	-	10,000	-	-	7,016	-	7,016

Total investment securities available for sale	247,061	73,434	717,561	316,974	1,355,030	248,763	74,650	725,649	287,447	1,336,509

Mortgage-backed securities available for sale:
FNMA	-	6,419	161,241	400,967	568,627	-	6,488	162,784	408,692	577,964
GNMA	-	-	-	259,002	259,002	-	-	-	263,593	263,593
FHLMC	-	-	28,665	296,467	325,132	-	-	29,165	299,335	328,500
CMBS	-	-	-	329,975	329,975	-	-	-	306,613	306,613
Other	-	-	46,299	114,684	160,983	-	-	44,996	103,918	148,914

Total mortgage-backed securities available for sale	-	6,419	236,205	1,401,095	1,643,719	-	6,488	236,945	1,382,151	1,625,584

Total investment and mortgage-backed securities available for sale	247,061	79,853	953,766	1,718,069	2,998,749	248,763	81,138	962,594	1,669,598	2,962,093

Investment securities held to maturity:
Municipal securities	-	-	11,328	171,058	182,386	-	-	11,541	172,442	183,983

Mortgage-backed securities held to maturity:
FNMA	-	-	1,079	50,442	51,521	-	-	1,087	51,409	52,496
GNMA	-	-	-	47,567	47,567	-	-	-	48,744	48,744
FHLMC	-	-	-	319	319	-	-	-	321	321

Total mortgage-backed securities held to maturity	-	-	1,079	98,328	99,407	-	-	1,087	100,474	101,561

Total investment and mortgage-backed securities held to maturity	-	-	12,407	269,386	281,793	-	-	12,628	272,916	285,544

Total securities	$247,061	$79,853	$966,173	$1,987,455	$3,280,542	$248,763	$81,138	$975,222	$1,942,514	$3,247,637

The remaining contractual maturities for mortgage-backed securities were allocated assuming no prepayments. Remaining maturities will differ from contractual maturities since borrowers may have the right to prepay obligations before underlying mortgages mature.

Approximately $440.9 million and $149.5 million of investment and mortgage-backed securities have been pledged to secure borrowings entered into by UCB at December 31, 2008 and 2007, respectively, as more fully

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

described in Note 17. UCB has also pledged $700.9 million and $580.4 million of its investment securities as collateral for public deposits as of December 31, 2008 and 2007, respectively.

For the year ended December 31, 2008, proceeds from the sale of available for sale securities totaled $1.36 billion, with gross realized gains of $10.9 million and gross realized losses of $53,000. For the year ended December 31, 2007, proceeds from the sale of available for sale securities totaled $1.23 billion, with gross realized gains of $5.5 million and gross realized losses of $175,000. Proceeds from the sale of available for sale securities for the year ended December 31, 2006, totaled $96.8 million, with gross realized gains of $276,000 and gross realized losses of $70,000.

8.	Securitization Activities

The Company engages in securitization activities related to commercial real estate and multifamily mortgage loans and consumer residential mortgage loans to manage concentration risk and liquidity. The lack of market liquidity experienced during 2008 has limited the Company’s securitization activities. Special purpose entities (“SPE”) are typically used to facilitate the commercial real estate securitization transactions. The Company typically retains interests in the securitized financial assets as one or more tranches of the securitization. These retained interests are included in the Company’s Consolidated Balance Sheets in available for sale investment securities and are reflected at fair value. Any resulting changes in fair value are reflected in other comprehensive income, unless the change in fair value is considered other-than-temporary.

For the years ended December 31, we securitized the following financial assets (dollars in thousands):

	2008	2007

Secured by real estate - nonresidential	$-	$402,441
Secured by real estate - multifamily	161,810	176,890
Residential mortgage (one-to-four family)	92,678	-

Total	$254,488	$579,331

During the year ended December 31, 2008, UCB securitized $254.5 million of multifamily and residential mortgage loans with servicing rights retained through FNMA. During the fourth quarter of 2007 and 2006, UCB securitized multifamily loans with servicing rights retained through FNMA. In addition, during the fourth quarter of 2007, UCB securitized $402.4 million of commercial real estate loans. The loans were exchanged for collateralized mortgage backed securities, issued through a newly established trust, United Commercial Mortgage Securities, LLC. As UCB retains the entire interest in the securitized assets and obtains a substantive guarantee from a third party, no gain or loss is recognized on the transaction. However, with respect to the commercial real estate loan securitization, UCB recorded $1.6 million against the allowance for loan losses as the carrying value of the loans exceeded the fair value of the securities.

Retained interests in securitized financial assets at the time of securitization were approximately $252.6 million, $578.1 million and $174.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. There were no net gains or losses from securitization transactions during the years ended December 31, 2008, 2007 and 2006.

The entire interest retained by UCB for the UCB securitization of CRE during the fourth quarter of 2007 is included in other mortgage-backed securities available for sale. The amortized cost basis and carrying value of the retained interest was $330.0 million and $306.6 million, respectively, at December 31, 2008.

The following table presents information on the Company’s residual from the commercial real estate loan securitization transaction. Key economic assumptions and the sensitivity of the current fair value of the residual

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

to immediate 10% and 20% adverse changes in such assumptions at December 31, 2008 and 2007, were as follows (dollars in thousands):

	Commercial Real Estate Loans
	2008	2007

Residual	$4,165	$9,547
Weighted average life (in years)	3.33	3.91
Weighted average discount rate (bond equivalent yield)	80.00%	30.00%
Impact on fair value of 10% adverse change	$(350)	$(564)
Impact on fair value of 20% adverse change	(646)	(1,085)
Weighted average credit losses (rate per annum)	3.00%	1.00%
Impact on fair value of 10% adverse change	$(151)	$(56)
Impact on fair value of 20% adverse change	(302)	(153)
Prepayment speed assumptions	43.49%	39.04%
Impact on fair value of 10% adverse change	$(235)	$(60)
Impact on fair value of 20% adverse change	(676)	(102)

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

9.	Federal Home Loan Bank Stock and Other Equity Investments

The components of FHLB stock and other equity investments as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Federal Home Loan Bank stock	$93,488	$85,725
Other equity investments	55,842	53,152

FHLB stock and other equity investments	$149,330	$138,877

The investments in the above table above are reflected at cost. Such investments’ fair value is estimated quarterly based on the underlying organization’s business model, current and projected financial performance and overall economic and market conditions. If fair value is estimated to be below cost, an evaluation for other-than-temporary impairment is performed. At December 31, 2008, there were no investments where the estimated fair value was below the respective cost.

UCB, along with all other financial institutions, must own stock in the FHLB to have access to FHLB’s products and services. The stock does not trade on a stock market, but may be issued, exchanged, redeemed and repurchased by the FHLB at its stated par value. The stock is redeemable by a shareholder on five years’ written notice, subject to certain conditions. The FHLB can redeem its stock with 15 days written notice and at quarterly intervals if the member has stock in excess of 115% of its calculated requirement. The San Francisco FHLB reported January 9, 2009, that it was suspending dividends and repurchases of shares in excess of what is required for member’s current loans in order to preserve its capital.

UCB is subject to certain requirements of the Community Reinvestment Act (the “CRA”). The CRA generally requires the federal banking agencies to evaluate a financial institution in meeting the credit needs of its local communities, including low-income and moderate-income neighborhoods. UCB invests in CRA-qualified investments, such as affordable housing partnerships and small business investment companies. Additional funding commitments related to these CRA investments at December 31, 2008, were $5.8 million.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

10.	Loans Held for Sale

The components of loans held for sale as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Commercial:
Secured by real estate - nonresidential	$-	$175,101
Business	-	1,109

Total commercial loans	-	176,210

Consumer:
Residential mortgage (one-to-four family)	-	927

Loans held for sale (1)	$-	$177,137

(1)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $322,000 at December 31, 2007.

During the years ended December 31, 2008 and 2007, UCB transferred $40.3 million and $207.0 million, respectively, of loans from held in portfolio to held for sale and $156.2 million and $79.1 million, respectively, of loans from held for sale to held in portfolio.

11. Loans Held in Portfolio and Allowance for Loan Losses

The components of loans held in portfolio as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Commercial:
Secured by real estate - nonresidential	$2,582,813	$2,317,501
Secured by real estate - multifamily	1,114,275	1,186,177
Business	2,406,773	2,076,597
Construction	1,984,849	1,666,550

Total commercial loans	8,088,710	7,246,825

Consumer:
Residential mortgage (one-to-four family)	493,023	518,674
Other (1)	88,954	66,651

Total consumer loans	581,977	585,325

Loans held in portfolio (2)	8,670,687	7,832,150
Allowance for loan losses	(230,439)	(80,584)

Net loans held in portfolio	$8,440,248	$7,751,566

(1)	Amount includes deposit overdrafts of $2.3 million and $6.7 million at December 31, 2008 and 2007, respectively.
(2)	Amounts reflect net unamortized deferred loan fees, purchase premiums and discounts of $11.4 million and $17.9 million at December 31, 2008 and 2007, respectively.

UCB securitizes commercial real estate, multifamily and residential mortgage (one-to-four family) loans. The Company will typically retain all of the resulting securities that are issued, including senior interests, principal and interest only strips, and overcollateralization bonds, which are considered retained interests in the transferred assets. At the time of the transaction, these securitizations do not have a significant cash flow impact to UCB, since UCB loans are exchanged for securities. Since UCB retains all of the securities, no gain or loss is recognized on the securitization transaction. Retained interests in securitized assets are classified as available for sale securities and are recorded and reflected at their allocated carrying amounts based on the relative fair values of the assets sold and retained.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

During 2008, UCB securitized $254.5 million of multifamily loans and residential mortgage loans with servicing rights retained through FNMA. The mortgage-backed securities created from this guaranteed mortgage securitization are classified as available for sale investments. As part of this transaction, UCB recognized mortgage servicing rights of $1.9 million.

The components of loans held in portfolio by interest rate type as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Adjustable-rate loans	$5,838,890	$5,000,318
Hybrid loans	1,302,623	1,280,340
Fixed-rate loans	1,540,622	1,569,427

Loans held in portfolio (1)	$8,682,135	$7,850,085

(1)	Amounts do not reflect net unamortized deferred loan fees, purchase premiums and discounts of $11.4 million and $17.9 million at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007, residential mortgage (one-to-four family), multifamily and commercial loans with a market value of $3.91 billion and $4.15 billion, respectively, were pledged to secure FHLB advances (see Note 17).

Nonaccrual, past due and restructured loans from loans held in portfolio and OREO as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Total nonaccrual loans from loans held in portfolio	$503,085	$53,185
Accruing loans contractually past due 90 days or more	26,435	33,381
Troubled debt restructurings	58,035	10,712
Other real estate owned	27,688	3,844

Additionally, UCB had no commitments to lend additional funds to debtors whose loans are nonperforming at December 31, 2008.

Impaired loans as of December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008	2007	2006

Impaired loans with a valuation allowance	$345,682	$32,355	$6,897
Impaired loans without a valuation allowance	265,643	50,803	5,094

Total impaired loans	$611,325	$83,158	$11,991

Allowance for impaired loans under SFAS No. 114	$120,491	$7,851	$1,383

Gross interest income recognized on impaired loans during the year	$1,737	$139	$80

Gross interest income not recognized on nonaccrual loans	$19,634	$1,877	$676

Our average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006, was $342.8 million, $42.0 million and $29.9 million, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The activity in the allowance for loan losses and allowance for losses related to unfunded commitments for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Balance at beginning of year:
Allowance for loan losses	$80,584	$62,015	$64,542
Allowance for losses - unfunded commitments	4,793	6,833	3,402

Total allowance for losses at beginning of the year	85,377	68,848	67,944
Provision for losses	262,943	20,181	3,842
Loans charged off	(114,025)	(10,677)	(10,694)
Recoveries of loans previously charged off	792	1,418	477
Adjustment - acquired through business combinations	-	5,607	7,279

Total allowance for losses at end of year	$235,087	$85,377	$68,848

Allowance for loan losses	$230,439	$80,584	$62,015
Reserve for unfunded commitments	4,648	4,793	6,833

Total allowance for losses and reserve for unfunded commitments at end of year	$235,087	$85,377	$68,848

12  Premises and Equipment

The components of premises and equipment as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Buildings	$125,749	$121,799
Land	39,777	39,777
Leasehold improvements	23,578	25,959
Computer software	16,475	12,502
Equipment, furniture and fixtures	28,139	37,582

Gross premises and equipment	233,718	237,619
Accumulated depreciation and amortization	(87,840)	(92,989)

Premises and equipment, net	$145,878	$144,630

Total depreciation and amortization expense was $11.1 million, $10.7 million, and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Rental income is included in occupancy expense in the consolidated statements of operations and totaled $7.5 million, $7.1 million and $6.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The future noncancelable minimum lease payment receivables as of December 31, 2008, are as follows (dollars in thousands):

2009	$4,439
2010	3,129
2011	2,843
2012	2,017
2013	1,095
2014 and thereafter	962

Total	$14,485

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.	Goodwill

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

In accordance with the Company’s annual review policy, our annual goodwill impairment analysis is conducted in September. However, due to continued market volatility and its affect on the Company’s stock price, the Company reviewed its goodwill for potential impairment during each of the quarters in 2008 by comparing the Company’s market capitalization to its book value. The Company, with assistance from a third party valuation firm, determined the goodwill valuation for its two reporting units, Domestic Reporting Unit and International Reporting Units. The estimated fair values of the two reporting units, Domestic Reporting Unit and International Reporting Units were calculated under the step one process. For the step one procedures, the Market and Income Approaches were used to derive the valuation of the Domestic Reporting Unit and International Reporting Units. Based on the results of the step one procedures, it was determined there is no goodwill impairment with the International Reporting Units because fair value was greater than book value. However, it was determined that the goodwill in the Company’s Domestic Reporting Unit needed to be subjected to the step two “implied fair value” methodology. Based on the step two evaluations, management has determined that there is no goodwill impairment associated with the Domestic Reporting Unit.

During the quarter ended March 31, 2008, and continuing throughout 2008, our stock price declined significantly to a level indicating a market capitalization well below book value. In analyzing the decline in the stock price, we considered the decline to be primarily attributed to general market declines and overall concerns with regard to the banking industry. While this decline was considered in our analysis of potential impairment, we concluded that the unusual and severe conditions in the stock market meant that an entirely market capitalization based approach was not the most reliable indicator of fair value as we did in 2007. In 2008, we performed goodwill impairment testing at each quarter end utilizing both a market approach and income approach. The income approach was based on a discounted cash flow model to estimate the fair value of our reporting units, which we considered to be most reflective of a market participant’s view of fair value given the current market conditions.

Discounted Cash Flow Approach

The discounted cash flow (“DCF”) method was used as an income approach to establish the fair value of the equity of the Domestic Unit and International Reporting Units. In determining the value, the cash flow projections through 2013 were utilized. Following 2013, the business was considered to have reached a steady state. The projected earnings were adjusted for earnings retained for capital growth and also adjusted to remove the effects of depreciation and amortization, if significant, in order to determine the projected cash flow of the reporting units. An appropriate discount rate, calculated using the Capital Asset Pricing Model and market participant based assumptions, was then applied.

The after-tax net cash flows were then calculated and discounted to their present value over the projection period. The terminal cash flow was then established using the terminal year’s projected cash flow to which a Gordon Growth multiple was applied. The terminal value was discounted to present value and added to the projected cash flows, resulting in a value of the Domestic Reporting Unit and International Reporting Units’ common equity. For the Domestic Reporting Unit, the fair value of the Domestic Reporting Unit’s preferred

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

equity was then added to the concluded value of its common equity. In addition, the fair value of the TARP preferred equity and warrant was added to the concluded value, leading to a total value of the Domestic Reporting Unit under the DCF approach.

Implied Fair Value Methodology

For the step two procedures on the Domestic Reporting Unit, the “implied fair value” methodology was used. Step two of SFAS 142 measures the impairment of goodwill by comparing its carrying value to its implied fair value. SFAS 142 states that the implied fair value of goodwill should be determined in the same manner as goodwill is determined in a business combination. The fair value of the reporting unit should be allocated to the fair value of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price. The remainder of the excess of the fair value of the reporting unit over the fair value of its tangible and intangible assets and liabilities is the implied fair value of goodwill. SFAS 141 provides guidance for allocating the purchase price in business combinations, which includes identifying and qualifying intangible assets as well as valuing such items. SFAS 142 does not lead to either a write-up or write-down of tangible or intangible assets or liabilities as a result of the impairment testing process. In performing the step two analysis of the Domestic Reporting Unit the major balance sheet accounts were reviewed in addition to identifying all unrecognized intangible assets. The analysis of the major balance sheet accounts primarily involved the use of the DCF approach and the use of key assumptions in determining the fair value of the respective assets and liabilities. On the basis of the analysis performed and the resulting fair values of the major assets and liabilities, the determination was made that the implied fair value of goodwill determined in the step two analysis exceeded the carrying value. Therefore, it was determined that there was no goodwill impairment and no impairment charge was warranted as of December 31, 2008.

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

The current market volatility and lack of confidence in the financial markets continue to adversely affect the stock prices of financial institutions, in the United States as well as globally. As one of these financial institutions, the Company has seen its stock price decline from its December 31, 2008 level. In the event the Company’s stock price remains at its current level, the Company will be subjected to potential goodwill impairment.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The activity in goodwill for years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Balance at beginning of year	$436,606	$226,780	$106,648
Business Development Bank Ltd. acquisition	-	135,337	-
Business Development Bank Ltd. acquisition purchase price adjustment	(1,031)	-	-
CAB Holding, LLC acquisition	-	74,595	-
CAB Holding, LLC acquisition purchase price adjustment	1,117	-	-
Summit Bank Corporation acquisition	-	-	126,199
Summit Bank Corporation acquisition purchase price adjustment	(669)	4,261	-
Pacifica Bancorp, Inc. acquisition purchase price adjustment	-	1,211	(1,913)
Asian American Bank & Trust Company acquisition purchase price adjustment	-	1,555	(2,098)
First Continental Bank acquisition purchase price adjustment	-	(40)	-
Bank of Canton of California acquisition purchase price adjustment	(3,993)	(7,093)	(2,056)

Balance at end of year	$432,030	$436,606	$226,780

During the year ended December 31, 2008, an adjustment of $1.1 million was recorded to reflect the under-recognition of amortization in 2007 associated with a time deposit discount arising from our acquisition of Summit Bank. The adjustment increased interest expense $1.1 million and decreased goodwill by a like amount. The adjustment is the correction of an error that was identified in 2007 and is deemed immaterial to the 2008 full year results of operations. In the third quarter of 2008, an adjustment of $962,000 was recorded to increase goodwill arising from the CAB acquisition and decrease other assets by the same amount. The adjustment was to record the effect of the filing of CAB’s final tax returns.

14.	Core Deposit Intangibles

The gross carrying amount and the associated accumulated amortization for core deposit intangibles as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Core deposit intangibles, gross	$33,311	$34,050
Accumulated amortization	(16,479)	(11,524)

Core deposit intangibles, net	$16,832	$22,526

The activity in net core deposit intangibles for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Balance at beginning of period	$22,526	$28,325	$14,981
Business Development Bank Ltd. acquisition	-	330	-
CAB Holding, LLC acquisition	-	6,600	-
Summit Bank Corporation acquisition	-	-	16,900
Summit Bank Corporation acquisition adjustment	-	(7,800)	-
Pacifica Bancorp, Inc. acquisition adjustment	-	-	(740)
Asian American Bank & Trust Company acquisition adjustment	-	-	(150)
Amortization	(4,955)	(4,566)	(2,342)
Impairment write-downs	(739)	(363)	(324)

Balance at end of period	$16,832	$22,526	$28,325

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The estimated future amortization expense related to core deposit intangibles as of December 31, 2008, is as follows (dollars in thousands):

2009	$4,161
2010	3,891
2011	3,726
2012	2,987
2013	1,600
2014 and thereafter	467

Total	$16,832

15.	Mortgage Servicing Rights

The gross carrying amount and the associated accumulated amortization for mortgage servicing rights as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Mortgage servicing rights, gross	$24,814	$23,061
Accumulated amortization	(13,826)	(10,278)

Mortgage servicing rights, net	$10,988	$12,783

The activity in net mortgage servicing rights for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Balance at beginning of period	$12,783	$13,273	$10,642
Addition/Capitalization	2,401	3,249	6,812
Amortization	(3,547)	(3,581)	(2,999)
Impairment	(649)	(158)	(1,182)

Balance at end of period	$10,988	$12,783	$13,273

Amortization expense related to mortgage servicing rights is recorded as a reduction to other fees on the consolidated statements of operations. UCB recognized impairment losses of $649,000, $158,000 and $1.2 million as a result of the mortgage servicing rights impairment review during the years ended December 31, 2008, 2007 and 2006, respectively.

The estimated future amortization expense related to mortgage servicing rights as of December 31, 2008, is as follows (dollars in thousands):

2009	$3,295
2010	2,003
2011	1,334
2012	1,029
2013	699
2014 and thereafter	2,628

Total	$10,988

Real estate loans being serviced for others totaled $2.39 billion and $2.44 billion at December 31, 2008 and 2007, respectively. These loans are not included in the Consolidated Balance Sheets. In connection with these loans, UCB held trust funds of approximately $16.7 million and $10.0 million at December 31, 2008 and 2007, respectively, all of which were segregated in separate accounts and not included in the accompanying Consolidated Balance Sheets. Some agreements with investors to whom UCB has sold loans have

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

representation and warranty provisions that could require the repurchase of loans under certain circumstances. Management does not believe that any exposure from such repurchases is material, and therefore, no provision for any repurchase has been recorded.

The fair value of capitalized mortgage servicing rights along with the sensitivity analysis related to two key factors, prepayment speed and discount rate, as of December 31, 2008 and 2007, was as follows (dollars in thousands):

	2008	2007

Fair value of mortgage servicing rights	$12,561	$17,070
Expected weighted-average life (in years)	3.12	4.14
Range of prepayment speed assumptions (annual CPR)	12%-30%	12%-27%
Discount rate assumption	13.87%	13.11%
Decrease in fair value from 10% adverse CPR change	(551)	$(722)
Decrease in fair value from 20% adverse CPR change	(1,060)	$(1,343)
Decrease in fair value from 100 basis point adverse discount rate change	(282)	$(402)
Decrease in fair value from 200 basis point adverse discount rate change	(551)	$(786)

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

16.	Deposits

The components of deposits as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

NOW, checking and money market accounts	$1,979,279	$2,417,630
Savings accounts	791,982	986,664
Time deposits:
Less than $100,000	3,313,534	1,423,935
$100,000 or greater	2,882,653	2,953,011

Total time deposits	6,196,187	4,376,946

Total deposits	$8,967,448	$7,781,240

Included in time deposits are $1.21 billion and $163.5 million of brokered deposits at December 31, 2008 and 2007, respectively.

The components of deposits in foreign banking offices as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Noninterest bearing deposits	$22,381	$20,902
Interest bearing deposits	916,473	1,128,685

Total deposits	$938,854	$1,149,587

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The remaining maturities on time deposits as of December 31, 2008, are as follows (dollars in thousands):

2009	$5,646,913
2010	469,846
2011	76,777
2012	1,423
2013	766
2014 and thereafter	462

Total	$6,196,187

Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

NOW, checking and money market accounts	$29,952	$51,535	$41,282
Savings accounts	5,223	7,117	9,527
Time deposits	197,220	218,207	159,844
Less penalties for early withdrawal	(1,038)	(528)	(594)

Total	$231,357	$276,331	$210,059

17.	Borrowings

Securities Sold Under Agreements to Repurchase

Information regarding outstanding securities sold under agreements to repurchase (the “Repurchase Agreements”) as of and for the years ended December 31, 2008, 2007 and 2006 was as follows (dollars in thousands):

	2008	2007	2006

Average balance outstanding	$730,574	$400,615	$162,124
Maximum amount outstanding at any month end period	850,000	650,000	401,600
Balance outstanding at end of period	700,000	650,000	401,600
Weighted average interest rate during the period	3.85%	4.21%	3.56%
Weighted average interest rate at end of period	3.74%	4.04%	3.71%
Weighted average remaining term to maturity at end of period (in years)	7.70	8.63	6.10

UCB has entered into 9 Repurchase Agreements aggregating $700.0 million, which matures between May 11, 2011, and November 7, 2017. Under the terms of the Repurchase Agreements, payments are due quarterly. As of December 31, 2008, interest accrued and payable on the Repurchase Agreements totaled $2.6 million. The underlying collateral pledged for the Repurchase Agreements consists of FNMA, FHLMC and GNMA mortgage-backed securities, AAA rated private label collateralized mortgage obligations, and FHLB and FNMA investment securities with an aggregate fair value of $963.7 million as of December 31, 2008. The collateral is held by a custodian and maintained under the control of UCB. At December 31, 2008, the underlying collateral pledged for the Repurchase Agreements mature between 2012 and 2038. As of December 31, 2007, the underlying collateral pledged for the Repurchase Agreements matured between 2011 and 2037.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Long-Term and Short-Term Borrowings

Short-term and long-term borrowings outstanding information for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Short-term borrowings:
Federal Home Loan Bank advances and other short-term borrowings:
Average balance outstanding	$598,387	$299,713	$224,234
Maximum amount outstanding at any month end period	806,815	637,787	654,636
Balance outstanding at end of period	335,225	414,532	654,636
Weighted average interest rate during the period	2.94%	5.15%	4.52%
Weighted average interest rate at end of period	3.39%	4.05%	5.21%
Weighted average remaining term to maturity at end of period (in years)	0.5	0.1	-
Federal funds purchased:
Balance outstanding at end of period	$-	$78,000	$-
Long-term borrowings:
Federal Home Loan Bank advances and other long-term borrowings:
Average balance outstanding	$1,423,742	$1,113,881	$683,978
Maximum amount outstanding at any month end period	1,547,668	1,372,190	906,651
Balance outstanding at end of period	1,546,335	1,372,190	906,651
Weighted average interest rate during the period	4.34%	4.69%	4.89%
Weighted average interest rate at end of period	4.11%	4.57%	4.72%
Weighted average remaining term to maturity at end of period (in years)	4.4	5.2	5.4

UCB maintains a secured credit facility with the FHLB against which UCB may take advances. The terms of this credit facility requires UCB to maintain in safekeeping with the FHLB eligible collateral of at least 100% of outstanding advances. Short-term borrowings with the FHLB totaled $250.0 million at December 31, 2008. The remainder of the short-term borrowings of $85.2 million are with various financial institutions. At December 31, 2008, FHLB short-term and long-term advances were secured with $226.9 million of mortgage-backed securities and $3.91 billion of loans, and at December 31, 2007, $18.0 million of mortgage-backed securities and $4.15 billion of loans secured the advances. At December 31, 2008, credit availability under this secured facility was approximately $697.0 million.

Long-term borrowings include FHLB advances of $1.47 billion and borrowings of $79.6 million with other financial institutions. The FHLB advances mature between January 23, 2009 and November 30, 2020, and have interest rates between 2.83% and 5.91%. The borrowings with other financial institutions mature between April 30, 2009, and December 15, 2011, and have interest rates between 3.42% and 4.67%.

Included in long-term borrowings are advances with provisions that allow the FHLB, at their option, to terminate the advances at quarterly intervals for specified periods ranging from three to five years beyond the advance dates. Advances that may be terminated by the FHLB with corresponding early termination date, are as follows (dollars in thousands):

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2009	$500,000
2010	250,000
2011	50,000
2012	-
2013	-

Total	$800,000

UCB also has recorded secured borrowings as of December 31, 2007, related to loan transactions that did not qualify for sales treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. There were no short-term secured borrowings at December 31, 2008. The short-term secured borrowings amounted to $2.9 million at December 31, 2007.

The future contractual payments due on borrowings as of December 31, 2008, are as follows (dollars in thousands):

2009	$593,798
2010	425,135
2011	56,704
2012	119
2013	175,126
2014 and thereafter	630,678

Total	$1,881,560

On March 12, 2009, the Federal Home Loan Bank of San Francisco temporarily suspended the Company’s $56 million unsecured Fed Fund line, due to the Company being on Moody’s negative watch list.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

On December 28, 2006, UCBH issued $25.8 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VI. The junior subordinated debentures bear interest at a fixed rate of 6.73% until January 28, 2012, after which date the rate will automatically convert to a floating rate equal to the three month LIBOR plus 1.65% and will adjust quarterly until maturity. The junior subordinated debentures will mature on January 30, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after January 30, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole at anytime upon certain events.

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

On April 30, 2007, UCBH issued $41.2 million in junior subordinated debentures to a newly formed Delaware trust subsidiary, UCBH Capital Trust VIII. The junior subordinated debentures bear interest at a fixed rate of 6.59% until July 1, 2012, after which date the rate will automatically convert to a floating rate equal to the three month London Interbank offered Rate (“LIBOR”) plus 1.52% and will adjust quarterly until maturity. The junior subordinated debentures will mature on July 1, 2037, but may be redeemed by UCBH at its option in whole or in part at anytime on or after July 1, 2012. Additionally, UCBH may redeem the junior subordinated debentures at its option in whole or part at anytime upon certain events.

On June 21, 2007, UCB issued $50.0 million aggregate principal amount of junior subordinated debentures due September 15, 2022. The debentures were issued pursuant to Floating Rate Junior Subordinated Debentures (the “Debentures”), dated June 21, 2007 between UCB, as issuer, and Wilmington Trust Company, as Trustee. The Debentures bear interest at a variable rate per annum equal to the 3-month LIBOR plus 1.34%. UCB has the right (subject to the receipt of prior written approval by the FDIC, if then required under applicable regulations of the FDIC) to redeem the Debentures, in whole or in part, but in all cases in a principal amount with integral multiples of $1,000, on any interest payment date on or after the interest payment date in June 2012 at the redemption price.

Under applicable regulatory guidelines, the Debentures qualify as Tier 2 capital. The Debentures have not been registered under the Securities Act. The Debentures are subordinated to claims of depositors and all other creditors of UCB, are unsecured and are ineligible as collateral for a loan by UCB.

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

Interest expense related to the Capital Securities was $18.4 million, $19.6 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The outstanding Capital Securities issued by each special purpose trust, the junior subordinated debentures issued by UCBH to each trust, and other subordinated debentures as of December 31, 2008 and 2007, were as follows (dollars in thousands):

		2008		2007
		Capital	Debenture	Capital	Debenture	Earliest	Stated	Annualized	Current	Rate	Payable
	Issuance	Securities	Principal	Securities	Principal	Redemption	Maturity	Coupon	Interest	Change	Distribution
Description	Date	Amount	Balance	Amount	Balance	Date	Date	Rate	Rate	Date	Dates

UCBH Capital Trust I	11/28/01	6,000	6,186	6,000	6,186	12/8/06	12/8/31	6-month LIBOR + 3.80%	6.07%	12/8/08	6/8, 12/8
UCBH Holdings Statutory Trust I	3/26/02	10,000	10,310	10,000	10,310	3/26/07	3/26/32	3-month LIBOR + 3.60%	5.07%	12/26/08	3/26, 6/26, 9/26, 12/26
UCBH Holdings Statutory Trust II	9/26/02	25,000	25,774	25,000	25,774	9/26/07	9/26/32	3-month LIBOR + 3.40%	4.87%	12/26/08	3/26, 6/26, 9/26, 12/26
UCBH Capital Trust II	10/15/02	20,000	20,619	20,000	20,619	11/7/07	11/7/32	3-month LIBOR + 3.45%	5.96%	11/7/08	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust III	10/15/02	18,000	18,557	18,000	18,557	11/7/07	11/7/32	3-month LIBOR + 3.66%	6.17%	11/7/08	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust IV	10/29/02	27,000	27,836	27,000	27,836	11/7/07	11/7/32	3-month LIBOR + 3.45%	5.60%	11/7/08	2/7, 5/7, 8/7, 11/7
UCBH Capital Trust V	9/22/05	40,000	41,238	40,000	41,238	11/23/10	11/23/35	5.82% until 11/23/10, 3-month LIBOR + 1.38% thereafter	5.82%	N/A	2/23, 5/23, 8/23, 11/23
UCBH Capital Trust VI	12/28/06	25,000	25,774	25,000	25,774	1/30/12	1/30/37	6.73% until 1/28/12, 3-month LIBOR + 1.65% thereafter	6.73%	N/A	1/30, 4/30, 7/30, 10/30
UCBH Capital Trust VII	12/15/06	50,000	51,547	50,000	51,547	12/15/11	12/15/36	6.51% until 12/15/11, 3-month LIBOR + 1.67% thereafter	6.51%	N/A	3/15, 6/15, 9/15, 12/15
Summit Bank Corporation Capital Trust I	9/30/03	12,318	12,380	12,318	12,536	9/30/08	9/30/33	8.46% until 9/30/08, 3-month LIBOR + 3.10% thereafter	4.57%	9/30/08	3/30, 6/30, 9/30, 12/30
UCBH Capital Trust VIII	4/30/07	40,000	41,238	40,000	41,238	7/1/12	7/1/37	6.59% until 7/1/12, 3-month LIBOR + 1.52% thereafter	6.59%	N/A	1/1, 4/1, 7/1, 10/1

Total trust balance		$273,318	$281,459	$273,318	$281,615
UCB Subordinated Debt, PRESTL XXVI	6/21/07		50,000		50,000	6/21/12	9/15/22	3-month LIBOR + 1.34%	3.34%	12/15/08	3/15, 6/15, 9/15, 12/15
UCB Subordinated Debt (US Bank)	9/28/07		75,000		75,000	N/A	9/30/17	3-month LIBOR + 1.50%	3.00%	12/31/08	3/31, 6/30, 9/30, 12/31

Total subordinated debt			$406,459		$406,615

Each of the eleven special purpose trusts represents a variable interest entity (“VIE”). FIN 46R requires an entity to consolidate a VIE if such entity has a variable interest that will absorb a majority of the VIE’s expected losses, receive a majority of the variability of the VIE’s expected residual interests, or both. The entity designated as the primary beneficiary is required to consolidate a VIE. The special purpose trusts are

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

excluded from the consolidated results of operations and financial condition of the Company, as the Company is not considered to be the primary beneficiary of these trusts.

The Company’s total assets and maximum exposure to loss associated with non-consolidated VIE’s in which the Company had variable interests at December 31, 2008, amounted to approximately $285.2 million and $8.5 million, respectively.

19.	8.5% Non-Cumulative Perpetual Convertible Series B Preferred Stock

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

The Series B Preferred Stock will rank, as to payment of dividends and distributions of assets upon UCBH’s liquidation, dissolution, or winding up, senior to UCBH’s Series A Participating Preferred Stock (“Series A Preferred”) and common stock. Shares of Series A Preferred are subject to rights, preferences and privileges set forth in the Company’s Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock and may be issued in accordance with the Rights Agreement, dated as of January 28, 2003, between UCBH and Mellon Investor Services LLC, as Rights Agent, as amended on March 5, 2008. As of the filing of this Annual Report on Form 10-K, no shares of Series A Preferred have been issued.

UCBH’s Series B Preferred Stock is recorded as equity in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 23 for the effect of UCBH’s Series B Preferred Stock on earnings per share.

20.	Fixed Rate Cumulative Preferred Stock, Series C

On November 14, 2008, UCBH issued to the U.S. Treasury, in exchange for aggregate consideration of $298.7 million, (i) 298,737 shares of UCBH’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, having a par value of $0.01 per share and a liquidation preference of $1,000 per share (the “Series C Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 7,847,732 shares of UCBH’s common stock, par value $0.01 per share, at an exercise price of $5.71 per share, subject to certain anti-dilution and other adjustments.

The rights, preferences and privileges of the Series C Preferred Stock are set forth in the Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (the “Certificate of

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Designations”). The Series C Preferred Stock will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, but will only be paid when, as and if declared by UCBH’s Board of Directors out of legally available funds. The Series C Preferred Stock can not be redeemed during the first three years after issuance except with the proceeds from a “Qualified Equity Offering” (as defined in the Certificate of Designations). Thereafter, UCBH may elect to redeem the Series C Preferred stock at the original purchase price plus accrued unpaid dividends, if any. The Series C Preferred Stock ranks pari passu with UCBH’s Series B Preferred Stock in terms of dividend payments and distribution upon liquidation, dissolution and winding up of UCBH.

The Series C Preferred Stock was issued pursuant to a Letter Agreement incorporating the terms of the Securities Purchase Agreement - Standard Terms, between UCBH and the Treasury, dated November 14, 2008 (the “Purchase Agreement”). The Purchase Agreement contains limitations on the payment of dividends on UCBH’s common stock, including paying a quarterly cash dividend in excess of the existing dividend amount, and on UCBH’s ability to repurchase its capital stock or other equity securities or trust preferred stock. The Purchase Agreement grants the holders of the Series C Preferred Stock, the Warrant and the common stock to be issued under the Warrant certain registration rights.

The Warrant provides for anti-dilution adjustment of the exercise price and the number of shares of UCBH’s common stock issuable upon its exercise, including, for example in the event of stock splits or distributions of securities or other assets to holders of UCBH’s common stock, and upon certain issuances of UCBH’s common stock at or below a specified price relative to the market price. In the event of a Qualified Equity Offering prior to December 31, 2009, the number of shares of UCBH’s common stock issuable pursuant to the Treasury’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. The Warrant expires ten years after its date of issuance. As of December 31, 2008, the Warrant to purchase 7,847,732 shares of UCBH’s common stock was still outstanding.

Since the Warrant was issued in connection with the issuance of Series C Preferred Stock, the proceeds from the issuance must be allocated between the Preferred Stock and the Warrant. This allocation was based on the relative fair value of the two instruments at the date of issuance.

The valuation of the Series C Preferred Stock and the Warrant was performed internally. The key assumptions used in the valuation of the Series C Preferred Stock were the pricing and discount rate used. The Series C Preferred Stock was priced as a coupon bond with a life of ten years. The discount rate was based on the market yield with similar structure and credit rating of the Series C Preferred Stock. The Series C Preferred Stock was determined to have a fair value of $184.9 million. The key assumptions used for the Warrant were the pricing via the Binomial Tree approach, implied volatility and projected dividend. The Warrant was determined to have a fair value of $21.8 million. Using these fair value amounts, the initial value recorded for the Series C Preferred Stock was $267.0 million and the initial value of the Warrant was $31.5 million.

At some point in the future, the Series C Preferred Stock will be repurchased for the TARP contribution value. As a result, the difference between the allocated value of the Series C Preferred Stock and the ultimate repurchase value needs to be accreted as a reduction to retained earnings over the period until the repurchase is projected to take place. For the year ended December 31, 2008, the accretion was $880,000. The value of the Warrant will remain at its allocated value until exercised.

The issuance and sale of the Series C Preferred Stock and the Warrant is exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act. Both the Series C Preferred Stock and Warrant will be accounted for as components of Tier 1 capital.

Under the terms of the Purchase Agreement, UCBH amended certain employment and change in control agreements to the extent necessary to be in compliance with the executive compensation and corporate

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

governance requirements of Section 111(b) of the Emergency Economic Stabilization Act of 2008. The applicable executive compensation requirements apply to the compensation of UCBH’s Chairman, President and Chief Executive Officer, Chief Financial Officer and three other most highly compensated senior executive officers. Consistent with its obligations under the Purchase Agreement, on November 14, 2008, UCBH entered into amendments to its compensation arrangements with each of these five senior executive officers, among other things, to prevent the payment of golden parachute payments to such executives. Each of these requirements applies during the period that the Treasury owns any securities acquired pursuant to the Purchase Agreement or the Warrant.

21.	Stockholders’ Equity

The changes in shares of Series B Preferred Stock, Series C Preferred Stock and Common Stock issued and outstanding for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Series B	Series C
	Preferred Stock	Preferred Stock	Common Stock

Shares issued and outstanding at December 31, 2005	-	-	94,037,878
Stock options exercised	-	-	585,442
Shares issued in connection with acquisition of Summit Bank Corporation	-	-	4,824,861

Shares issued and outstanding at December 31, 2006	-	-	99,448,181
Stock options exercised	-	-	1,238,227
Shares issued in connection with acquisition of CAB Holding, LLC	-	-	3,711,580

Shares issued and outstanding at December 31, 2007	-	-	104,397,988
Stock options exercised	-	-	689,574
Stock issued to China Minsheng Banking Corp., Ltd.	-	-	11,545,986
Issuance of series B preferred stock	135,000	-	-
Issuance of series C preferred stock	-	298,737	-
Conversion of preferred stock to common stock	(2,765)	-	652,891

Shares issued and outstanding at December 31, 2008	132,235	298,737	117,286,439

See Notes 19 and 20 for terms and conditions of preferred stock.

22.	Minimum Regulatory Capital Requirements

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Management believes, as of December 31, 2008 and 2007, that the Company and UCB meet all capital adequacy requirements to which they are subject.

As of December 31, 2008 and 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized UCB as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, UCB must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed UCB’s category. The Company’s and UCB’s actual capital amounts and ratios as of December 31, 2008 and 2007, are also presented in the following table (dollars in thousands):

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008 (1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$1,524,389	15.29%	$797,696	8.00%	N/A	N/A
United Commercial Bank	1,417,013	14.24	796,175	8.00	$995,219	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$1,273,386	12.77%	$398,848	4.00%	N/A	N/A
United Commercial Bank	1,166,244	11.72	398,088	4.00	$597,132	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$1,273,386	9.89%	$515,239	4.00%	N/A	N/A
United Commercial Bank	1,166,244	9.06	514,765	4.00	$643,546	5.00%
As of December 31, 2007 (1)
Total capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$1,007,579	10.76%	$749,233	8.00%	N/A	N/A
United Commercial Bank	1,009,671	10.80	748,026	8.00	$935,032	10.00%
Tier 1 capital to risk-weighted assets:
UCBH Holdings, Inc. and subsidiaries	$797,111	8.51%	$374,617	4.00%	N/A	N/A
United Commercial Bank	799,203	8.55	374,013	4.00	$561,019	6.00%
Tier 1 capital to average assets:
UCBH Holdings, Inc. and subsidiaries	$797,111	7.39%	$431,179	4.00%	N/A	N/A
United Commercial Bank	799,203	7.42	430,792	4.00	$538,490	5.00%

(1)	Amounts reflect the effects of the acquisitions of CAB Holding, LLC at May 23, 2007, and Business Development Bank Ltd. at December 11, 2007.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The reconciliation of capital under GAAP with regulatory capital at December 31, 2008 and 2007, was as follows (dollars in thousands):

	Tier 1 Capital		Risk-Based Capital
	UCBH		UCBH
	Holdings, Inc.	United	Holdings, Inc.	United
	and	Commercial	and	Commercial
	Subsidiaries	Bank	Subsidiaries	Bank

As of December 31, 2008:
GAAP capital	$1,428,055	$1,593,913	$1,428,055	$1,593,913
Nonallowable components:
Unrealized losses on securities available for sale	21,193	21,193	21,193	21,193
Goodwill and other disallowed intangibles	(448,862)	(448,862)	(448,862)	(448,862)
Mortgage servicing rights - excess	-	-	-	-
Additional capital components:
Qualifying trust preferred securities	273,000	-	273,000	-
Qualifying subordinated debt	-	-	125,000	125,000
Allowance for loan losses - limited to 1.25% of risk-based assets	-	-	126,003	125,769

Regulatory capital	$1,273,386	$1,166,244	$1,524,389	$1,417,013

As of December 31, 2007:
GAAP capital	$967,103	$1,242,351	$967,103	$1,242,351
Nonallowable components:
Unrealized losses on securities available for sale	15,983	15,983	15,983	15,983
Goodwill and other disallowed intangibles	(459,131)	(459,131)	(459,131)	(459,131)
Mortgage servicing rights - excess	-	-	-	-
Additional capital components:
Qualifying trust preferred securities	273,156	-	273,156	-
Qualifying subordinated debt	-	-	125,000	125,000
Allowance for loan losses - limited to 1.25% of risk-based assets	-	-	85,468	85,468

Regulatory capital	$797,111	$799,203	$1,007,579	$1,009,671

Dividends declared by UCB in any calendar year may not, without the approval of the appropriate regulator, exceed its net earnings for that year combined with its net earnings less dividends paid for the preceding two years. At December 31, 2008, UCB had approximately $107.7 million available for the payment of dividends under the foregoing restrictions. Following its initial public offering in 1998, UCBH commenced paying dividends in 2000. For the year ended December 31, 2008, UCBH declared cash dividends totaling $0.16 per share of common stock and $43.44 per share of Series B Preferred Stock. For each of the years ended December 31, 2007 and 2006, UCBH declared cash dividends totaling $0.12 per share of common stock.

UCB’s wholly owned subsidiaries, UCB China Ltd and UCB Investment Services, are both subject to regulatory capital requirements. As of December 31, 2008, both subsidiaries met or exceeded such requirements.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

23.	Earnings Per Share

The reconciliation of the numerators and denominators of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands, except shares and per share amounts):

	Income (Loss)	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Year ended December 31, 2008:
Net income (loss) - basic	$(67,739)	109,700,953
Preferred stock dividends (1)	(8,677)	-

Net loss available to common stockholders	(76,416)	109,700,953	$(0.70)
Effect of stock options	-	-
Effect of convertible preferred stock	-	-

Net income (loss) - diluted	$(76,416)	109,700,953	$(0.70)

Year ended December 31, 2007:
Net income - basic	$102,308	102,372,008	$1.00
Effect of stock options	-	2,978,694

Net income - diluted	$102,308	105,350,702	$0.97

Year ended December 31, 2006:
Net income - basic	$100,877	94,457,063	$1.07
Effect of stock options	-	3,571,914

Net income - diluted	$100,877	98,028,977	$1.03

(1)	Includes accretion of Series C Preferred Stock of $880,000.

For the year ended December 31, 2008, 572,000 and 17.6 million average dilutive potential common shares associated with stock options and the convertible Series B Preferred Stock, respectively, were excluded from the diluted share count because the result would have been antidilutive.

The antidilutive outstanding stock options of 11,126,142, 7,579,231, and 6,679,700 shares of UCBH common stock for the years ended December 31, 2008, 2007 and 2006, respectively, and antidilutive stock warrants of 7,847,732 shares for the year ended December 31, 2008, were excluded from the computation of diluted earnings per share as a result of the stock options’ and warrants’ exercise price being greater than the average market price of UCBH common stock for the period. The stock options and warrants of UCBH common stock are considered antidilutive if assumed proceeds per share exceed the average market price of UCBH’s common stock during the relevant periods. Assumed proceeds include proceeds from the exercise of stock options and warrants of UCBH common stock, as well as unrecognized compensation and certain deferred tax benefits related to stock options.

24.	Employee Benefit Plans

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The adoption of SFAS No. 123(R) increased loss before income tax expense for the year ended December 31, 2008, by approximately $6.5 million, and increased net loss for the same period by approximately $4.9 million. The adoption of SFAS No. 123(R) reduced income before income tax expense for the years ended December 31, 2007 and 2006, by approximately $4.1 million and $2.2 million, respectively, and reduced net income for the same periods by approximately $3.4 million and $1.9 million, respectively. Basic and diluted earnings per share were reduced by $0.04 for the year ended December 31, 2008, as a result of the amounts expensed. In addition, as of December 31, 2008, total unrecognized compensation cost related to nonvested stock option awards was approximately $8.0 million and the related weighted-average period over which it is expected to be recognized was approximately 1.58 years. Further, for the years ended December 31, 2008, 2007 and 2006, the total income tax benefit related to nonqualified stock option grants recognized in the statement of operations was approximately $1.6 million, $622,000 and $287,000, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. However, for the year ended December 31, 2008, there were no such excess tax benefits.

In estimating the fair value of each stock option award on their respective grant dates, we use the Black-Scholes pricing model. The following are the average assumptions that were incorporated in the model for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Dividend yield	1.54%	0.58%	0.61%
Volatility	32.90%	29.21%	29.88%
Risk-free interest rate	3.44%	4.76%	4.72%
Expected lives (years)	8.51	7.87	7.47

The expected life of the options is based on the historical life of options that have been exercised and cancelled after vesting date and a forecasted assumption that unexercised options will be exercised at expiration. The expected stock price volatility is estimated using the historical volatility of UCBH’s common stock. The historical volatility covers a period that corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that UCBH expects to pay over the expected life of the options as a percentage of the market value of UCBH’s stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the U.S. Treasury yield curve in effect as of the grant date.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In addition to the above assumptions, UCBH uses a forfeiture rate based on historical data of UCBH’s actual experience to total grants awarded.

The stock option activity for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands, except weighted average exercise price):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding at December 31, 2005	14,436,020	$12.23	6.67	$81,522
Granted	1,153,000	17.77
Exercised	(585,442)	7.48
Expired	(121,500)	18.16
Forfeited	(47,683)	18.66

Options outstanding at December 31, 2006	14,834,395	$12.78	5.82	$70,878
Granted	754,400	17.49
Exercised	(1,238,227)	8.63
Expired	(212,930)	18.18
Forfeited	(241,700)	20.95

Options outstanding at December 31, 2007	13,895,938	$13.18	5.38	$47,713
Granted	2,099,000	10.79
Exercised	(689,574)	2.11
Expired	(451,803)	16.53
Forfeited	(166,263)	14.35

Options outstanding at December 31, 2008	14,687,298	$13.24	5.21	$6,868

Options exercisable:
December 31, 2008	12,022,400	$13.42	4.38	$5,532
December 31, 2007	12,588,178	12.73	5.02	47,713
December 31, 2006	13,691,898	12.37	5.53	71,049

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006, was $1.5 million, $10.6 million and $4.4 million, respectively. The annual tax benefit realized for the tax deductions from option exercises totaled $1.6 million, $5.1 million and $2.0 million, respectively for the years ended December 31, 2008, 2007 and 2006.

The Company has a policy of issuing new shares from the pool of unissued shares allocated to the Plan to satisfy share option exercises. As of December 31, 2008, there were 2,088,715 unissued shares allocated to the Plan.

The weighted-average grant date fair value of options granted, total intrinsic value of options exercised and total fair value of vested options, were as follows (dollars in thousands, except weighted average exercise price):

	Weighted
	Average Fair	Total Intrinsic
	Value of	Value of	Total Fair
	Options	Options	Value of
	Granted	Exercised	Vested Options

Year Ended December 31, 2008	$4.27	$4,604	$4,055
Year Ended December 31, 2007	7.23	12,591	2,710
Year Ended December 31, 2006	7.21	6,204	290

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The range of exercise prices for options outstanding at December 31, 2008, is as follows:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Exercise	Remaining	Options	Exercise
Exercise Price	Outstanding	Price	Life	Exercisable	Price

$1.88-$1.99	516,664	$1.88	0.29	516,664	$1.88
$2.00-$5.99	565,996	3.78	8.00	116,496	2.93
$6.00-$6.99	3,462,962	6.15	2.43	3,408,462	6.15
$7.00-$8.99	340,608	7.18	4.58	256,608	7.20
$9.00-$10.99	518,334	10.11	3.85	518,334	10.11
$11.00-$12.99	1,666,633	13.13	8.39	279,633	12.47
$13.00-$15.99	312,164	15.09	5.47	283,665	15.03
$16.00-$18.09	1,940,103	17.32	7.06	1,335,435	17.25
$18.10-$19.99	4,812,634	18.83	5.61	4,755,903	18.83
$20.00-$21.99	551,200	21.05	6.06	551,200	21.05

Total/Average	14,687,298	$13.24	5.21	12,022,400	$13.42

United Commercial Bank Savings Plus Plan

UCB has a 401(k) tax deferred savings plus plan (the “401(k) Plan”) under which eligible employees may elect to defer a portion of their salary (up to 50%) as a contribution to the 401(k) Plan. UCB matches the employees’ contributions at a rate set by UCB’s Board of Directors. Effective April 1, 2008, the 401(k) Plan changed the employer matching contribution to 100% of each employee’s deferral contributions, not to exceed 5% of each employee’s compensation for the year. The 401(k) Plan previously provided for employer contributions of 50% of employee contributions for all employees for the years ended December 31, 2007 and 2006, with a maximum contribution limit of $2,000 per participant. Also effective April 1, 2008, the employer matching contributions vesting schedule changed from a 5-year graded vesting schedule to an immediate vesting schedule. In addition, employees who were actively employed on April 1, 2008, became 100% vested at all times in all current account balances in the 401(k) Plan. For the years ended December 31, 2008, 2007 and 2006, UCB contributed $3.7 million, $2.1 million and $1.6 million, respectively, to the 401(k) Plan.

In connection with the CAB and Summit acquisitions, former CAB and Summit employees, who were eligible to participate, were able to enroll in the 401(k) Plan on October 1, 2007, and July 1, 2007, respectively. In connection with the Pacifica and AABT acquisitions, former Pacifica and AABT employees, who were eligible to participate, were able to enroll in the 401(k) Plan on July 1, 2006.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

25.	Federal and State Taxes on Income

The components of income tax expense (benefit) by jurisdiction for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

	2008	2007	2006

Current tax expense (benefit):
Federal	$(19,234)	$41,042	$47,264
State	(451)	9,101	4,188
Foreign	2,475	1,148	550

Total current tax expense (benefit)	(17,210)	51,291	52,002

Deferred tax expense (benefit):
Federal	(32,176)	2,086	(981)
State	(16,847)	(383)	(84)
Foreign	(278)	(46)	-

Total deferred tax expense (benefit)	(49,301)	1,657	(1,065)

Income tax expense (benefit)	$(66,511)	$52,948	$50,937

The components of deferred tax assets (liabilities) at December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Deferred tax assets:
Loan and OREO loss allowances	$53,157	$25,293
Market value adjustments on certain securities	19,753	4,892
Unrealized losses on available for sale securities	13,297	9,825
State taxes	11,682	2,052
Compensation and benefits	5,580	4,021
Fixed asset basis differences	4,383	967
Net operating loss carryforwards	537	1,193
Other	4,650	2,262

Total deferred tax assets	113,039	50,505

Deferred tax liabilities:
Deferred loan fees	(18,063)	(8,564)
FHLB dividends	(5,902)	(5,685)
Purchase accounting adjustments	(27,615)	(28,134)
Other	(5,198)	(5,298)

Total deferred tax liabilities	(56,778)	(47,681)

Net deferred tax assets	$56,261	$2,824

Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences at

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

December 31, 2008, 2007 and 2006, and therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2008, 2007 and 2006. The components for deferred tax assets (liabilities) by jurisdiction at December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Net deferred assets (liabilities):
Federal income tax	$39,617	$3,969
State income and franchise tax	16,644	(1,145)

Net deferred tax assets	$56,261	$2,824

The tax loss generated in 2008 will be carried back to 2006 and fully utilized. The income tax benefit related to federal net operating loss carryforwards by year of expiration as of December 31, 2008 and 2007, are as follows (dollars in thousands):

	2008	2007

2008	$-	$790
2009	53	53
2010	276	645
2011	94	94
2012	-	-
2013	118	118
2027	-	551

Total	$541	$2,251

The income tax benefit related to California State net operating loss carryforwards by year of expiration as of December 31, 2008, are as follows (dollars in thousands):

2029	$5,936

Total	$5,936

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

The reconciliation of the statutory income tax rate to the consolidated effective income tax rate for the years ended December 31, 2008, 2007 and 2006, was as follows:

	2008	2007	2006

Statutory federal rate	35.0%	35.0%	35.0%
State taxes net of federal effect	8.4%	3.6%	1.7%
Foreign currency remeasurement	1.0%	0.0%	0.0%
Low income housing credits	3.1%	(2.1)%	(1.3)%
Stock based compensation	(0.7)%	0.6%	0.1%
Nondeductible/nontaxable items	0.9%	(0.1)%	0.1%
Tax exempt income	4.9%	(2.6)%	(2.1)%
Other	(3.1)%	(0.3)%	0.1%

	49.5%	34.1%	33.6%

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Company and its subsidiaries file a federal consolidated return for the U.S. federal tax jurisdiction and a combined report in the State of California jurisdiction as well as various other states and foreign jurisdictions. The Company is no longer subject to U.S. federal, Georgia or New York income tax examinations by tax authorities for years before 2005 and for California for years before 2004. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	2008	2007

Balance at beginning of year	$3,385	$2,226
Additions based on tax positions related to the current year
Increase to the Reserve for California tax exposure	4,017	1,715
Increase for Reserve for Purchase Accounting exposure	2,642	88
Reductions for tax positions of prior years:
Lapse of applicable statute of limitations	(90)	(40)
Federal Tax impact of state tax reserves	(1,603)	(604)

Balance at end of year	$8,351	$3,385

The Company expects a decrease of approximately $1,800,000 to $2,560,000 in unrecognized tax benefits for tax positions during the 12 months following December 31, 2008. This expected reduction regards the Company’s claims for income tax refund from California. These claims for refund primarily relate to the California bad debt deduction under the reserve method in the Company’s 2001 tax year. The bad debt deduction claim is now with the Appeals Division California Franchise Tax Board (“FTB”) and is expected to be settled before December 31, 2009. The remaining claim is for additional net interest deduction (“NID”) for lenders for the Company’s 2001 through 2003 tax years. The FTB is in the process of auditing these claims, and the Company expects settlement before December 31, 2009.

The Company recognized approximately $950,000, $134,000 and $77,000 of interest expense and none for penalties related to uncertain tax positions during the years ended December 31, 2008, 2007 and 2006, respectively. The Company had approximately $1,434,000, $484,000 and $350,000 for the payment of interest related to uncertain tax positions accrued as of December 31, 2008, 2007 and 2006, respectively.

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

26.	Concentration of Credit Risk

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

At December 31, 2008, UCB had approximately 64.5% of its loans held in portfolio collateralized by properties located in California. Additionally, UCB had 42.6% of its loans held in portfolio in commercial nonresidential and multifamily real estate loans. No borrower, obligor, or industry accounted for more than 2.0% of loans held in portfolio. At December 31, 2008, mortgage-backed securities were 53.2% of UCB’s investment portfolio. At December 31, 2008, UCB had 51.4% and 24.4% of its customer deposits located in Northern and Southern California, respectively. One state government entity contributed 4.5% and brokered

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

deposits contributed 13.5% of total deposits at December 31, 2008. No other customer accounted for more than 2.0% of deposits.

27.	Related Party Transactions

Several members of the Board of Directors and executive officers of the Company have deposits with UCB that are made in the ordinary course of business with the same terms and conditions, including interest rates, as those prevailing at the same time for comparable transactions with other customers. The total deposits for these related parties were $1.2 million and $1.1 million at December 31, 2008 and 2007, respectively. Additionally, UCB has adopted a policy that prohibits loans or extensions of credit to members of the Board of Directors and affiliated persons of the Company, and their related interests.

28.	Derivative Financial Instruments and Financial Instruments with Off-Balance-Sheet Risk

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

The contractual or notional amounts of derivative financial instruments and financial instruments with off-balance-sheet credit risk as of December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008	2007

Commitments to extend credit:
Consumer (including residential mortgage)	$137,617	$101,978
Commercial (excluding construction)	1,359,196	1,488,733
Construction	692,531	1,101,515
Letters of credit and acceptances	243,679	183,792
Foreign exchange contracts receivable (1)	(550,405)	(806,310)
Foreign exchange contracts payable (1)	550,405	806,380
Put options to buy (1)	5,405	7,600
Put options to sell (1)	(5,405)	(7,600)
Interest rate floor contract (1)	25,000	25,000
Unfunded investment commitments	3,326	6,996
Other	3,083	1,928

Total	$2,464,432	$2,910,012

(1)	Notional amounts.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Interest-rate caps are interest rate protection instruments that involve the payment from the seller to the buyer of an interest differential. This differential represents the difference between current interest rates and an agreed upon rate applied to a notional principal amount. Entering into interest-rate cap agreements involves the risk of dealing with counterparties and their ability to meet the terms of the contracts. Notional principal amounts often are used to express the volume of these transactions, but the amounts potentially subject to credit risk are much smaller. UCB may be a purchaser of interest-rate caps and swaps. With the acquisition of Summit, UCB acquired a five-year interest rate floor contract with a fair value of $93,000. The notional value of the interest rate floor was $25.0 million. UCB had no other derivative transactions designated as a hedge according to the relevant accounting criteria as of December 31, 2008 and 2007.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

29.	Commitments and Contingent Liabilities

Lease Commitments

The Company leases various premises and equipment under noncancelable operating leases, many of which contain renewal options and some of which contain escalation clauses. Future minimum rental payments due each year under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2008, are as follows (dollars in thousands):

2009	$11,214
2010	10,990
2011	9,131
2012	7,621
2013	6,411
2014 and thereafter	15,132

Total	$60,499

Rent expense was approximately $16.8 million, $14.6 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Contingent Liabilities

The Company is subject to pending or threatened actions and proceedings arising in the normal course of business. In the opinion of management, the ultimate disposition of all pending or threatened actions and proceedings will not have a material adverse effect on the Company’s results of operations or financial condition.

30.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instrument, requires all entities to estimate the fair value of all financial instrument assets, liabilities and off-balance-sheet transactions. Fair values are point-in-time estimates that can change significantly based on numerous factors. Accordingly, management cannot provide any assurance that the estimated fair values presented below could actually be realized. The fair value estimates for financial instruments were determined as of December 31, 2008 and 2007, by application of the described methods and significant assumptions.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The carrying value and estimated fair value of principal financial instruments at December 31, 2008 and 2007, were as follows (dollars in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and due from banks	$578,207	$578,207	$319,399	$319,399
Federal funds sold	30,000	30,000	26,028	26,028
Securities purchased under agreements to resell	150,000	150,479	150,000	164,884
Investments and mortgage-backed securities available for sale	2,962,093	2,962,093	2,188,355	2,188,355
Investments and mortgage-backed securities held to maturity	281,793	285,544	271,485	276,286
Federal Home Loan Bank stock and other equity investments	149,330	149,016	138,877	139,566
Loans held for sale, net	-	-	177,137	179,236
Loans held in portfolio, net	8,440,248	7,595,513	7,832,150	7,838,420
Accrued interest receivable	70,835	70,835	61,111	61,111
Mortgage servicing rights, net	10,988	12,561	12,783	17,124
Customers’ liability on acceptances	22,772	22,772	35,368	35,368
Financial liabilities:
Noninterest bearing deposits	784,583	784,583	860,338	860,338
Interest bearing deposits	8,182,865	8,193,909	6,920,902	6,930,105
Securities sold under agreements to repurchase	700,000	766,629	650,000	661,411
Short-term borrowings and federal funds purchased	335,225	337,332	492,532	492,532
Subordinated debentures	406,459	304,733	406,615	397,715
Long-term borrowings	1,546,335	1,598,797	1,372,190	1,400,507
Accrued interest payable	31,889	31,889	28,169	28,169
Acceptances outstanding	22,772	22,772	35,368	35,368
Other liabilities	5,773	5,773	10,986	10,986
Derivatives:
Foreign exchange contracts receivable	1,056	1,056	3,044	3,044
Foreign exchange contracts payable	(3,012)	(3,012)	(2,523)	(2,523)
Put option to buy	9	9	332	332
Put option to sell	(9)	(9)	(332)	(332)
Interest rate floor contract	1,213	1,213	382	382

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Due from Banks and Federal Funds Sold

For cash and due from banks and federal funds sold the carrying amount is a reasonable estimate of fair value.

Securities Purchased Under Agreements to Resell

The fair value of securities purchased under agreements to resell with original maturities of 90 days or less approximates the carrying value due to the short-term nature of these instruments. The fair value of securities

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

purchased under agreements to resell with original maturities of greater than 90 days is estimated by discounting future cash flows using current market rates and takes into consideration the expected maturity or repricing dates and any call features.

Investment and Mortgage-Backed Securities

The fair value of investments and mortgage-backed securities equals quoted market price, if available. If a quoted market price is not available, the fair value is estimated using either quoted market prices for similar securities or based on valuations obtained from outside service providers, which generally have as inputs (as applicable) interest rate yield curves, forecasted credit default rates, prepayment rates and discount rates commensurate with the rates used by unrelated third parties. Also, the Company used its internal model on certain securities due to no identical securities in active markets and observable market inputs not readily available. See Note 35, Fair Values of Financial Assets and Liabilities, for methodology and valuation hierarchy on AFS investments and mortgage-backed securities fair valued on a recurring basis.

Federal Home Loan Bank Stock and Other Equity Investments

The fair value of Federal Home Loan Bank stock approximates the carrying value, which is based on the redemption provisions of the Federal Home Loan Bank. The carrying amount of other equity investments is a reasonable estimate of fair value. These investments are reviewed each quarter for possible impairment with any other-than-temporary amounts charged to current earnings.

Loans Held for Sale

The fair value of commercial real estate loans and multifamily loans held for sale is estimated based on recent market loan sale pricing of like sales, prevailing market interest rates, as well as weighted average maturity, weighted average life, and conditional prepayment rates. SBA loans held for sale fair value is estimated based on recent historical loan sales.

Loans Held in Portfolio

The fair value of the loans held in portfolio was based on the present value of the expected cash flows from the portfolio. The projected cash flows was based on the contractual terms of the loans, adjusted for prepayments and use of a discount rate based on the relative risk of the cash flows, taking into account the loan type, maturity of the loan, liquidity risk, servicing costs, and a required return on debt and capital. In addition, an incremental liquidity discount was applied to certain loans using historical sales of loans during periods of similar economic conditions as a benchmark. Finally, the allowance for loan losses was considered a reasonable adjustment for credit risk for the entire portfolio.

See Note 35, Fair Values of Financial Assets and Liabilities, for measurement and valuation hierarchy for Impaired Loans.

Accrued Interest Receivable

For accrued interest receivable, the carrying amount is a reasonable estimate of fair value.

Mortgage Servicing Rights

The fair value of mortgage servicing rights is determined by calculating the present value of estimated future net servicing cash flows, using assumptions of prepayments, defaults, ancillary income, servicing costs and discount rates that UCB believes market participants would use for similar assets. See Note 35, Fair Value of Financial Assets and Liabilities, for valuation hierarchy and measurement.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deposits

For demand deposits, saving accounts and money market accounts, the carrying amount is a reasonable estimate of the fair value due to the short-term nature of these instruments. The fair value of the fixed maturity certificates of deposit was based on the discounted cash flow method taking into account the maturity for the time deposits by type and weighted interest rate. The cash flows were then discounted to present value using the current certificate of deposit market rates by fixed maturity type deemed consistent with a market participant.

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

Federal Home Loan Bank Advances and Other Short and Long Term Borrowings

The fair value of Federal Home Loan Bank Advances and other borrowings was based on the discounted cash flow approach. For the Federal Home Loan Bank Advances, the cash flows were projected based on scheduled payments and whether the advance was amortizing or a bullet advance. The cash flows were then discounted to present value using the interest rates on newly issued advances as of December 31, 2008. For other borrowings, the cash flows were projected based on scheduled payments. The cash flows were then discounted to present value using the Company’s Alternative Funds Rate as of December 31, 2008.

Subordinated Debentures

The fair value of the Company’s subordinated debentures was determined by developing quarterly cash flow data to maturity. The cash flows were then discounted using a rate developed from similar offerings offered in the twelve months prior to December 31, 2008.

Accrued Interest Payable

For accrued interest payable, the carrying amount is a reasonable estimate of fair value.

Other Assets and Liabilities

For customer liabilities on acceptances, acceptances outstanding and other liabilities, the carrying amount is a reasonable estimate of fair value.

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

31.	Supplemental Cash Flow Information

The supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006, was as follows (dollars in thousands):

	2008	2007	2006

Cash paid during the period for:
Interest	$357,566	$376,610	$262,645
Income taxes	3,514	59,096	56,618
Noncash investing and financing activities:
Stock warrants acquired with issuance of commercial loans	$-	$-	$(129)
Common stock issued for:
Acquisition of CAB Holding, LLC	-	66,146	-
Acquisition of Summit Bank Corporation	-	-	85,786
Acquisition of Business Development Bank Ltd.:
Fair value of assets acquired	-	274,031	-
Fair value of liabilities assumed	-	196,426	-
Acquisition of CAB Holding, LLC:
Fair value of assets acquired	-	453,453	-
Fair value of liabilities assumed	-	320,882	-
Acquisition of Summit Bank Corporation:
Fair value of assets acquired	-	-	934,482
Fair value of liabilities assumed	-	-	759,787
Transfer of loans from held for sale to held in portfolio	156,243	79,100	87,479
Transfer of loans to held for sale from held in portfolio	40,267	207,015	434,285
Transfer of other real estate owned to other assets from loans held in portfolio	55,218	1,585	244
Loan securitizations:
Loans originated in held in portfolio sold	254,489	579,331	176,143
Mortgage-backed securities acquired	(252,586)	(578,129)	(174,721)
Mortgage servicing rights acquired	(1,903)	(1,202)	(1,422)

32.	Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of its reportable segments. The Company has determined that its reportable segments are those that are based on the Company’s method of internal reporting. The Company has determined that it has two reportable segments, “Domestic Banking” and “Other”. “Other” segment consists of the Company’s Hong Kong operations, UCBIS, UCB China Ltd and UCB Asset Management, Inc. The “UCBH Holdings, Inc.” column consists of UCBH, which reflects the holding company activities. For the year ended December 31, 2008, “Domestic Banking” included the assets and net income of UCBSC. For the year ended December 31, 2007, “Domestic Banking” and “Other” segments were restated for comparative purposes. At December 31, 2007, UCBSC had total assets of $154.7 million and net income of $1.7 million. The adjustments between the reportable segments did not have any impact on the consolidated Company’s financial position or results of operations. The intersegment column consists of the UCBH and UCB elimination units, which reflects the elimination of intersegment transactions. Substantially all interest income was earned in the United States and in Hong Kong, China. The determination of interest income earned by country is impracticable and is not disclosed.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The segment information as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

				UCBH
	Domestic		Total	Holdings,
	Banking	Other	Segments	Inc.	Intersegment	Consolidated

Year ended December 31, 2008:
Total interest and dividend income	$660,642	$75,648	$736,290	$368	$(39,299)	$697,359
Total interest expense	(329,386)	(52,344)	(381,730)	(18,855)	39,299	(361,286)
Net interest income (expense)	331,256	23,304	354,560	(18,487)	-	336,073
Core deposit intangible impairment loss	(715)	(23)	(738)	-	-	(738)
Income tax benefit (expense)	58,584	(1,349)	57,235	9,276	-	66,511
Net income (loss)	(64,775)	10,522	(54,253)	(67,739)	54,253	(67,739)
As of December 31, 2008:
Loans held in portfolio	$7,656,338	$1,014,349	$8,670,687	$-	$-	$8,670,687
Goodwill	297,725	134,305	432,030	-	-	432,030
Core deposit intangible, net	16,572	260	16,832	-	-	16,832
Total assets	12,560,160	2,055,625	14,615,785	1,714,794	(2,827,222)	13,503,357
Total deposits	8,139,114	938,854	9,077,968	-	(110,520)	8,967,448
Year ended December 31, 2007:
Total interest and dividend income	$692,398	$71,608	$764,006	$3	$(57,661)	$706,348
Total interest expense	(362,330)	(58,774)	(421,104)	(20,317)	57,661	(383,760)
Net interest income (expense)	330,068	12,834	342,902	(20,314)	-	322,588
Core deposit intangible impairment loss	(363)	-	(363)	-	-	(363)
Income tax benefit (expense)	(61,726)	(927)	(62,653)	9,705	-	(52,948)
Net income (loss)	111,551	4,947	116,498	102,308	(116,498)	102,308
As of December 31, 2007:
Loans held in portfolio	$7,044,595	$787,555	$7,832,150	$-	$-	$7,832,150
Goodwill	301,269	135,337	436,606	-	-	436,606
Core deposit intangible, net	22,196	330	22,526	-	-	22,526
Total assets	10,766,881	1,893,872	12,660,753	1,300,266	(2,157,453)	11,803,566
Total deposits	6,664,762	1,149,757	7,814,519	-	(33,279)	7,781,240
Year ended December 31, 2006:
Total interest and dividend income	$519,171	$25,456	$544,627	$-	$(9,614)	$535,013
Total interest expense	(250,756)	(17,739)	(268,495)	(12,199)	9,614	(271,080)
Net interest income (expense)	268,415	7,717	276,132	(12,199)	-	263,933
Core deposit intangible impairment loss	(324)	-	(324)	-	-	(324)
Income tax benefit (expense)	(55,212)	(465)	(55,677)	4,740	-	(50,937)
Net income (loss)	111,393	257	111,650	100,877	(111,650)	100,877

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Included in the “Other” segment are the Company’s activities in China. For the years ended December 31, 2008, 2007 and 2006, the Company’s total assets and results of operations in China, including Hong Kong, were as follows:

	2008	2007	2006

Total assets	$2,053,274	$1,756,286	$1,245,113
Total interest and dividend income	75,468	71,608	47,526
Income before income taxes	13,564	6,210	1,414
Net income	11,503	5,108	842

The Company did not have any significant foreign activities in any other geographic area.

33.	Parent Company

The balance sheets of UCBH Holdings, Inc. at December 31, 2008 and 2007, were as follows (dollars in thousands):

BALANCE SHEETS

	2008	2007

ASSETS
Cash and due from banks	$85,347	$18,114
Other equity investments	5,015	3,433
Equipment, net	263	122
Investment in subsidiary	1,619,767	1,259,949
Other assets	13,991	10,121

Total assets	$1,724,383	$1,291,739

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued interest payable	$3,803	$3,409
Short-term borrowings	-	35,000
Subordinated debentures	281,459	281,615
Other liabilities	11,066	4,612

Total liabilities	296,328	324,636

Preferred stock	395,513	-
Common stock	1,173	1,044
Additional paid-in capital	592,893	427,474
Retained earnings	460,182	554,568
Accumulated other comprehensive loss	(21,706)	(15,983)

Total stockholders’ equity	1,428,055	967,103

Total liabilities and stockholders’ equity	$1,724,383	$1,291,739

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The unconsolidated statements of operations of UCBH Holdings, Inc. for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

STATEMENTS OF OPERATIONS

	2008	2007	2006

Income:
Dividends from subsidiary	$35,500	$21,500	$7,500
Acquisition termination fee	-	-	5,000
Other income	396	3	15

Total income	35,896	21,503	12,515

Expense:
Interest expense	18,735	20,157	12,106
Other general and administrative	4,957	4,348	7,099

Total expense	23,692	24,505	19,205

Income (loss) before income tax benefit and equity in undistributed net income of subsidiary	12,204	(3,002)	(6,690)
Income tax benefit	9,276	9,705	4,740
Equity in undistributed net income (loss) of subsidiary	(89,219)	95,605	102,827

Net income (loss)	$(67,739)	$102,308	$100,877

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The unconsolidated statements of cash flows of UCBH Holdings, Inc. for the years ended December 31, 2008, 2007 and 2006, were as follows (dollars in thousands):

STATEMENTS OF CASH FLOWS

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(67,739)	$102,308	$100,877
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	89,219	(95,605)	(102,827)
Depreciation expense	57	56	67
Amortization of purchase premiums	(156)	(172)	-
Amortization of subordinated debenture fees	125	357	122
Loss on sale of equipment		-	14
Excess tax benefit from stock option exercises	(1,585)	(5,115)	(2,007)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(3,250)	1,839	6,754
Increase in other liabilities	2,903	772	942

Net cash provided by operating activities	19,574	4,440	3,942

Cash flows from investing activities:
Cash acquired from Summit Bank Corporation acquisition	-	-	39
Capital contribution to subsidiaries	(447,037)	(77,288)	(77,326)
Equity investment purchase	(1,582)	(251)	(406)
Purchases of equipment	(198)	-	(162)
Proceeds from sale of equipment	-	-	14

Net cash used in investing activities	(448,817)	(77,539)	(77,841)

Cash flows from financing activities:
Net (decrease) increase in short-term borrowings	(35,000)	35,000	-
Proceeds from stock option exercises	1,456	10,572	4,374
Proceeds from issuance of preferred stock	428,801	-	-
Proceeds from stock issued to China Minsheng Banking Corp., Ltd.	121,851	-	-
Proceeds from issuance of subordinated debentures		41,238	77,321
Excess tax benefit from stock option exercises	1,585	5,115	2,007
Payment of cash dividend on preferred stock	(5,806)	-	-
Payment of cash dividend on common stock	(16,411)	(12,208)	(10,849)

Net cash provided by financing activities	496,476	79,717	72,853

Net (decrease) increase in cash and cash equivalents	67,233	6,618	(1,046)
Cash and cash equivalents beginning of year	18,114	11,496	12,542

Cash and cash equivalents end of year	$85,347	$18,114	$11,496

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

34.	Unaudited Quarterly Condensed Consolidated Financial Information

The summarized unaudited quarterly supplemental consolidated financial information for the years ended December 31, 2008 and 2007, was as follows (dollars in thousands, except for earnings per share data):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,

2008:
Total interest and dividend income	$160,617	$175,562	$179,436	$181,744
Total interest expense	(88,327)	(86,020)	(88,292)	(98,647)

Net interest income	72,290	89,542	91,144	83,097
Recovery of (provision for) loan losses	(152,091)	(43,221)	(32,562)	(35,069)
Noninterest income	1,308	(4,008)	135	5,021
Noninterest expense	(57,507)	(51,759)	(50,552)	(50,017)

Income (loss) before income tax expense	(136,000)	(9,446)	8,165	3,031
Income tax benefit (expense)	58,832	8,953	(463)	(811)

Net income (loss)	(77,168)	(493)	7,702	2,220
Dividends on preferred stock	(5,682)	(2,995)	-	-

Net income (loss) available to common stockholders	$(82,850)	$(3,488)	$7,702	$2,220

Earnings per share
Basic	$(0.76)	$(0.03)	$0.07	$0.02
Diluted	$(0.76)	$(0.03)	$0.07	$0.02

2007:
Total interest and dividend income	$185,936	$182,751	$173,715	$163,946
Total interest expense	(99,837)	(98,827)	(94,980)	(90,116)

Net interest income	86,099	83,924	78,735	73,830
Recovery of (provision for) loan losses	(14,025)	(3,010)	(2,098)	(1,048)
Noninterest income	(3,457)	9,597	8,499	10,961
Noninterest expense	(46,591)	(42,353)	(41,396)	(42,411)

Income before income tax expense	22,026	48,158	43,740	41,332
Income tax expense	(5,780)	(17,337)	(15,530)	(14,301)

Net income	$16,246	$30,821	$28,210	$27,031

Earnings per share:
Basic	$0.16	$0.30	$0.28	$0.27
Diluted	$0.15	$0.29	$0.27	$0.26

35.	Fair Values of Financial Assets and Liabilities

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

CMBS and ABS are categorized in Level 2 of the fair value hierarchy if the fair value of these investments is based on recently executed transactions, market price quotations for similar securities and pricing models that use significant inputs and value drivers that are observable in active markets. If significant inputs such as prepayment, default assumptions and discount rate are not observable or if such significant observable inputs are based on an internal cash flow model, which utilizes Level 3 inputs, including assumptions about future cash flows and risk-adjusted discount rates, such securities are categorized in Level 3 of the fair value hierarchy.

U.S. Government and Agency Securities – includes our Treasury Bills, Callable Agency Securities, Agency Mortgage-Backed Securities and Agency Collateralized Mortgage Obligations and which are valued using quoted market prices for similar securities. Accordingly, these securities are categorized in Level 2 of the fair value hierarchy.

Municipal Bonds – are estimated using recently executed transactions, market price quotations for similar securities and pricing models that factor in, where applicable, interest rates, bond or credit default swap spreads and volatility. These bonds are categorized in Level 2 of the fair value hierarchy.

Loans Held for Sale – are carried at the lower of cost or market value. The fair value of these loans is based on what secondary markets are currently offering for portfolios with similar characteristics. Due to recent market conditions, the prices we receive for our loans held for sale have significant inputs that are not observable. As such, loans held for sale that have been written down to their cost basis during the twelve months ended December 31, 2008, are categorized in Level 3 of the fair value hierarchy.

Mortgage Servicing Rights (“MSR’s”) – are estimated using a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions including estimates of prepayment speeds, discount rates, cost to service, escrow account earnings, contractual servicing fee income, ancillary income and late fees. Since the adoption of SFAS No. 156, we record MSR’s at estimated fair value, but carry them at the lower of cost or market value. MSR’s are classified as being measured on a recurring basis

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

per FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157. Fair value measurements of our MSR’s use significant unobservable inputs. Accordingly, we categorize MSR’s in Level 3 of the fair value hierarchy.

Impaired Loans – are measured for impairment using the practical expedient in FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, whereby fair value of the loan is based on the fair value of the loan’s collateral, provided the loan is collateral dependent. The fair value measurements of loan collateral can include real estate appraisals, comparable real estate sales information, cash flow projections, realization estimates, etc., all of which can include observable and unobservable inputs. As a result, the categorization of impaired loans can be either Level 2 or Level 3 of the fair value hierarchy, depending on the nature of the inputs used for measuring the related collateral’s fair value. As of December 31, 2008, impaired loans were categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data which in turn required the use primarily of unobservable inputs and assumptions in our fair value measurements. Until conditions improve in the residential real estate and liquidity markets the Company will continue to hold more nonperforming assets on our balance sheet as it is currently the most economic option available.

Derivative Contracts – consist primarily of foreign currency forward, option contracts, and swaps. Substantially all of these derivative contracts are traded in over-the-counter markets, where quoted market prices are not readily available. As such, fair value is measured using pricing models that utilize primarily market observable inputs, such as yield curves and option volatilities, and accordingly are categorized in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value at December 31, 2008, on a recurring basis are summarized below (dollars in thousands):

	Total	Level 1	Level 2	Level 3

Investment and mortgage-backed securities available for sale	$2,962,093	$50,345	$2,575,819	$335,929
Mortgage servicing rights	12,561	-	-	12,561
Net other financial assets (1)	1,056	-	1,056	-

Total	$2,975,710	$50,345	$2,576,875	$348,490

Net other financial liabilities (1)	$(3,012)	$-	$(3,012)	$-

(1)	Derivatives are included in this category.

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The table below provides the FAS 157 valuation hierarchy and fair value amount of the Company’s investment and mortgage-backed securities available for sale. The principal market for these securities is the Fixed Income market (dollars in thousands).

	Level 1	Level II	Level III	Total Fair
	Fair Value	Fair Value	Fair Value	Value	% of Total
Investment Type	Amount	Amount	Amount	Amount	Investment

Treasury Bill	$49,963	$-	$-	$49,963	1.69
Agency Preferred Stock	382	-	-	382	0.01
Agency Note	-	815,481	-	815,481	27.53
Agency Discount Note	-	198,800	-	198,800	6.71
Agency MBS	-	780,831	-	780,831	26.36
Agency CMO	-	389,224	-	389,224	13.14
Private CMO	-	139,068	-	139,068	4.70
Municipals	-	252,299	-	252,299	8.52
CDOs	-	-	12,568	12,568	0.42
CLO	-	-	7,016	7,016	0.24
CMBS	-	-	306,614	306,614	10.35
SBA I/O Strips	-	-	9,731	9,731	0.33
SBA Pool	-	116	-	116	0.00

Totals	$50,345	$2,575,819	$335,929	$2,962,093	100.00

Level I securities, which include Agency Preferred Stock and Treasury Bill, represents 1.70% of the total fair value of the investment securities and mortgage-backed securities available for sale. These securities are categorized as Level 1 due to quoted prices being accessible for identical securities in active markets.

Level II securities represent 87.0% of the investment and mortgage-backed securities available for sale. These securities are categorized as Level II due to no identical securities being traded in active markets however, observable market inputs are accessible. For example, quoted price on similar securities are accessible in active markets and market prices are readily available from different sources. The Company uses the pricing source from a third party pricing service (“pricing service”) to determine the fair value of the Level II securities. The pricing service provides evaluations that represent as to what a buyer in the marketplace would pay for a given security in a current sale. The sources used by the pricing service as inputs to its evaluated pricing vary according to the type of security being evaluated. The main source of information the pricing service uses include research materials prepared by others, corporate rating services, annual reports, prospectus, filings with the Securities and Exchange Commission and company press releases. Other sources include market maker, broker and dealer quotes, the pricing service generated yield scales, factors, prepayment rates, currency rates, indices, and other data received from third parties. The pricing service’s evaluations are based on objectively verifiable information derived from or clearly relevant to the market for such securities. The pricing service bases its evaluation on interpretations of accepted Wall Street conventions. Information that is typically considered includes the security’s terms and conditions, including any features specific to that issue, which may influence risk, and thus marketability, and market activity with particular emphasis on events affecting market sectors and individual issuer credit worthiness.

Level III securities represent 11.3% of investment and mortgage-backed securities available for sale. These securities are categorized as Level III due to no identical securities in active markets and observable market inputs not readily available. The Company’s internal model is used to derive the fair value of the CDOs, CLO and SBA I/O Strips. A third party is used to value the Company’s CMBS.

The fair value of the CDOs and one CLO was derived using the Company’s internal pricing model. In making the determination on the use of its internal pricing model, the Company obtained price indications from various brokers for the December 2008 month end pricing. Based on the broker quotes obtained, corresponding

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

implied yields were estimated based on the Company’s projected cash flow. By interpreting the implied yield against the credit rating of each CDO and CLO, the Company deemed that the implied yields were relatively high when compared to the respective cash flows. To access the market conditions and market participant assumptions to determine the valuation of the CDOs and CLO, various brokers were consulted. Based on the consultation with the brokers, the Company concluded that the CDO and CLO markets are inactive due to substantial risk aversion initiated by the credit crisis started in mid-2007 and fueled by continued negative market developments afterward. Since trading activity remained thin, observable transactions on these securities are scarce. Based on current market conditions, broker price indication and consultation with brokers, the Company concluded that the CDO and CLO markets are inactive. Brokers informed the Company that most trades in the market are related to liquidation sale, distress sale and bankruptcy sale. These trades reflect exit prices of transactions that are indicative of distressed or forced sales. Observable inputs are not available as transactions on CDO and CLO are scarce and not current.

The Company used its internal pricing model to generate projected cash flows for its CDOs and CLO based on the most recent trustee reports for these securities and using the Company’s prepayment, default and recovery assumptions. The general assumptions on these factors were obtained from brokers. Since market participants deemed the defaults will be front loaded, different scenarios (with assigned probabilities) were derived for each CDO and CLO according to different severities of front-loaded default rates for the first twelve months. Since observable transactions on similar CDO and CLO are rare, the Company decided to determine the risk-adjusted discount margin (“DM”) on pricing the CDOs and CLO by using the DM implied by the corporate bond market. While the corporate bond market has displayed widening spreads and lower volumes at the end of September and throughout the fourth quarter of 2008, the instrument variety and number of data points in the corporate bond market enabled the Company to determine the appropriate risk-adjusted DM for each CDO and CLO. The final model pricing was determined by the sum of the probability weighted price derived from the discounted cash flows in each scenario that the Company stress tested with the appropriate risk-adjusted DM. The probability to each scenario is determined under a conservative view of the expected status of the economy.

The fair value of the SBA I/O Strips was derived using the Company’s internal pricing model. In making the determination on the use of its internal model, the Company obtained price indications from various brokers for the December, 2008 month end pricing. To access the market conditions and market participant assumptions to determine the valuation of the SBA I/O Strips, various brokers were consulted. Based on the consultation with the brokers, the Company concluded that the SBA I/O Strips markets are inactive as no secondary market activity is observed in the market. Observable transactions on these securities are scarce. After performing due diligence on both observable and unobservable inputs for the price indication provided by the broker, the Company determined that the pricing indication of brokers are largely based on scarce and non-current data and unobservable inputs for their pricing. The Company concluded that it was appropriate to place less reliance on pricing indications from brokers to value the SBA I/O Strips.

The Company used its internal pricing model to determine the pricing of its SBA I/O Strips. Since the cash flows of the SBA I/O Strips are guaranteed by the United States Government, there is virtually no risk involved in the cash flows. Therefore, the only assumption built into the pricing model to generate the projected cash flows used to compute the market values of the SBA I/O Strips is the discount yield and prepayment speed. The discount rate is based on the discount rate for the fair market value assumption of the SBA Loan Mortgage Servicing Rights estimated by a third party servicer. The Company used the prepayment rate that it determined as the most reasonable based on the underlying collateral of the SBA I/O Strips.

The Company used a third party service to determine the pricing of its CMBS available for sale investments. The third party performs pricing and scenario analysis for a variety of institutions engaged in the issuance and management of Commercial Mortgage-Backed Securities, Residential Mortgage-Backed Securities, and Collateralized Debt Obligations. The third party service maintains a database of credit spread information on each CMBS transaction issued publicly as well as polling its client list for information related to each

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

client’s current CMBS credit spread assumptions. For prepayment and default scenario assumptions, the third party service uses a combination of internal credit default models and the “published” dealer research that estimate prepayment rates and default rates for each publicly available CMBS transaction.

The CMBS investments were the result of UCB’s securitization of commercial real estate loans during the fourth quarter of 2007. The loans were exchanged for collateralized mortgage backed securities, issued through a newly established trust, United Commercial Mortgage Securities, LLC. There are four certificates representing the trust: Class A Certificates, Class M Certificates, Class C Certificates and Class R Certificates. The Class R Certificates have no economic value. In the pricing of the CMBS investments, Class A was priced at a credit spread to the interpolated U.S. Swap curve, Class M was priced at a credit spread to the interpolated U.S. Treasury curve and Class C was priced at the fixed rate credit spread. These rates were obtained based on market observations. Also, in deriving the price of the CMBS, the third party used different prepayment and credit default rate scenarios in their pricing model.

Any declines in a specific investment security’s fair value that are determined to be other-than-temporary, result in a write-down of the investment security and a corresponding charge to noninterest income. During the year ended December 31, 2008, as a result of continued deteriorating market conditions, the Company recognized other-than-temporary impairments totaling $43.1 million.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows (dollars in thousands):

			Total
			Unrealized
			Gains (Losses)
		Realized Gains	Included in	Purchased, Sales,
		(Losses)	Other	Other		Transfers In
	Beginning	Included in	Comprehensive	Settlements and		and/or (Out)
	Balance	Income	Income	Issuances, Net		of Level 3	Ending Balance

Year Ended December 31, 2008

Investment securities available for sale	$59,029	$(20,919)	$(14,217)	$(13,017)		$325,053	$335,929

Mortgage servicing rights	17,070	(649)	-	(3,860)	(1)	-	12,561

Total assets	$76,099	$(21,568)	$(14,217)	$(16,877)		$325,053	$348,490

(1)	Includes change in fair value.

The Company reclassified its senior and mezzanine tranche of its CMBS from Level 2 to Level 3. The reclassifications were due to the lack of an active market for these instruments as well as the decreased observability of certain of the valuation inputs for these instruments.

The Company measures certain financial assets at fair value on a nonrecurring basis. For financial assets measured at fair value on a nonrecurring basis in the year ended December 31, 2008, that were still held on the Consolidated Balance Sheet at December 31, 2008, the following table presents the carrying value of those assets measured at fair value on a nonrecurring basis for which impairment was recognized for the year ended December 31, 2008:

					Total
					Realized	Financial
					Gains	Statement
	Total	Level 1	Level 2	Level 3	(Losses)	Effect

Loans held for sale	$-	$ -	$ -	$-	$(1,428)	Income Statement
Impaired loans	611,325	-	-	611,325	(57,001)	Income Statement

UCBH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

36.	Subsequent Events

Effective January 8, 2009, Ms. Doreen Woo Ho was appointed President of Community Banking of the Company. Refer to the Current Report on Form 8-K filed with the Securities and Exchange Commission on the terms and conditions of the employment agreement between Ms. Doreen Woo Ho and the Company.

On January 22, 2009, UCBH’s Board of Directors declared a dividend on UCBH’s preferred stock. A cash dividend of $21.25 per share on its 8.50% Non-Cumulative Perpetual Convertible Series B Preferred Stock was declared payable on March 16, 2009, to stockholders of record as of the close of business on February 27, 2009. A cash dividend of $12.63 per share on its Fixed Rate Cumulative Perpetual Preferred Stock, Series C was declared payable on February 15, 2009, to stockholders of record as of the close of business on February 5, 2009.

On February 17, 2009, UCBH’s Board of Directors declared a dividend on UCBH’s common stock. A cash dividend of $0.01 per share on the outstanding shares of Common Stock was declared payable April 13, 2009, to stockholders of record as of the close of business on March 31, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

  a. Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

  b. Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by or under the supervision of a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. It includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and board of directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of internal control, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2008, management has identified a material weakness in internal control related to the Company’s polices and procedures for monitoring of and responding to certain financial reporting risks. Specifically, the Company’s policies and procedures did not provide for timely evaluation of and revision to management’s approach for assessing credit risk inherent in the Company’s loan portfolio to reflect changes in the economic environment. This material weakness resulted in a material misstatement of the Company’s loan loss allowance and provision for loan losses as of and for the year ended December 31, 2008 that has been corrected prior to issuance of the Company’s 2008 consolidated financial statements.

Based on our assessment and the criteria discussed above, the Company has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was ineffective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report incorporated by reference into Item 8 of this Annual Report on Form 10-K.

c. Remediation of Material Weakness

As discussed in Management’s Report on Internal Control over Financial Reporting, as of December 31, 2008, there was a material weakness in the Company’s internal control with respect to assessing credit risk inherent in the Company’s loan portfolio. The Company is in the process of actively remediating this material weakness. In connection therewith, the Company is reviewing and adjusting, as appropriate, the roles and responsibilities of the lending and credit administration personnel. The Company has appointed the former Chief Credit Officer to be the Chief Lending Officer to ensure the line driven risk rating process will be accurate and timely. The Company will identify individuals with the requisite skills to improve the timely monitoring and analysis of credit risk inherent in the Company’s loan portfolio. The Company will continue to enhance its training of its loan officers in the risk rating and problem loan identification process. The Company’s Independent Asset Review function will continue to have full authority in the final judgment of credit ratings. The Company’s Internal Audit function, as part of its 2009 audit plan will conduct independent audits to ensure all remediated actions are implemented.

Through these steps, the Company believes it will appropriately address the material weakness that affected its internal control over financial reporting as of December 31, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over the financial reporting system.

d. Changes in Internal Control Over Financial Reporting

The Company has made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended December 31, 2008.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to our executive officers, directors, the audit committee financial expert and the Audit Committee is incorporated by reference from the information contained in the section captioned “Election of Directors”, “Executive Officers” and “Board Meeting and Committees - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Stockholders.

The information required by this item with respect to the Company’s Code of Conduct is incorporated by reference from the information contained in the section captioned “Corporate Governance - Code of Conduct” in the Proxy Statement. The Code of Conduct is publicly available on our website at www.ucbh.com. If we make any substantive amendments to the Code of Conduct or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website.

Item 11.	Executive Compensation

The information required by this item with respect to our named executive officers is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees - Executive Compensation, Summary Compensation Table, Employment and Change in Control Agreements, Option Grants and Executive Deferred Compensation” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Stockholders.

The information required by this item with respect to the compensation of our directors is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees - Director Compensation and Director Deferred Compensation Plan” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in the sections captioned “Board Meetings and Committees - Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Stockholders. For information on the Company’s equity compensation plans, see Note 24 to the Consolidated Financial Statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in the section captioned “Related Party Transactions” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Shareholders

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information contained in the sections captioned “Ratification of Selection of Independent Auditors - Independent Auditor Fees” in the Company’s definitive Proxy Statement for the May 21, 2009, Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report.

1.	The following consolidated financial statements of UCBH Holdings, Inc. and subsidiaries are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

2.	All other financial schedules are omitted due to the required information is not applicable, or contained in the Consolidated Financial Statements or the notes thereto.

3.	Exhibits:

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCBH Merger Sub, Inc., a wholly owned subsidiary of Buyer, and Pacifica Bancorp, Inc. dated May 23, 2005	10-Q	000-24947	2.1	August 9, 2005
2.2	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Asian American Bank & Trust Company dated August 2, 2005	10-Q	000-24947	2.2	November 9, 2005
2.3	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), United Commercial Bank, a wholly owned subsidiary of Buyer, and Great Eastern Bank dated October 13, 2005	S-4	000-24947	2.1	December 12, 2005
2.4	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger, LLC, a wholly owned subsidiary of Buyer, and Summit Bank Corporation dated September 18, 2006	10-Q	000-24947	2.4	November 14, 2006
2.5	Agreement and Plan of Merger by and among UCBH Holdings, Inc. (“Buyer”), UCB Merger II, LLC, a wholly owned subsidiary of Buyer, CAB Holding, LLC, CAB International Holding Limited, and Dr. Paul Shi H. Huang dated January 10, 2007	10-Q	000-24947	2.5	May 10, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.6	Sale and Purchase Agreement among United Commercial Bank, Charoen Pokphand Group Co., Ltd., M. Thai Group Limited and DEG - Deutsche Investitions and Entwicklungsgesellschaft mbH dated March 26, 2007	10-Q	000-24947	2.6	May 10, 2007
2.7	Agreement for Transfer of Equity Interest in Business Development Bank Limited by and among Kasikornbank Public Co., Ltd., Charoen Pokphand Group Company Limited, and United Commercial Bank dated March 26, 2007	10-Q	000-24947	2.7	May 10, 2007
3.1	Second Amended and Restated Certificate of Incorporation of UCBH Holdings, Inc.	10-Q	000-24947	3.1	May 10, 2004
3.2	Amended and Restated Bylaws of UCBH Holdings, Inc., as amended and restated	8-K	000-24947	3.2	October 29, 2008
3.3	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock (filed as Exhibit A to Exhibit 4.7 hereto)	8-K	000-24947	1	January 29, 2003
3.4	Certificate of Designations for the Series B Preferred Stock	8-K	000-24947	3.1	June 11, 2008
3.5	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series C	8-K	000-24947	3.1	November 18, 2008
4.0	Form of Stock Certificate of UCBH Holdings, Inc.	S-1	333-58325	4.0	July 1, 1998
4.1	Indenture of UCBH Holdings, Inc., dated April 17, 1998, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	S-4	333-58335	4.1	July 1, 1998
4.2	Form of Certificate of Series B Junior Subordinated Debenture	S-4	333-58335	4.2	July 1, 1998
4.3	Certificate of Trust of UCBH Trust Co.	S-4	333-58335	4.3	July 1, 1998
4.4	Amended and Restated Declaration of Trust of UCBH Trust Co.	S-4	333-58335	4.4	July 1, 1998
4.5	Form of Series B Capital Security Certificate for UCBH Trust Co.	S-4	333-58335	4.5	July 1, 1998
4.6	Form of Series B Guarantee of the Company relating to the Series B Capital Securities	S-4	333-58335	4.6	July 1, 1998
4.7	Rights Agreement dated as of January 28, 2003	8-K	000-24947	1	January 29, 2003
4.8	Indenture of UCBH Holdings, Inc., dated September 22, 2005, between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee	10-Q	000-24947	2.2	November 9, 2005
4.9	Indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 15, 2006	10-K	000-24947	4.9	March 1, 2007
4.10	Junior subordinated indenture between UCBH Holdings, Inc. and Wilmington Trust Company, as trustee, dated December 28, 2006	10-K	000-24947	4.10	March 1, 2007
4.11	Junior Subordinated Indenture between Summit Bank Corporation and The Bank of New York, as trustee, dated September 30, 2003	10-K	000-24947	4.11	March 1, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

4.12	Registration Rights, Lockup and Standstill Agreement by and among UCBH Holdings, Inc., CAB International Holding Limited and Dr. Paul Shi H. Huang	10-Q	000-24947	4.12	May 10, 2007
4.13	Floating Rate Junior Subordinated Debentures between United Commercial Bank and Wilmington Trust Company, as Trustee, dated June 21, 2007.	10-Q	000-24947	4.13	August 9, 2007
4.14	Form of Certificate for the Series C Preferred Stock	8-K	000-24947	4.1	November 20, 2008
4.15	Warrant for Purchase of Common Stock	8-K	000-24947	4.2	November 20, 2008
10.1	Employment Agreement between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	10-Q	000-24947	10.1	November 9, 2004
10.2	Amendment to Employment Agreement, dated November 14, 2008, between UCBH Holdings, Inc., United Commercial Bank and Thomas S. Wu	8-K	000-24947	10.1	November 20, 2008
10.3	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Jonathan H. Downing	8-K	000-24947	10.2	June 13, 2005
10.4	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Sylvia Loh as well as certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	10-Q	000-24947	10.3	November 9, 2004
10.5	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Ka Wah (Tony) Tsui and certain other Executive Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	May 2, 2007
10.6	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Daniel Gautsch	8-K	000-24947	10.1	June 8, 2005
10.7	Amendment to Change in Control Agreement, dated November 14, 2008, between UCBH Holdings, Inc., United Commercial Bank and John M. Kerr	8-K	000-24947	10.3	November 20, 2008
10.8	Amendment to Change in Control Agreement, dated November 14, 2008, between UCBH Holdings, Inc., United Commercial Bank and Ebrahim Shabudin	8-K	000-24947	10.4	November 20, 2008
10.9	Amendment to Change in Control Agreement, dated November 14, 2008, between UCBH Holdings, Inc., United Commercial Bank and Ka Wah Tsui	8-K	000-24947	10.5	November 20, 2008
10.10	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and Dennis Wu	8-K	000-24947	10.1	June 13, 2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.11	Form of Change in Control Agreement among UCBH Holdings, Inc., United Commercial Bank and certain Senior Vice Presidents of UCBH Holdings, Inc. or United Commercial Bank	8-K	000-24947	10.1	August 15, 2007
10.12	Change in Control Agreement, dated November 14, 2008, between UCBH Holdings, Inc., United Commercial Bank and Craig S. On	8-K	000-24947	10.2	November 20, 2008
10.13	UCBH Holdings, Inc. Amended and Restated 2006 Equity Incentive Plan, (formerly known as UCBH Holdings, Inc. 2006 Equity Incentive Plan)	S-8	333-143774	4.2	June 15, 2007
10.14	UCBH Holdings, Inc. Senior Executive Annual Incentive Plan	10-Q	000-24947	10.9	August 9, 2006
10.15	Form of Indemnification Agreement of UCBH Holdings, Inc.	8-K	000-24947	10.1	December 1, 2008
10.16	Form of Indemnification Agreement of United Commercial Bank.	8-K	000-24947	10.2	December 1, 2008
10.17	Post Retirement Compensation Agreement between Pin Pin Chau, Chief Executive Officer of Summit Bank Corporation, and Summit Bank Corporation dated December 20, 2004	10-K	000-24947	10.12	March 1, 2007
10.18	Investment Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.1	March 6, 2008
10.19	Investor’s Rights and Standstill Agreement dated October 7, 2007 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.2	March 6, 2008
10.20	Voting Agreement dated March 5, 2008 by and between UCBH Holdings, Inc. and China Minsheng Banking Corp., Ltd.	8-K	000-24947	10.3	March 6, 2008
10.21	Letter Agreement, dated November 14, 2008, between UCBH Holdings, Inc. and the United States Department of the Treasury, which includes the Securities Purchase Agreement-Standard Terms attached hereto, with respect to the sale and issuance of the Series C Preferred Stock and the Warrant	8-K	000-24947	10.1	November 20, 2008
14.1	Code of Conduct, as amended on August 14, 2004.	8-K	000-24947	14.1	September 1, 2004
21.0	Subsidiaries of UCBH Holdings, Inc.					✓
23.1	Consent of Independent Registered Public Accounting Firm PriceWaterhouse Coopers LLP					✓
23.2	Consent of Independent Registered Public Accounting Firm KPMG LLP					✓

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Thomas S. Wu.					✓
31.2	Certificate pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, signed and dated by Craig S. On.					✓
32.0	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed and dated by Thomas S. Wu and Craig S. On.					(1)

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UCBH HOLDINGS, INC.
Date: March 16, 2009
/s/ Thomas S. Wu
Thomas S. Wu
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: March 16, 2009
/s/ Craig S. On
Craig S. On
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas S. Wu Thomas S. Wu	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Craig S. On Craig S. On	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

/s/ Joseph J. Jou Joseph J. Jou	Lead Director	March 16, 2009

/s/ Li-Lin Ko Li-Lin Ko	Director	March 16, 2009

/s/ James Kwok James Kwok	Director	March 16, 2009

/s/ David S. Ng David S. Ng	Director	March 16, 2009

/s/ Daniel P. Riley Daniel P. Riley	Director	March 16, 2009

/s/ Qingyuan Wan Qingyuan Wan	Director	March 16, 2009

/s/ Richard Li-Chung Wang Richard Li-Chung Wang	Director	March 16, 2009

/s/ Dr. Godwin Wong Dr. Godwin Wong	Director	March 16, 2009

/s/ Dennis Wu Dennis Wu	Director	March 16, 2009